Form 10-Q
period 2016-06-30
IMPINJ INC
filed 2016-09-02
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37824

IMPINJ, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2041398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Fairview Avenue North, Suite 1200, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 517-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 1, 2016, the registrant had 18,775,815 shares of common stock, $0.001 par value per share, outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$14,432	$10,121
Accounts receivable, net	15,623	12,889
Inventory	19,228	11,837
Prepaid expenses and other current assets	1,142	1,095
Total current assets	50,425	35,942
Property and equipment, net	12,621	12,351
Other non-current assets	1,528	637
Goodwill	3,881	3,881
Other intangible assets, net	—	37
Total assets	$68,455	$52,848
Liabilities, redeemable convertible preferred stock and stockholders' deficit:
Current liabilities:
Accounts payable	$7,473	$3,182
Accrued compensation and employee related benefits	4,006	4,038
Accrued liabilities	4,225	2,895
Current portion of long-term debt	13,162	5,227
Current portion of capital lease obligations	1,100	1,190
Current portion of deferred rent	182	258
Current portion of deferred revenue	371	684
Total current liabilities	30,519	17,474
Long-term debt, net of current portion	15,033	10,683
Capital lease obligations, net of current portion	2,115	2,526
Long-term liabilities—other	724	678
Warrant liability	2,711	2,865
Deferred rent, net of current portion	5,104	4,984
Deferred revenue, net of current portion	970	710
Total liabilities	57,176	39,920
Commitment and contingencies
Redeemable convertible preferred stock, $0.001 par value
Series 1: 5,334 shares authorized; 5,334 shares issued and outstanding	65,834	60,184
Series 2: 2,979 shares authorized; 2,557 shares issued and outstanding	37,897	37,779
Total redeemable convertible preferred stock	103,731	97,963
Stockholders' deficit:
Common stock, $0.001 par value, 17,083 shares authorized; 4,478 and 4,382 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid in capital	95,443	100,276
Accumulated deficit	(187,899)	(185,315)
Total stockholders' deficit	(92,452)	(85,035)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$68,455	$52,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$47,413	$34,866	$25,862	$18,871
Development, service and licensing revenue	206	322	126	252
Total revenue	47,619	35,188	25,988	19,123
Cost of revenue:
Cost of product revenue	22,834	16,901	12,339	8,901
Cost of development, service and licensing revenue	95	96	57	59
Total cost of revenue	22,929	16,997	12,396	8,960
Gross profit	24,690	18,191	13,592	10,163
Operating expenses:
Research and development	11,160	8,184	5,726	4,023
Sales and marketing	10,318	6,379	5,288	3,333
General and administrative	4,858	3,151	2,356	1,597
Total operating expenses	26,336	17,714	13,370	8,953
Income (loss) from operations	(1,646)	477	222	1,210
Interest expense and other income (expense), net
Interest expense	(977)	(445)	(490)	(230)
Other income (expense), net	94	86	54	24
Total interest expense and other income (expense), net	(883)	(359)	(436)	(206)
Income (loss) before tax expense	(2,529)	118	(214)	1,004
Income tax expense	(55)	(49)	(40)	(30)
Net income (loss)	$(2,584)	$69	$(254)	$974
Less: Accretion of preferred stock	(5,650)	(5,650)	(2,825)	(2,825)
Net loss attributable to common stockholders—basic and diluted	$(8,234)	$(5,581)	$(3,079)	$(1,851)
Net loss per share attributable to common stockholders—basic and diluted	$(1.92)	$(1.48)	$(0.71)	$(0.48)
Weighted—average shares used to compute net loss per share attributable to common stockholders—basic and diluted	4,294	3,766	4,321	3,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income (loss)	$(2,584)	$69
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,483	839
Amortization of debt issuance costs	84	64
Revaluation of warrant liability	(91)	(71)
Stock-based compensation	662	600
Changes in operating assets and liabilities:
Accounts receivable	(2,734)	(3,313)
Inventory	(7,391)	(4,390)
Prepaid expenses and other assets	(621)	(166)
Deferred revenue	(53)	105
Deferred rent	44	(375)
Accounts payable	4,291	2,821
Accrued compensation and benefits	(235)	77
Accrued liabilities	829	53
Net cash provided by (used in) operating activities	(6,316)	(3,687)
Investing activities:
Purchases of property and equipment	(1,048)	(436)
Net cash used in investing activities	(1,048)	(436)
Financing activities:
Payments on capital lease financing obligations	(622)	(335)
Payments on term loans	(45,733)	(598)
Proceeds from term loans	57,934	4,009
Proceeds from issuance of common stock upon exercise of stock options	358	282
Proceeds from issuance of preferred stock upon exercise of warrants	55	—
Payments of deferred offering costs	(317)	—
Net cash provided by (used in) financing activities	11,675	3,358
Net increase (decrease) in cash and cash equivalents	4,311	(765)
Cash and cash equivalents
Beginning of period	10,121	6,939
End of period	$14,432	$6,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Impinj, Inc. enables wireless connectivity to everyday items, delivering each items’ unique identity, location and authenticity to business and consumer applications. The Impinj Platform, spanning endpoints, connectivity and software provides this wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint integrated circuits, or ICs, that attach-to and uniquely identify items; reader ICs, readers and gateways that enable bidirectional radio connectivity to the items; operating-system software that manages platform resources and delivers services and item data to partner applications via open APIs; as well as from development, service and license agreements. Our integrated platform connects billions of everyday items such as apparel, medical supplies, automobile parts, drivers’ licenses, food and luggage to applications such as inventory management, patient safety, asset tracking and item authentication, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2015 included our prospectus, or the Prospectus, filed with the SEC on pursuant to Rule 424(b) under the Securities Act of 1933 on July 21, 2016. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position as of June 30, 2016, our results of operations for the three and six month periods ended June 30, 2016 and 2015, and our cash flows for the six month periods ended June 30, 2016 and 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other future period.

Reclassifications

In the consolidated statements of operations, certain prior year amounts have been reclassified to conform to the current year presentation. During the three and six months ended June 30, 2015, respectively, cost of product revenue increased $24,000 and $46,000, research and development expenses increased $106,000 and $209,000, sales and marketing expenses increased $44,000 and $86,000 and general and administrative expenses decreased $174,000 and $341,000. There was no change to the net income as a result of the reclassification.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, reserve for returns, collectability of accounts receivable, estimated costs to complete development contracts, warranty obligations, deferred revenue, inventory excess and obsolescence, depreciable lives of fixed assets, the determination of the fair value of stock awards and warrants and accrued liabilities, compensation and employee related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Certain Significant Risks and Uncertainties

Inherent in our business are various risks and uncertainties, including that we are developing advanced technologies and new applications in a rapidly changing industry. These risks include the failure to develop and extend our products and the rejection of our products by consumers, as well as other risks and uncertainties. If we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels and our ability to generate significant revenue from the use of our technology.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs related to our initial public offering, are capitalized. The deferred offering costs will be offset against proceeds upon the closing of the offering. These costs have been deferred through the completion of the initial public offering and on the closing date of July 26, 2016, will be reclassified to additional paid-in capital as a reduction of the proceeds. There were $1.5 million of capitalized deferred offering costs as of June 30, 2016 and $637,000 of capitalized deferred offering costs as of December 31, 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board, or FASB, issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This standard requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This standard also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. We expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance as of January 1, 2016. The adoption of this guidance has no impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued guidance on the measurement of inventory. The amendments require the measurement of inventory at the lower of cost or net realizable value; where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for interim and annual reporting periods beginning after December 31, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance for the year ending December 31, 2016. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$4,234	$852
Work-in-process	3,743	3,269
Finished goods	11,251	7,716
Total Inventory	$19,228	$11,837

Note 4. Stock-Based Compensation

The following table summarizes option award activity under our equity incentive plans for the year ended December 31, 2015 and the six months ended June 30, 2016 (in thousands, except per share data):

	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2015	1,896	$3.72	$7.77	$8,666
Granted	99	8.48
Exercised	(96)	3.72
Forfeited or Cancelled	(54)	5.17
Outstanding at June 30, 2016	1,845	3.95	7.39	8,693
Vested and exercisable at June 30, 2016	1,000	2.17	6.22	6,490

As of June 30, 2016, there was a total of $2.0 million in unrecognized compensation cost related to unvested stock options.

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$11	$21	$6	$8
Research and development expense	134	184	65	81
Sales and marketing expense	411	317	206	173
General and administrative expense	106	78	51	32
Total stock-based compensation expense	662	600	328	294

Note 5. Net Loss Per Share Attributable to Common Stockholders

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(2,584)	$69	$(254)	$974
Less: Accretion of preferred stock	(5,650)	(5,650)	(2,825)	(2,825)
Net loss attributable to common stockholders—basic and diluted	$(8,234)	$(5,581)	$(3,079)	$(1,851)

Denominator:
Weighted-average common shares outstanding	4,405	3,963	4,423	4,030
Weighted-average unvested shares of common stock subject to repurchase	(111)	(197)	(102)	(185)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted	4,294	3,766	4,321	3,845

Net loss per share attributable to common stockholders— basic and diluted	$(1.92)	$(1.48)	$(0.71)	$(0.48)

For the periods presented, the following outstanding options, warrants and shares of preferred stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	For the Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock	7,891	7,885	7,891	7,885
Common stock warrants	25	25	25	25
Redeemable convertible preferred stock warrants	258	264	258	264
Unvested shares of common stock subject to repurchase	147	169	147	169
Stock options	1,845	2,081	1,845	2,081

Note 6. Debt Facilities

Senior Credit Facility

We have a loan and security agreement, which we refer to as our senior credit facility, with Silicon Valley Bank. The senior credit facility provides for both revolver and term borrowings. In May 2016, we amended our senior credit facility to, among other things, refinance our $10.5 million aggregate principal amount of outstanding term borrowings, extend the maturity date of the revolver to December 2017, add a $5.0 million sublimit under the revolver for the issuance of standby letters of credit, reduce the interest rate applicable to revolving loans, amend the tangible net worth covenant and provide for a new equipment term-loan facility of up to $2.0 million.

Interest on term borrowings accrues at a floating rate equal to the lender’s prime rate plus 2.25% during a one year interest-only period and at a floating rate equal to the lender’s prime rate plus 1.75% after expiration of the interest-only period (5.75% at June 30, 2016). Beginning in June 2017, we must begin paying 36 equal monthly installments of principal, plus accrued and unpaid interest. All outstanding principal and accrued and unpaid interest on the term borrowings is due and payable in May 2020. We may at our option prepay the outstanding term loan balance by paying the lender all principal and accrued and unpaid interest, plus a prepayment fee equal to $210,000 if the term-loan is prepaid on or prior to the first anniversary of the May 2016 amendment, and $105,000 if the term loan is prepaid after the first anniversary but on or prior to the second anniversary of the May 2016 amendment.

The revolver allows us to borrow up to the lesser of $15.0 million and a borrowing base tied to the amount of our eligible accounts receivable and inventory. Interest on revolver borrowings is payable monthly and accrues at a floating rate equal to the lender’s prime rate plus 2.50% at all times when our cash held at the bank plus the amount available to borrow on the revolver is less than or equal to $8.5 million, and 2.00% when our cash held at the bank plus the amount available to borrow on the revolver is greater than $8.5 million for a period of at least 60 consecutive days (5.25% at June 30, 2016). At June 30, 2016, we had $13.0 million of revolver borrowings outstanding.

At June 30, 2016, $23.5 million of term loan and revolver borrowings were outstanding, excluding unamortized debt issuance costs of $195,000. The weighted average interest rate on these facilities was 5.5% at June 30, 2016. Scheduled principal maturities as of June 30, 2016 were as follows (in thousands):

2016	$13,000
2017	2,042
2018	3,500
2019	3,500
2020	1,458
$23,500

As amended in May 2016, our senior credit facility also provides for up to $2.0 million in equipment term loans to fund purchases of eligible equipment. Equipment loans are available for borrowing for one year following the May 2016 amendment date and mature in May 2020. Equipment loans are repaid in 36 equal monthly installments of principal, plus accrued and unpaid interest, following each borrowing and accrue interest at a floating rate equal to the lender’s prime rate plus 1.75%. We may at our option prepay the outstanding equipment loan balance by paying the lender all outstanding principal and accrued and unpaid interest plus a prepayment fee equal to 2.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was borrowed, and 1.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid after the first anniversary of the date such equipment loan was borrowed. At June 30, 2016, we had no equipment loan borrowings outstanding.

The senior credit facility contains customary conditions to borrowing and affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, grant liens on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. The senior credit facility also requires us to maintain a minimum tangible net worth and liquidity ratio. We were in compliance with all covenants under our senior credit facility as of December 31, 2015 and June 30, 2016. Substantially all of our assets other than intellectual property are pledged as collateral under the senior credit facility.

Mezzanine Credit Facility

We have a mezzanine loan and security agreement, which we refer to as our mezzanine credit facility, with SG Enterprises II, LLC, which provides for a $5.0 million term loan which was drawn in September 2015. Interest on the term loan accrues at a fixed per-year rate equal to 18.0% and is payable monthly. Beginning in October 2017, we are required to pay equal monthly installments of principal equal to $138,889 through the maturity date. We may at our option and upon certain conditions, prepay the outstanding term loan balance without premium or penalty. All outstanding principal and accrued and unpaid interest on the term loan under the mezzanine credit facility is due and payable in October 2020.

The mezzanine credit facility contains customary conditions to borrowing and affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, dispose of assets, merge with or acquire other entities, incur indebtedness, grant liens on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. The mezzanine credit facility also requires us to maintain minimum revenues of at least 80% of our board-approved annual operating plan, measured quarterly on a year-to-date basis. Substantially all of our assets other than intellectual property are pledged as collateral under the mezzanine credit facility. We were in compliance with all covenants as of June 30, 2016.

As of June 30, 2016, $5.0 million of mezzanine loan borrowings, excluding unamortized debt discounts and issuance costs of $109,000 were outstanding. Scheduled principal maturities as of June 30, 2016 were as follows (in thousands):

2017	$416
2018	1,667
2019	1,667
2020	1,250
$5,000

Note 7. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We are organized as, and operate as, one reportable segment: the development and sale of integrated platform products and services. Our chief operating decision-maker is the executive team, led by our chief executive officer. Our executive team regularly reviews financial information presented on a total company basis, accompanied by information about revenue and direct material gross margin by product family for purposes of monitoring our product mix impact on total gross margin. Our executive team evaluates performance based primarily on total revenue as end users are generally deploying many of our products and services to obtain the benefits of our integrated platform. Our assets are primarily located in the United States and not allocated to any specific geographic region. Therefore, geographic information is presented only for total revenue. Over 95% of our long-lived assets are located in the United States.

The following table is based on the location of the value-added resellers, inlay manufacturers, reader original equipment manufacturers, or OEMs, distributors or end users who purchased products and services directly from us. For sales to our resellers and distributors, their location may be different from the locations of the ultimate end users. Sales by geography were as follows:

	For the Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Americas	$12,396	$11,157	$6,100	$5,566
Asia Pacific	29,073	18,832	16,757	10,679
Europe, Middle East and Africa	6,150	5,199	3,131	2,878
Total Revenue	$47,619	$35,188	$25,988	$19,123

Total revenue in the United States was $12.1 million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively, and $6.1 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively.

Note 8. Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.
•

Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Our assessment of the significance of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The fair values of our long-term debt approximates carrying value based on the borrowing rates currently available to us for loans with similar terms using level 2 inputs. Our convertible preferred stock contains redemption provisions and therefore our warrants issued to purchase such Series 2 redeemable convertible preferred stock are classified as liabilities and recorded at fair value. These preferred stock warrants are subject to remeasurement at each consolidated balance sheet date and any change in fair value is recognized as a component of other income (expense), net.

Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available to determine fair value. The following tables summarize our liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Fair Value at June 30, 2016
Convertible preferred stock warrants	$—	$—	$2,711	$2,711
Total liabilities measured at fair value	$—	$—	$2,711	$2,711

	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Convertible preferred stock warrants	$—	$—	$2,865	$2,865
Total liabilities measured at fair value	$—	$—	$2,865	$2,865

The following table provides a roll-forward of the fair value of the preferred stock warrant liabilities categorized as Level 3 for the six months ended June 30, 2016 (in thousands):

Balance at December 31, 2015	2,865
Remeasurement of convertible preferred stock warrants	(91)
Exercise of preferred stock warrants	(63)
Balance at June 30, 2016	$2,711

Our Series 2 redeemable convertible preferred stock warrant liabilities are categorized as Level 3 because they are valued based on unobservable inputs and our judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. We perform a fair value assessment of the preferred stock warrant liabilities on a quarterly basis using the Black-Scholes model and the following variable input assumptions: Series 2 redeemable convertible preferred stock fair market value of $21.48 at December 31, 2014, and $19.20 at both December 31, 2015 and June 30, 2016, Series 2 redeemable convertible preferred stock exercise price of $9.318 per share, remaining contractual lives of the warrants ranging from one to seven years, volatility of 50% and risk-free interest rates ranging from 0.6% to 2.1%. The assumptions used in the Black-Scholes model are inherently subjective and involve significant judgment. Any change in fair value is recognized as a component of other income (expense).

Note 9. Subsequent Events

On June 16, 2016, our board of directors and stockholders approved an amendment to our certificate of incorporation to effect a reverse split of our authorized, issued and outstanding common stock and redeemable convertible preferred stock at a 1-for-12 ratio per share. The reverse stock split was effected on July 8, 2016. The par value of our common stock and the par value of our redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All authorized, issued and outstanding shares of common stock and redeemable convertible preferred stock, warrants for common stock and redeemable convertible preferred stock, options to purchase common stock and the related per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

On July 26, 2016, we closed our initial public offering of 5,520,000 shares of common stock at an initial price to public of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $69.2 million after deducting underwriting discounts and commissions and estimated costs. Upon the effectiveness of the registration statement related to the initial public offering on July 20, 2016, all of our outstanding shares of redeemable convertible preferred stock and underlying warrants automatically converted into 8,522,837 shares and 56,409 shares, respectively, of common stock.

The 2016 Equity Incentive Plan and the 2016 Employee Stock Purchase Plan became effective on July 19, 2016 and included 1,771,024 and 365,411 shares of common stock, respectively, available for issuance pursuant to each plan.

On July 26, 2016, we repaid the principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and wrote-off unamortized debt discounts and issuance costs of $109,000.

Prior to our initial public offering, a portion of deferred offering costs for legal fees were contingent upon us completing a successful public offering. Due to the risks and uncertainties surrounding initial public offerings, the payment of the contingent legal fees was determined to be less than probable as of June 30, 2016.  After the closing our public offering on July 26, 2016, the contingency lapsed and payment became probable. Had we completed the initial public offering prior to June 30, 2016, capitalized deferred offering costs and accrued liabilities would have increased by $504,000.

In July 2016, we repaid $13.0 million of revolver borrowings under the senior credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements.  You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

•

our market opportunity; the adoption of RAIN RFID technology and solutions; our ability to compete effectively against competitors and   competing technologies; and, our market share and technology leadership;

•	our future financial performance, including our average selling prices and gross margins, the expected use of proceeds from our initial public offering and future macroeconomic conditions;
•

the performance of third parties on which we rely for product manufacture, assembly and testing; and our relationship with third parties on which we rely for product distribution, sales, integration and development; and,

•	our ability to adequately protect our intellectual property; the regulatory regime for our products and services; and, our leadership of standards-setting processes.

Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part I, Item 1A (Risk Factors).

In light of the significant uncertainties and risks inherent in these forward-looking statements, you should not regard these statements as a representation or warranty by us or anyone else that we will achieve our objectives and plans in any specified time frame, or at all, or as predictions of future events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Our mission is to provide wireless connectivity to billions of everyday items and to deliver, to the digital world, each item’s unique identity, location and authenticity, which we term Item Intelligence. Our platform connects billions of everyday items such as apparel, medical supplies, automobile parts, drivers’ licenses, food and luggage to applications such as inventory management, patient safety, asset tracking and item authentication, delivering real-time information to businesses about items they create, manage, transport and sell.

Our platform comprises:

•	Tag ICs that attach to and uniquely identify items. We refer to an item and its attached tag IC as an endpoint;
•	Reader ICs that enable wireless, bidirectional communications with tag ICs;
•	Stationary and mobile readers that read, write, authenticate or otherwise engage tag ICs; gateways integrate stationary readers with scanning antennas to locate and track tagged items; and
•	Software that configures, manages and controls readers and gateways; aggregates and transforms data from endpoints; and delivers Item Intelligence to business and consumer applications.

We derive a substantial majority of our revenue from sales of our platform products, as described below. We also occasionally derive revenue from development agreements under which we develop customized products or services, or non-recurring engineering (NRE) agreements.

We manage our business using a capital-efficient operating model that leverages third-party semiconductor foundries and subcontractors to produce and test our ICs and contract manufacturers to assemble and test our readers and gateways. We rely on this production model to scale efficiently with volume.

We leverage a partner channel comprising distributors, system integrators, value added resellers, or VARs, and software solution partners to deliver our products and scale revenue.

Our total revenue has increased to $47.4 million for the six months ended June 30, 2016 from $34.9 million for the six months ended June 30, 2015 driven by increased demand for our products from new and existing customers across multiple industry verticals, particularly retail apparel and healthcare. Our net loss was $2.6 million for the six months ended June 30, 2016 compared to net income of $69,000 for the six months ended June 30,2015. Our adjusted EBITDA was $499,000 and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income, see “Results of Operations.”

Factors Affecting our Performance

Investing in Growth.  We have invested, and plan to continue to invest significant amounts in research and development activities to introduce new platform hardware and software products and enhance our platform integration.  We continue to invest in expanding our software deployment models and software functionalities as we promote our platform and the value it can deliver in a wide variety of use cases.  In addition, we are enhancing our gateway products to help drive gateways as the preferred connectivity devices for retail, healthcare and other industries, and developing next-generation tag and reader ICs.

Market Adoption.  Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries.  We continue to introduce new platform products and services to grow market adoption.  We believe greater adoption of our software will increase the value of the other parts of our platform, which we believe will further drive adoption over the longer term.

Timing and Complexity of Customer Deployments.  For end users to gain business value from our platform, they typically must integrate our platform with their applications and information systems.  We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end user applications and information systems.

Average Selling Price.  We occasionally reduce our product prices to win opportunities, particularly large opportunities.  In future periods we expect our ASPs to fluctuate based on the level of discounting and competitive price pressure, but decline over time.  Historically, we have been able to implement manufacturing and quality improvements to effectively reduce our per-unit product costs, allowing us to maintain, and in some cases increase, gross margins.

Recent Developments

On July 26, 2016, we closed our initial public offering of 5,520,000 shares of common stock at an initial price to public of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $69.2 million after deducting underwriting discounts and commissions and estimated expenses payable in connection with the IPO.

Components of Results of Operations

Revenue

We currently generate revenue from the sale of platform products and development, service and licensing agreements.

Product Revenue

We derive substantially all of our product revenue from sales of tag ICs, reader ICs, readers and gateways and software. We sell our products through a broad network of distribution channel partners; many of these channel partners sell multiple Impinj products. We sell our tag ICs primarily to inlay manufacturers. We sell our reader ICs primarily to original equipment manufacturers, or OEMs, through distributors. We sell our readers and gateways to VARs and system integrators through distributors and are beginning to sell our software through these and other software-solution partners. As a result of our reliance on our channel partners, we may experience significant fluctuation in revenue on a quarterly basis, and we anticipate this fluctuation will characterize our business for the foreseeable future. Therefore, we focus on annual results as they are more relevant for planning and for evaluating our business. To gain full benefit from RAIN RFID and to gain the benefits of our integrated platform, end users must deploy multiple products. As a result, we evaluate our performance based primarily on total product revenue. Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries, including the retail industry which is our largest end market. If market adoption of RAIN technology and our platform products specifically, does not meet our expectations, our growth prospects and operating results will be adversely affected.

For our tag ICs and reader ICs, we generally recognize product revenue upon shipment because the relevant criteria for revenue recognition are met at that time. For our reader and gateway products, which are occasionally sold with other products and support, revenue is allocated to each separate deliverable on a relative fair-value basis and is generally recognized upon shipment or deferred and recognized ratably over the contract service period. We license our newly introduced software and expect modest revenue from it for the foreseeable future. We believe software revenue will grow over time, but it has not been material to date.

Development, Service and Licensing Revenue

Our development, service and licensing revenue includes revenue from services performed under custom development agreements and for rights to technology through licenses. Substantially all of our development, service and licensing revenue is derived from NRE development agreements. We often receive payment from customers in advance of completing deliverables. We record these payments as deferred revenue until they are earned, and we generally recognize revenue under these contracts using the percentage-of-completion method. Our development projects are customized to the customer’s requirements and, therefore, our gross margin varies from project to project. We will continue pursuing strategically important development agreements. In the future we expect revenue from such agreements to fluctuate and over time to decline as a percentage of total revenue.

Cost of Revenue and Gross Margin

Cost of product revenue includes costs associated with manufacturing of our tag ICs, reader ICs, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. We outsource the manufacturing of our readers and gateways to a third-party contract manufacturer, and our costs for these devices are based on negotiated prices for finished goods. Cost of product revenue also includes charges for inventory write-downs, warranty costs and accrued losses on purchase commitments to third-party contract manufacturers. Our gross margins vary by product, with tag IC margins generally in-line with total gross margins, and other hardware and software product margins generally higher than total gross margins. As such, our total product gross margin varies from period to period as a function of product mix. In addition, if tag IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on product mix for the applicable period.

Cost of development, service, and licensing revenue consists primarily of direct labor and other costs, such as travel and materials, associated with fulfilling deliverables as part of an agreement. Our development agreements are customized to the customer’s requirements and our gross margin varies significantly from project to project.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries and related compensation costs, including stock-based compensation expense, for our product development personnel, contract developers, prototype materials and other expenses related to the developing of new and innovative products and solutions. We expect research and development expense to increase in absolute dollars in future periods.

Research and development costs are expensed as incurred. However, certain of our investments related to research and development are not recorded as research and development expense. Costs incurred that are directly attributable to development agreements are classified as costs of development, service and licensing revenue. Costs incurred to develop software for internal use that meet the criteria for capitalization are capitalized in the period incurred and depreciated over the estimated useful life of the software, typically three years.

Selling and Marketing

Selling and marketing expense consists primarily of salaries and related variable compensation costs, including stock-based compensation expense, for our sales personnel, as well as travel, advertising and promotional expenses and other related expenses. We anticipate that sales and marketing expense will increase in absolute dollars as we increase personnel, expand our markets, develop strategic partnerships and drive adoption. We expect incentive sales compensation to fluctuate as a function of sales.

General and Administrative

General and administrative expense consists primarily of salaries and related compensation costs, including stock-based compensation expense, for our executive, finance, human resources and information technology personnel, legal, accounting and other professional services, travel and related expenses, insurance, occupancy and other overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and facilities to support our growth.

Interest Income (Expense) and Other, Net

Interest expense consists primarily of interest on our credit facilities and amortization of deferred financing fees associated with such facilities. Other income and expense, net consists primarily of a payment from a third party in exchange for early termination of the lease for our corporate headquarters and changes in the fair value of outstanding redeemable convertible preferred stock warrants.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Statements of Operations Data:
Revenue:
Product revenue	$47,413	$34,866	$25,862	$18,871
Development, service and licensing revenue	206	322	126	252
Total revenue	47,619	35,188	25,988	19,123
Cost of revenue:
Cost of product revenue(1)	22,834	16,901	12,339	8,901
Cost of development, service and licensing revenue(1)	95	96	57	59
Total cost of revenue	22,929	16,997	12,396	8,960
Gross profit	24,690	18,191	13,592	10,163
Operating expenses:
Research and development(1)	11,160	8,184	5,726	4,023
Sales and marketing(1)	10,318	6,379	5,288	3,333
General and administrative(1)	4,858	3,151	2,356	1,597
Total operating expenses	26,336	17,714	13,370	8,953
Income (loss) from operations	(1,646)	477	222	1,210
Interest expense and other income (expense), net	(883)	(359)	(436)	(206)
Income (loss) before tax expense	(2,529)	118	(214)	1,004
Income tax expense	(55)	(49)	(40)	(30)
Net income (loss)	$(2,584)	$69	$(254)	$974
Net loss attributable to common stockholders—basic and diluted	$(8,234)	$(5,581)	$(3,079)	$(1,851)
Net income (loss) per share — basic and diluted	$(1.92)	$(1.48)	$(0.71)	$(0.48)
Weighted-average shares outstanding — basic and diluted	4,294	3,766	4,321	3,845
Other Financial Data:
Adjusted EBITDA(2)	$499	$1,916	$1,320	$1,929

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	99.6%	99.1%	99.5%	98.7%
Development, service and licensing revenue	0.4	0.9	0.5	1.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	48.0	48.0	47.5	46.5
Cost of development, service and licensing revenue	0.2	0.3	0.2	0.3
Total cost of revenue	48.2	48.3	47.7	46.9
Gross profit	51.8	51.7	52.3	53.1
Operating expenses:
Research and development	23.4	23.3	22.0	21.0
Sales and marketing	21.7	18.1	20.3	17.4
General and administrative	10.2	9.0	9.1	8.4
Total operating expenses	55.3	50.3	51.4	46.8
Income (loss) from operations	(3.5)	1.4	0.9	6.3
Interest income (expense) and other, net	(1.9)	(1.0)	(1.7)	(1.1)
Income (loss) before tax expense	(5.3)	0.3	(0.8)	5.3
Income tax expense	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss)	(5.4)%	0.2%	(1.0)%	5.1%

(1)	Includes stock-based compensation as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$11	$21	$6	$8
Research and development expense	134	184	65	81
Sales and marketing expense	411	317	206	173
General and administrative expense	106	78	51	32
Total stock-based compensation expense	$662	$600	$328	$294

(2)

We have disclosed Adjusted EBITDA within this report because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, excluding certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, as Adjusted EBITDA does not: (1) reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) reflect changes in, or cash requirements for, our working capital needs; (3) consider the potentially dilutive impact of share-based compensation; (4) reflect cash capital expenditure requirements for replacement of assets being depreciated and amortized on a non-cash basis; (5) reflect interest expense, other income or income taxes; (6) or for new capital expenditure requirements. In addition, other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(2,584)	$69	$(254)	$974
Interest income (expense) and other, net	883	359	436	206
Income tax expense	55	49	40	30
Depreciation and amortization	1,483	839	770	425
Stock-based compensation	662	600	328	294
Adjusted EBITDA	$499	$1,916	$1,320	$1,929

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Product revenue	$47,413	$34,866	36.0%
Development, service and licensing revenue	206	322	(36.0)
Total revenue	$47,619	$35,188	35.3

Both total revenue and product revenue increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily driven by increased demand for our endpoint ICs from new and existing customers across multiple industry verticals. Over 70% of the $12.5 million increase in product revenue was attributable to increased shipment volumes of Monza R6; partially offset by a modest decrease in average selling prices for our endpoint ICs. Reader and gateway shipment volumes increased by 27%. This increase was partially offset by a decrease in average selling prices due to volume pricing discounts for readers and gateways.

Gross Profit

	Six Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Product gross profit	$24,579	$17,965	36.8%
Development, service and licensing revenue gross profit	111	226	(50.9)
Total gross profit	$24,690	$18,191	35.7
Product gross margin	51.8%	51.5%
Development, service and licensing revenue gross margin	53.9	70.2
Total gross margin	51.8	51.7

Product gross profit increased $6.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily attributable to increased shipment volumes of Monza R6 described above. Product gross margin increased in the six months ended June 30, 2016 compared to 2015 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by the modest decreases in average selling prices for endpoint ICs and readers and gateways.

Operating Expenses

Research and Development

	Six Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Research and development	$11,160	$8,184	36.4%

Research and development expense increased $3.0 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increases of $1.6 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $822,000 in allocated rent, utilities and depreciation and $513,000 in contract design services.

Sales and Marketing

	Six Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$10,318	$6,379	61.7%

Sales and marketing expense increased $3.9 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increased headcount-related expenses of $3.1 million primarily related to significant growth in the size of our sales team. In addition to the increases in headcount-related expenses, sales and marketing expenses increased by $337,000 in allocated rent, utilities and depreciation, $220,000 in sales related travel expenses and $151,000 in marketing and advertising costs to acquire end-user adoption of our platform in multiple industries.

General and Administrative

	Six Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
General and administrative	$4,858	$3,151	54.2%

General and administrative expense increased $1.7 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increases of $726,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $553,000 in rent, utilities and depreciation associated with new facilities and $502,000 in professional services.

Interest Expense and Other Income (Expense), Net

	Six Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Interest expense	$(977)	$(445)	119.6%
Other income (expense), net	$94	$86	9.3

Interest expense increased $532,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to higher outstanding borrowings in 2016 under our mezzanine credit facility which carries an interest rate of 18%.

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Product revenue	$25,862	$18,871	37.0%
Development, service and licensing revenue	126	252	(50.0)
Total revenue	$25,988	$19,123	35.9

Both total revenue and product revenue increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily driven by increased demand for our endpoint ICs. Substantially all of the $7.0 million increase in product revenue was attributable to increased shipment volumes of Monza R6; partially offset by a modest decrease in average selling prices for our endpoint ICs. Reader and gateway shipment volumes increased by 22%. This increase was partially offset by a decrease in average selling prices due to volume pricing discounts for readers and gateways.

Gross Profit

	Three Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Product gross profit	$13,523	$9,970	35.6%
Development, service and licensing revenue gross profit	69	193	(64.2)
Total gross profit	$13,592	$10,163	33.7
Product gross margin	52.3%	52.8%
Development, service and licensing revenue gross margin	54.8	76.6
Total gross margin	52.3	53.1

Product gross profit increased and product gross margin decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase of $3.6 million in product gross profit was primarily attributable to the increased shipment volumes of Monza R6 described above. The decrease in product gross margin was driven primarily by the decrease in average selling prices for our endpoint ICs and readers and gateways; partially offset by volume pricing discounts from suppliers of our endpoint ICs.

Operating Expenses

Research and Development

	Three Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Research and development	$5,726	$4,023	42.3%

Research and development expense increased $1.7 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to increases of $832,000 in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $445,000 in allocated rent, utilities and depreciation and $329,000 in contract design services.

Sales and Marketing

	Three Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$5,288	$3,333	58.7%

Sales and marketing expense increased $2.0 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to increases of $1.7 million in personnel costs due primarily to significant growth in the size of our sales team and $184,000 in allocated rent, utilities and depreciation.

General and Administrative

	Three Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
General and administrative	$2,356	$1,597	47.5%

General and administrative expense increased $759,000 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to increases of $371,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $300,000 in rent, utilities and depreciation associated with new facilities and $174,000 in professional services.

Interest Expense and Other Income (Expense), Net

	Three Months Ended
	June 30,
	2016	2015	% Change
	(in thousands)
Interest expense	$(490)	$(230)	113.0%
Other income (expense), net	$54	$24	125.0

Interest expense increased $260,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to higher outstanding borrowings in 2016 under our mezzanine credit facility which carries an interest rate of 18%.

Liquidity and Capital Resources

On July 26, 2016, we closed our initial public offering of 5,520,000 shares of common stock at an initial price to public of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $69.2 million after deducting underwriting discounts and commissions and estimated costs. Using a portion of the proceeds from the offering, we repaid the principal and accrued interest of the borrowings incurred term loan pursuant to the mezzanine credit facility.

As of June 30, 2016, we had cash and cash equivalents of $14.4 million, consisting of cash deposits held at major financial institutions, and working capital of $19.8 million. Historically, we funded our operations principally through the issuance of equity securities or the incurrence of debt. In 2016, our principal uses of cash were funding operations to generate revenue growth, debt service payments, and capital expenditures. We intend to continue investing in the growth of our business, and there is no assurance that we will be able to consistently fund our business out of operating cash flows in the future.

We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

Senior Credit Facility

We have a loan and security agreement, which we refer to as our senior credit facility, with Silicon Valley Bank. The senior credit facility provides for both revolver and term borrowings. In May 2016, we amended our senior credit facility to, among other things, refinance our $10.5 million aggregate principal amount of outstanding term borrowings, extend the maturity date of the revolver to December 2017, add a $5.0 million sublimit under the revolver for the issuance of standby letters of credit, reduce the interest rate applicable to revolving loans, amend the tangible net worth covenant and provide for a new equipment term-loan facility of up to $2.0 million.

Interest on term borrowings accrues at a floating rate equal to the lender’s prime rate plus 2.25% during a one year interest only period and at a floating rate equal to the lender’s prime rate plus 1.75% after expiration of the interest only period (5.75% at June 30, 2016). Beginning in June 2017, we must begin paying 36 equal monthly installments of principal, plus accrued and unpaid interest. All outstanding principal and accrued and unpaid interest on the term borrowings is due and payable in May 2020. We may at our option prepay the outstanding term loan balance by paying the lender all principal and accrued and unpaid interest, plus a prepayment fee equal to $210,000 if the term loan is prepaid on or prior to the first anniversary of the May 2016 amendment, and $105,000 if the term loan is prepaid after the first anniversary but on or prior to the second anniversary of the May 2016 amendment. At June 30, 2016, $23.5 million of term loan and revolver borrowings were outstanding, excluding unamortized debt issuance costs of $195,000. The weighted average interest rate on these facilities was 5.50% at June 30, 2016.

In July 2016, we repaid an aggregate of $13.0 million principal of revolver borrowings under our senior credit facility.

The revolver allows us to borrow up to the lesser of $15.0 million and a borrowing base tied to the amount of our eligible accounts receivable and inventory. Interest on revolver borrowings is payable monthly and accrues at a floating rate equal to the lender’s prime rate plus 2.50% at all times when our cash held at the bank plus the amount available to borrow on the revolver is less than or equal to $8.5 million, and 2.00% when our cash held at the bank plus the amount available to borrow on the revolver is greater than $8.5 million for a period of at least 60 consecutive days (5.25% at June 30, 2016).   At June 30, 2016, we had $13.0 million of revolver borrowings outstanding.

As amended in May 2016, our senior credit facility also provides for up to $2.0 million in equipment term loans to fund purchases of eligible equipment. Equipment loans are available for borrowing for one year following the May 2016 amendment date and mature in May 2020. Equipment loans are repaid in 36 equal monthly installments of principal, plus accrued and unpaid interest, following each borrowing and accrue interest at a floating rate equal to the lender’s prime rate plus 1.75%. We may at our option prepay the outstanding equipment loan balance by paying the lender all outstanding principal and accrued and unpaid interest plus a prepayment fee equal to 2.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was borrowed, and 1.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid after the first anniversary of the date such equipment loan was borrowed. At June 30, 2016, we had no equipment loan borrowings outstanding.

The senior credit facility contains customary conditions to borrowing and affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, grant liens on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. The senior credit facility also requires us to maintain a minimum tangible net worth and liquidity ratio. We were in compliance with all covenants under our senior credit facility as of December 31, 2015 and June 30, 2016. Substantially all of our assets other than intellectual property are pledged as collateral under the senior credit facility.

Mezzanine Credit Facility

We had a mezzanine loan and security agreement, which we refer to as our mezzanine credit facility, with SG Enterprises II, LLC, which provided for a $5.0 million term loan. Interest on the term loan was payable monthly and accrued at a fixed per annum rate equal to 18.0%. At December 31, 2015 and June 30, 2016, we had $5.0 million of outstanding indebtedness under the mezzanine credit facility.

On July 26, 2016, we repaid the principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and expensed unamortized debt discounts and issuance costs of $109,000.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$(6,316)	$(3,687)
Net cash used in investing activities	(1,048)	(436)
Net cash provided by (used in) financing activities	11,675	3,358

Operating Cash Flows

Net cash used in operating activities in the six months ended June 30, 2016 consisted of a $2.1 million impact of non-cash items and a $4.9 million net increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. These benefits were offset by cash uses consisting of $2.6 million in net loss, a $2.6 million increase in accounts receivable, a $7.4 million increase in inventory as product was purchased in advance of sales to ensure supply and a $621,000 increase in prepaid expenses and other assets.

Net cash used in operating activities in the six months ended June 30, 2015 consisted of net income of $69,000, a $1.4 million impact of non-cash items, a $105,000 increase in deferred revenue, a $3.0 million increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. These benefits were offset by cash uses consisting a $3.3 million increase in accounts receivable, a $4.4 million increase in inventory, a $375,000 increase in deferred rent and a $166,000 increase in prepaid expenses and other assets.

Investing Cash Flows

Net cash used in investing activities consisted of purchases of equipment of $1.0 million in the six months ended June 30, 2016.

Net cash used in investing activities consisted of purchases of equipment of $436,000 in the six months ended June 30, 2015.

Financing Cash Flows

Net cash provided by financing activities in the six months ended June 30, 2016 consisted of proceeds from borrowings of $57.9 million and proceeds of $415,000 from the exercise of stock options and warrants; offset by repayments of indebtedness of $45.7 million of principal under our senior credit facility, payments of deferred offering costs of $317,000 and payments of $622,000 for capital lease financing obligations.

Net cash provided by financing activities in the six months ended June 30, 2015 consisted of proceeds from borrowings of $4.0 million and proceeds of $282,000 from the exercise of stock options; offset by repayments of indebtedness of $598,000 of principal under our senior credit facility and payments of $335,000 for capital lease financing obligations.

Critical Accounting Policies and Significant Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;
•	inventory;
•	income taxes;
•	stock-based compensation; and
•	warrant liability.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our prospectus filed with filed with the SEC on pursuant to Rule 424(b) under the Securities Act of 1933 on July 21, 2016.

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on certain exemptions provided for in the JOBS Act we may not be required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance, and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $14.4 million as of June 30, 2016 and $10.1 million as of December 31, 2015. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government agencies, corporate bonds and commercial paper issued under the FDIC Temporary Liquidity Guarantee Program and money market funds. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term marketable securities. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring January 1, 2015 and sustained throughout the period ended December 31, 2015, would not have been material.

We are subject to interest-rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of June 30, 2016, our borrowings under our senior credit facility had a blended rate of 5.5%. Assuming the revolver borrowings under the credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring July 1, 2016 and sustained throughout the period ended June 30, 2017, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $255,000.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. As we do not maintain a significant balance of foreign currency, we do not believe an immediate 10% increase or decrease in foreign currency exchange rates relative to the U.S. dollar would have a material effect on our business, results of operations or financial condition. Prices for our products are denominated in U.S. dollars, and as a result, we do not face significant risk with respect to foreign currency exchange rates.

Item 4.	Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or Exchange Act.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Prospectus, our disclosure controls and procedures were not effective as of June 30, 2016.

Previously Reported Material Weakness

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. Also, in 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of June 30, 2016 this material weakness has not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, we are not a party to any material legal proceedings. In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Business and Industry

RAIN market adoption is uncertain. If RAIN market adoption does not continue to develop, or develops more slowly than we expect, our business will suffer.

The RAIN market is relatively new and, to a large extent, unproven. RAIN technology and product adoption, including that of the Impinj Platform and Item Intelligence, will depend on numerous factors, including:

•	whether end users embrace the benefits we believe RAIN offers, and if so whether RAIN will achieve and sustain high demand and market adoption;
•	whether end users perceive that the benefits of RAIN adoption outweigh the cost and time to install or replace their existing systems and processes; and
•	whether the technological capabilities of RAIN products and applications meet end users’ current or anticipated needs.

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated in late 2010 and early 2011, but then decelerated, in part, we believe, due to a patent infringement lawsuit filed by Round Rock Research in 2011 against several large retailers and other end users. Round Rock settled with RAIN suppliers in late 2013, however the end users that were parties to the lawsuit did not finalize their settlements with Round Rock until early 2015. Near-term RAIN adoption depends on large organizations with market influence, particularly in the retail industry, continuing to deploy RAIN solutions. Long-term RAIN market growth will depend on adoption by other industries and government agencies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or Item Intelligence, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits. Failure of organizations to adopt RAIN generally, and the Impinj Platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

Fluctuations in the adoption of RAIN may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Moreover, to ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our failure to accurately forecast demand for RAIN solutions may cause us to experience excess inventory levels or a shortage of products available for sale.

If RAIN adoption by retailers does not continue at the rate we expect, our business will be adversely affected.

The retail apparel industry leads RAIN adoption, and end users in the retail industry were the largest consumers of our products in 2015. We believe the retail industry is a leading indicator of the market adoption of RAIN solutions and if large apparel retailers in particular continue to adopt the Impinj Platform adoption within the retail industry and in other industries will accelerate. As such, the retail industry is our key strategic focus.

If retailers or other early adopters fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in July 2012, J.C. Penney Company, Inc. announced plans to tag every item in their stores by February 2013; however, they subsequently stopped the RAIN deployment after experiencing challenging financial results and a change in senior management. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and the Impinj Platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

We have a history of losses and only recently achieved profitability. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000 and only first became profitable in 2013. Although we had net income of $297,000 and $900,000 for 2014 and 2015, respectively, we had a net loss of $2.6 million for the six months ended June 30, 2016 and an accumulated deficit of $187.9 million as of June 30, 2016. Our ability to increase or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

Fluctuations in our quarterly and annual operating results may adversely affect our business, prospects and stock price.

You must consider our business and prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving RAIN market. Because this market is new and evolving, predicting its future growth rate and size is difficult. The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future prospects and forecast quarterly or annual performance.

End users drive demand for our products. Because we sell nearly all of our products through channel partners, our ability to determine end-user demand is limited. In addition, we rely on our channel partners to integrate our products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. In the past, both we and other industry participants have overestimated the RAIN market size and growth rates. To date, we have had limited success in accurately predicting future sales of our products and platform. We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

In addition, if tag IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on product mix for the applicable period. If research analysts or investors perceive such product mix shift negatively, the trading price of our common stock could be adversely affected.

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results and revenue include:

•	variations in RAIN adoption and deployment delays by end users;
•

fluctuations in demand for our products, the Impinj Platform or Item Intelligence, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;

•	fluctuations in the available supply of our products;
•	variations in the quality of our products and return rates;
•	declines in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;

•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, introduction of new products, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, the Impinj Platform, or Item Intelligence;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

A substantial portion of our operating expenses are fixed for the short-term, and as a result fluctuations in revenue or unanticipated expenses can have a material and immediate impact on our profitability. The occurrence of any one of these risks could negatively affect our operating results in any particular period, which could cause the price of our common stock to decline.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra Technologies Corporation, Alien Technology Corporation, or Alien; in reader ICs, AMS AG and Phychips Inc.; and in tag ICs, NXP B.V., or NXP, and Alien. Our channel partners, including distributors, system integrators, VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market.

Competition for customers is intense. Because the RAIN market is evolving rapidly, winning customer and end-user accounts at an early stage in the development of the market is critical to growing our business. End users that instead use competing products and technologies may face high switching costs, which may affect our and our channel partners’ ability to successfully convert them to our products. Failure to obtain orders from customers and end users, for competitive reasons or otherwise, will materially adversely affect our operating results, business and prospects.

Some of our competitors have longer operating histories and much greater financial, research and development, marketing and other resources than we have. Consequently, some of these competitors may be able to devote more resources to the development, promotion, sale and support of their products. These competitors may also be able to discount their product pricing, or bundle their products with other products, to gain market share. For example, certain providers could bundle near-field communication, or NFC, products with RAIN products, or could bundle stationary readers with handheld readers. In addition, new competitors could enter the gateway market or develop RAIN platforms or solutions. Larger or more established companies may deliver and directly compete with our Item Intelligence. Smaller companies could launch new products and applications we do not offer and could gain market acceptance quickly. Moreover, consolidation in the RAIN industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products.

Some of our customers have policies requiring diverse supplier bases to enhance competition and maintain multiple RAIN product providers. They do not have an interest in purchasing exclusively from one supplier or promoting a particular brand. Our ability to increase order sizes from these customers and maintain or increase our market share is constrained by these policies. In addition, any decline in quality or availability of our products or any increase in the number of suppliers that such a customer uses may decrease demand for our products and adversely affect our operating results, business and prospects.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products, or enhancements introduced by our existing competitors, or new companies entering our market. In addition, we cannot assure you that our competitors do not have, or will not develop, processes or product designs that currently or in the future will enable them to produce competitive products at lower costs than ours. Any failure to compete successfully will materially adversely affect our business, prospects, operating results and financial condition.

Downturns in the industries we serve, particularly retail, may adversely affect our business.

Worldwide economic conditions have exhibited significant fluctuations in recent years, and market volatility and uncertainty remain widespread. As a consequence, we and our customers have had extreme difficulty forecasting and planning future business activities accurately. These economic conditions could cause our customers or end users to reduce their capital-expense budgets, which could decrease spending for our products resulting in delayed and lengthened deployment, a decrease in sales or a loss of sales opportunities. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because retailers comprise a significant portion of the RAIN end users. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed.

If we fail to obtain quality products in adequate quantity and in a timely and cost-effective manner, our operating results and growth prospects will be adversely affected.

We do not own or operate manufacturing facilities. Currently, all our tag ICs are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader ICs are manufactured by Tower Semiconductors Ltd., or TowerJazz; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Western Corporation. We also use subcontractors for post-processing, assembly and testing. We do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements.

Currently, we do not have long-term supply contracts with TSMC, TowerJazz, Plexus or Western Corporation, and neither they nor our subcontractors are required to supply us with products for any specific period or in any specific quantity. Suppliers can allocate production capacity to other companies’ and reduce deliveries to us on short notice. Our suppliers may allocate capacity to other companies, which could impair our ability to secure sufficient product supply for sale.

We place orders with some of our suppliers five or more months before our anticipated product delivery dates to our customers. We base these orders on our customer-demand forecasts. If we inaccurately forecast this customer demand then we may be unable to obtain adequate and cost-effective foundry or assembly capacity to meet our customers’ delivery requirements, or we may accumulate excess inventory.

Manufacturing capacity may not be available when we need it or at reasonable prices. For example, in 2010 we experienced significant shortages in tag IC delivery from TSMC relative to our submitted purchase orders because of high demand for foundry capacity in the semiconductor industry. Such shortages adversely affected our ability to meet our obligations to our customers and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. In response to any future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory.

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in the second quarter of 2014, we purchased more ICs from TSMC than required, which affected our available cash for the quarter. If we are unable to sell the additional inventory we purchased, or if we must sell it at lower prices due to obsolescence, our operating results may be adversely affected.

If our suppliers fail to deliver products at reasonable prices or with satisfactory quality levels then our ability to bring products to market and our reputation could suffer. For example, if supplier capacity diminishes, including from a catastrophic loss of facilities or otherwise, we could have difficulty fulfilling our orders, our revenue could decline and our growth prospects could be impaired. We anticipate requiring three to 18 months to transition our assembly services or foundries to new providers. Such a transition would likely require a qualification process by our customers or end users, which could also adversely affect our ability to sell our products and our operating results.

If we are unsuccessful introducing new products and enhancements, our operating results will be harmed.

To keep pace with technology developments, satisfy increasingly stringent end-user requirements and achieve market acceptance, we plan to introduce new products and solutions. We commit significant resources to developing these new products and solutions while improving performance, reliability and reducing costs. For example, we are investing substantial resources to develop and enhance our platform software but do not expect to realize material revenue from this software in the near future. The market for our software is nascent, and we need to create market awareness of its benefits to drive end-user adoption. Creating market awareness includes promoting our software as a useful platform on which end users, software developers, consultants, system integrators, or SIs, and others can develop applications that can deliver tailored functionality and thereby accelerate adoption. We may find that our software does not meet the current or anticipated needs of our channel partners or end users. In addition, we have limited experience developing and selling software products and cannot be certain that our proposed pricing model or sales strategy will be successful. We rely on and must train our channel partners to sell, develop applications for and integrate our software with end users’ systems, but we cannot guarantee that we or they will be successful doing so. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. We also cannot be certain that our software will generate revenue from these investments for several years, if it all, or that such revenue will exceed the investment we are committing to develop and deploy our software.

The success of a new or enhanced product is impacted by accurate forecasts of long-term market demand. For example, our xArray gateway is a relatively new product that incorporates enhanced technological features, but we cannot be certain whether demand for xArray will develop as forecasted. We may also fail to anticipate or meet market requirements for new features and functionality. By focusing on certain new products and industries, we may miss opportunities for other products and applications that may be more widely adopted.

In addition, we enter into non-recurring engineering, or NRE, development agreements which typically include initial funding with a requirement for us to meet certain milestones in order to receive additional funding for the NRE engagement. If we are unable to meet such milestones, we may not realize the full benefits of the NRE engagement.

If we fail to introduce new or enhanced products in a timely fashion to meet our channel partners’ or end-users’ needs or do not achieve the milestones in our NRE engagements then we will lose market share and our revenue and financial condition could be materially adversely affected.

If we are unable to develop new products using new or enhanced technologies, our competitive position will be adversely affected.

In the future, we may not succeed in developing the underlying technologies or processes necessary to create new or enhanced products or license or otherwise acquire these technologies from third parties. We may be unable to develop commercially viable products using new or enhanced technologies, such as more advanced silicon process geometries for ICs or new materials or designs for readers and gateways. The success of a new or enhanced product depends on future technological developments, as well as on various implementation factors, including:

•	our timely and efficient completion of the design process;
•	our timely and efficient implementation of manufacturing, assembly and testing procedures;
•	product performance;
•	product certification;
•	the quality, reliability and selling price of the product; and
•	effective marketing, sales and service.

If we are unable to develop new products or features to compete effectively, our market share will be adversely affected, which would harm our business, financial condition and operating results.

An inability or limited ability of enterprise systems to exploit RAIN information may adversely affect the market for our products.

A successful end-user RAIN deployment requires not only tags and readers or gateways, but integration with information systems and applications that derive business value from tag data. Unless technology providers continue developing and advancing business-analytics tools, and end users install or enhance their information systems and applications to use these tools, deployments of RAIN products and applications could stall. Our efforts to foster development and deployment of these tools by providing software that delivers Item Intelligence could fail. In addition, our guidance to business-analytics tool providers for integrating our products with their tools could prove ineffective.

Solution providers and systems integrators form an essential part of the RAIN market by providing deployment know-how to end users who are unable to deploy RAIN solutions on their own. Our efforts to train and support these solution providers and systems integrators could fail. Further, integrating our products with end-user information systems could prove more difficult or time consuming than we or they anticipate, which could delay deployments. If end users are unable to successfully exploit RAIN data, or if we are unable to support solution providers or systems integrators adequately, or if deployments of our platform are delayed, we could see a material adverse impact on our business, operating results, financial condition or prospects.

Our reliance on a small number of customers could adversely affect our business and operating results.

We sell our tag ICs direct, primarily to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2015, sales to Avery Dennison Corporation, or Avery, Shang Yang RFID Technology Yangzhou Co. Ltd., or Shang Yang, and Smartrac NV, or Smartrac, accounted for 23%, 22% and 20% of our tag IC revenue, and 16%, 15% and 14% of our total revenue, respectively. We sell our reader ICs primarily through distribution to reader OEMs and ODMs. In 2015, distributor sell-thru to our top two reader IC partners each accounted for 23% of our reader IC revenue, but neither accounted for more than 10% of our total revenue. We sell our readers and gateways primarily through distribution to VARs and SIs. In 2015, we had one distributor, BlueStar, Inc., that accounted for 39% of our readers and gateway revenue and 10% of our total revenue, but no end-

customer accounted for more than 10% of our total revenue.  We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally. Although our strategy is to diversify our channel-partner base by pursuing increased orders from smaller partners, add new partners, and increase end-user pull for our products from their diverse customer base, we cannot assure you we will succeed in doing so. The number of tag manufacturers may decrease by consolidation or otherwise. Even if we are successful in obtaining and retaining new channel partners, our small number of existing large tag manufacturers, reader and gateway OEMs and distributors may continue to account for a substantial portion of our future sales. Changes in markets, channel partners, end-user customers, products, negative economic or financial developments, or poor or limited credit availability may adversely affect the ability of our tag manufacturers, reader and gateway OEMs and distributors to bring our products to market.

Our future performance will depend, in part, on our ability to attract new tag manufacturers, reader and gateway OEMs and distributors that use, market and support our products effectively, especially in market segments where we have not sold products previously. If we cannot retain our current tag manufacturers, reader and gateway OEMs and distributors or establish new relationships, our business, financial condition and operating results could be harmed. In addition, our competitors’ strategic relationships with or acquisitions of these tag manufacturers, reader and gateway OEMs or distributors could disrupt our relationships with them. Any such disruption could impair or delay our product sales to end users and increase our costs of distribution, which could adversely affect our sales or operating results.

Our reliance on distributors, system integrators, VARs and software solution providers to sell and distribute our products to end users could harm our business and revenue.

We rely on our partner ecosystem to sell and distribute our products to end users. Our revenue depends on their ability to successfully market, sell, install and provide technical support for the solutions in which our products are integrated or to sell our products on a stand-alone basis. Our revenue will decline if our channel partners fail. Further, faulty or negligent implementation and installation of our products by systems integrators may harm our reputation.

Because we fulfill through channel partners, our ability to determine end-user demand is constrained. End users drive demand for our products and because we are often at least one step removed from these end users, we may be unable to rectify damage to our reputation caused by our channel partners who have more direct contact with these end users. For strategic or other reasons, our channel partners may choose to prioritize the sale of our competitors’ products over our products. Furthermore, some of our channel partners may offer some products that compete with our products and may limit sales of our competing products. If reader IC OEMs are unable to obtain components for products in which our products are included, our product sales could be adversely affected. If our distributors, system integrators, VARs or software solution providers are unable to sell an adequate amount of our products in a given quarter or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

Many of our channel partners provide us with customer referrals and cooperate with us in marketing our products; however, our relationships with them may end at any time. If we fail to successfully manage our relationships with our channel partners, our ability to sell our products into new industries and to increase our penetration into existing industries may be impaired and our business will be harmed.

If our channel partners do not properly forecast end users’ demand for our products then they may carry excess product inventory, which could adversely affect our revenue and operating results.

If some or all of our channel partners purchase more of our products than they need to satisfy end-user demand in any particular period, inventories held by the channel partners will grow during that period. The channel partners are then likely to reduce future orders until they realign inventory levels with end-user demand, which could adversely affect our product revenue in a subsequent period. Distributors may also return our products in exchange for other products, subject to time and quantity limitations. Our reserve estimates for products stocked by our distributors are based principally on reports provided to us by our distributors, typically on a monthly basis. To the extent this resale and channel-inventory information is inaccurate or we do not receive it in a timely manner, we may not be able to make accurate reserve estimates for future periods, which could adversely affect our operating results.

Our growth strategy depends in part on the success of strategic relationships with third parties and their continued performance and alignment.

To continue our growth, we are investing in our relationships with system integrators, VARs and software solution providers that have product offerings that complement our platform and through which we will fulfill sales. Our business will be harmed if we fail to successfully develop and implement such strategic relationships. For example, operating results may suffer if our efforts towards developing our go-to-market relationships consume resources and incur costs, but do not result in a commensurate increase in revenue. In addition, such relationships may involve exclusivity provisions, additional levels of distribution, discount pricing or investments in other companies. The cost of developing and maintaining such relationships may go unrecovered or unrewarded and our efforts may not generate a correspondingly significant increase in revenue.

Selling prices of our products could decrease substantially, which could have a material adverse effect on our revenue and gross margins.

Historically, our market has experienced price erosion. The average selling prices, or ASPs, of our products has decreased as the RAIN market has developed. We may experience substantial fluctuations in future operating results due to further ASP reductions.

From time-to-time we have reduced the selling price of our products due to competitive pressures, to encourage adoption, to address macroeconomic conditions and for other reasons. We expect to do so again in the future. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs then our revenue and gross margins will suffer. Further, our customers may be slow to migrate to new, higher margin products. Some competitors have significantly greater resources than we have and may be better able to absorb the negative impact on operating results as a result of such trends.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. Short product life cycles cause our channel partners and end users to replace older products with newer ones on a regular basis. When demand for older products declines, ASPs may drop, in some cases precipitously. To profitably sell our products we must continually improve our technology, processes, and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot advance process technologies or improve efficiencies to a degree sufficient to maintain required margins, we may not be able to sell our products profitably. Should our cost reductions fail to keep pace with reductions in market prices, our business, financial condition and operating results will be materially adversely affected.

Changes in our product mix could cause our overall gross margin to decline, adversely affecting our operating results and financial condition.

We cannot assure you that we will be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. A majority of our revenue is generated by sales of our tag ICs, which have lower gross margins than our other products, and we expect tag IC revenue to increase as a percentage of our total revenue over time. If tag IC revenue continues to grow relative to our other products, our company-wide gross margin will decline. NRE developments generally also have a higher margin than tag ICs, and their impact on our gross margin may vary. For example, in the second half of 2013 and first half of 2014 we generated a substantially larger percentage of our revenue from NRE engagements, which resulted in a higher gross margin for such periods. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

We generate most of our revenue from our tag ICs, and a decline in sales of these products could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our tag ICs. In addition, the continued adoption of our tag ICs derives in part from our ability to sell our reader ICs, readers and gateways. We are particularly vulnerable to fluctuations in demand for our tag ICs, and if demand for them declines, our business and operating results will be adversely affected.

Our products must meet exacting technical and quality specifications. Defects, errors or interoperability issues with our products, or the failure of our products to operate as expected, could affect our reputation, result in significant costs to us and impair our ability to sell our products.

Our products may contain defects or errors or may not operate as we or our channel partners or end-user customers expect, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our products must meet demanding specifications for quality, performance and reliability. Our products are highly technical and designed to be deployed in large, complex systems under a variety of conditions. Channel partners and end users may discover errors, defects or incompatibilities only after deploying our products. For example, harsh environments or radio-frequency interference may negatively affect gateway performance. In addition, our channel partners or end users may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other RAIN products they may use.

We may experience quality problems with our products combined with or incorporated into products from other vendors, such as tags produced by our tag manufacturers using our tag ICs, readers or gateways assembled by OEMs using our reader ICs. We may have difficulty identifying and correcting the source of problems when third parties are combining, incorporating or assembling our products.

If we are unable to fix errors or other problems, we could experience:

•	loss of customers or customer orders;
•	lost or delayed market acceptance and sales of our products;
•	loss of market share;
•	damage to our brand and reputation;
•	impaired ability to attract new customers or achieve market acceptance;
•	diversion of development resources;
•	increased service and warranty costs;
•	replacement costs;
•	legal actions by our customers; and
•	increased insurance costs.

Although our agreements typically contain provisions that purport to limit our liability for damages resulting from defects in our products, such limitations and disclaimers may not be enforceable or otherwise effectively protect us from claims. We may be required to indemnify our customers against liabilities arising from defects in our products or in their solutions that incorporate our products. These liabilities may also include costs incurred by our channel partners or end users to correct problems or replace our products.

The costs we incur correcting product defects or errors may be substantial and could adversely affect our operating results. Although we test our products for defects or errors prior to product release and during production, our customers still occasionally catch defects or errors that we miss. Such defects or errors have occurred in the past and may occur in the future. To the extent product failures are material, they could adversely affect our business, operating results, customer relationships, reputation and prospects. Also, we assert that our products conform to the UHF Gen2 protocol. Compatibility issues between our products and the protocol, or among different products that each nominally conform to the protocol, could disrupt our customers’ operations, hurt our customer relations and materially adversely affect our business and prospects.

We will lose market share and may not be successful if end users or customers do not design our products into their products and systems.

End users often undertake extensive pilot programs or qualification processes prior to placing orders for large quantities of our products, in particular for gateway products, because these products must function as part of a larger system or network or meet certain other specifications. We spend significant time and resources to have our products selected by a potential end user or customer, which is known as a “design-in.” In the case of gateway products, a “design-in” means that the gateway product has been selected to be designed into the end user’s system and, in the case of a tag, may mean the tag has met certain unique performance criteria established by the end user or customer. If we fail to develop new products that adequately or competitively address the needs of potential end users, they may not select our products to be designed into their systems, which could adversely affect our business, prospects and operating results.

Our business is dependent upon our brand recognition and reputation, and if we fail to maintain or enhance our brand recognition or reputation, our business could be harmed.

We believe that maintaining and enhancing our brand and our reputation are critical to our relationships with our customers and end users and to our ability to attract new customers and end users. We also believe that our brand and reputation will be increasingly important as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;
•	our ability to continue to offer high-quality, innovative and defect-free products;

•	our ability to maintain the security and privacy of our customer’s sensitive and proprietary information;
•	our ability to retain existing customers and obtain new customers;
•	our ability to maintain high customer satisfaction;
•	the quality and perceived value of our products;
•	our ability to successfully differentiate our products from those of our competitors;
•	actions of competitors and other third parties; and
•	positive or negative publicity.

If our brand promotion activities are not successful, our operating results and growth may be harmed.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, employees, channel partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our products and platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

If we are unable to protect our intellectual property then our business could be adversely affected.

Our success depends in part upon our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without infringing on the proprietary rights of others or having third parties infringe, misappropriate or circumvent the rights we own or license. We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because most RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. We have filed a small number of foreign patent applications, but do not yet have any issued or allowed patents in any foreign country. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name.

We cannot guarantee that:

•

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;
•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•	any of our pending or future patent applications will be issued or have the coverage we originally sought;
•	our intellectual property rights will be enforced, particularly in jurisdictions where competition may be intense or where legal protections may be weak;
•	we will not lose the ability to assert our intellectual property rights against, or to license our technology to, others and collect royalties or other payments; or
•

we will retain the right to ask for a royalty-bearing license in relation to ratification of a standard for which we participate in the standards process if we fail to file an intellectual property declaration pursuant to such standards process.

In addition, our competitors or others may design around our patents or protected technologies. Effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the United States. If we pursue litigation to assert our intellectual property rights, an adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and operating results.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have already occurred or may occur in the future. Our failure to identify unauthorized use or otherwise adequately protect our intellectual property could adversely affect our business. Moreover, any litigation could be time consuming, and we could be forced to incur significant costs and divert our attention and the efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We also rely on customary contractual protections with our channel partners, suppliers and end users, and we implement security measures intended to protect our trade secrets, know-how or other proprietary information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. We also cannot assure you that those agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

Finally, our use of overseas manufacturers may involve particular risks. The intellectual property protection in countries where our third-party contractors operate is weaker than in the United States. If the steps we have taken and the protection provided by law do not adequately safeguard our intellectual property rights then we could suffer losses in profits due to the sales of competing products that exploit our intellectual property rights.

We may face claims of intellectual property infringement which could be time consuming, costly to defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption generally.

Many companies in our industry hold large numbers of patents and other intellectual property rights and may vigorously pursue, protect and enforce their intellectual property rights. We have in the past, and may in the future, receive invitations to license patent and other intellectual property rights to technologies that are important to our business. We may also receive assertions against us, our channel partners or end users claiming that we or they infringe patent or other intellectual property rights. Claims that our products, processes, technology or other aspects of our business infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If we decline to accept an offer, the offering party may allege that we infringe such patents, which could result in litigation.

Intellectual property disputes affecting our industry may adversely affect RAIN adoption. For example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for patent infringement in the RAIN products these retailers use. We believe these lawsuits materially and adversely affected demand for our products by retailers and others from 2011 to 2014. In 2013, Round Rock Research entered into licensing settlement agreements with a substantial number of RAIN vendors, including us; in early 2015, they reached a settlement agreement with the last of the end-user defendants. We, our channel partners, suppliers or end users could be involved in similar disputes in the future which would materially and adversely affect our operating results and growth prospects.

Many of our agreements require us to indemnify and defend our channel partners and end users from third-party infringement claims and pay damages in the case of adverse rulings. Moreover, we may not know whether we are infringing a third party’s rights due to the large number of RAIN-related patents or to other systemic factors. For example, patent applications in the United States are maintained in confidence for up to 18 months after filing or, in some instances, for the entire time prior to patent issuance. Consequently, we may not be able to account for such rights until after publication. Competitors may also have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Claims of this sort could harm our relationships with our channel partners or end users and might deter future customers from doing business with us. We do not know whether we will prevail in any such future proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome then we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;
•	pay substantial damages for infringement;
•	expend significant resources to develop non-infringing products, processes or technology;
•	license technology from the party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•	pay substantial damages to our channel partners or end users to cause them to discontinue their use of, or replace, infringing products with non-infringing products.

Any of the foregoing results could have a material adverse effect on our business, financial condition and operating results.

We have limited visibility into the length of the sales and deployment cycles for our products.

Because we have limited sales history for our products, we have limited visibility into the lengths of the product sales and deployment cycles, and from time-to-time these cycles have been longer than we anticipated. For new types of products, such as our xArray gateway or ItemSense software, our visibility into the sales and deployment cycle lengths is even more limited. Numerous factors can contribute to uncertainties in the cycle lengths, including the time channel partners and end users spend evaluating our products and our time educating them on the products’ benefits. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments. If a sale is not completed or is cancelled or delayed, we may incur substantial expenses, which could hinder our ability to achieve or maintain profitability or otherwise negatively affect our financial results.

Significant U.K. or European developments stemming from the U.K.’s referendum on membership in the European Union could have a material adverse effect on us.

On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

The referendum, and the likely withdrawal of the United Kingdom from the European Union it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. Furthermore, we currently operate in Europe through an Impinj subsidiary based in the United Kingdom, which currently provides us with certain operational, tax and other benefits. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of end-customer or channel-partner demand and product mix could negatively affect our inventory levels, sales and operating results.

We derive revenue primarily from purchase orders rather than from long-term purchase commitments. To ensure product availability, we typically manufacture from channel-partner forecasts in advance of received purchase orders. Because the RAIN-solutions market is relatively new, many of our channel partners have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects demand for our products. In some cases we build products according to our demand estimates, which requires us to make forecast assumptions. Demand uncertainties, by our channel partners and us, cause significant forecast inaccuracies. Further, our channel partners can cancel purchase orders or defer product shipments, in some cases with little or no advance notice to us. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. Because of these reasons, and because we fulfill through channel partners, our visibility into end-user demand is limited, which may adversely affect our ability to plan purchases or manufacturing.

Our estimates of channel-partner and end-user demand have historically been inaccurate. Some of the inaccuracies have been material, leading to excess inventory with associated costs or product shortages with its concomitant loss of revenue and gross margin. For example, we believe our 2014 operating results were adversely affected when some retail apparel end users delayed their tag purchases as the result of unexpected extended patent litigation negotiations between certain domestic end users and Round Rock Research. We may experience similar forecasting inaccuracies in the future.

When we release new products we may carry higher inventories or have slower inventory turnover depending on our ability to anticipate market acceptance. High inventory levels and increased obsolescence could result in unexpected expenses or increases in reserves that could adversely affect our business, operating results and financial condition. If we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could miss revenue opportunities, potentially lose market share and damage our customer relationships. Any significant product-order cancellations or deferrals or the return of previously sold products could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

If we do not successfully attract and complete custom engineering projects, our products’ market adoption could be delayed and our market position compromised.

To extend our products’ capabilities and reach, and to encourage market adoption, we may perform NRE product, tool or software developments. If we do not successfully complete our NRE projects then our customer relationship could deteriorate and we could lose business and opportunities to expand our market. Because NRE-based developments can take more than a year to complete, our time to product revenue can be long. Additionally, a customer may choose to cancel or delay the development, reducing potential revenue. In addition, we compete with other companies to win these NRE engagements and, in the future, we may not be able to compete successfully. Some developments grant time-bounded exclusivity to the customer who paid for the NRE engagement, which may limit our ability to capitalize on the knowledge and experience we gain in connection with the NRE engagement. If a competitor develops and markets a similar product that we are unable to compete due to the time-bounded exclusivity then we could lose business, market share and revenue opportunities.

We are subject to risks inherent in foreign operations, including social, political and economic flux and compliance with additional U.S. and international laws, including those related to anti-bribery and anti-corruption, and may not be able to successfully maintain or expand our international operations.

In 2015, 73% of our total revenue was derived from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	difficulty in supporting and localizing our international products;
•	different or unique competitive pressures as a result of, among other things, the presence of, or preference for, local businesses and market players;
•	challenges in managing employees, some foreign nationals, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign-currency exchange rates and interest rates;
•	withholding taxes or other taxes, or changes thereof, on our foreign income;
•	restrictions, or changes thereof, on foreign trade or investment, including currency exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions;
•	political uncertainty, strife, unrest, or conflict;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States;
•	restrictions on earnings repatriation;

•

corrupt or unethical practices in foreign jurisdictions that may subject us to exposure under applicable anti-corruption and anti-bribery laws such as the Foreign Corrupt Practices Act or and the United Kingdom Bribery Act of 2010; and

•	regulations, and changes thereof, relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe.

Various foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. The European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. EU and U.S. political authorities adopted the U.S.-EU Privacy Shield on July 12, 2016, which may provide a new mechanism for companies to transfer EU personal data to the United States.  It is unclear at this time whether we will make use of the U.S.-EU Privacy Shield, but in view of these developments, there is significant regulatory uncertainty surrounding the future of data transfers from the European Economic Area to the United States. In addition, the European Commission recently adopted a new data-protection regulation, effective in May 2018, that will impose more stringent data-protection requirements than the present regulatory regime in the European Union and provide for greater penalties for noncompliance.

We opened an office in Shanghai, China in 2011. We are exposed to risks associated with changes in the laws and policies governing Chinese operations and, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. To date, legal, policy or regulatory changes have not had a material adverse effect on our business or financial condition, but we cannot assure you they will not in the future. We may experience increased costs for, or significant impact to, our Chinese operations in the event of changes in Chinese government policies or political unrest or unstable economic conditions in China. The nationalization or other expropriation of private enterprises by the Chinese government could result in total loss of our China investment. Any of these matters could materially and adversely affect our business and results of operations.

Failure to comply with anti-corruption and anti-bribery laws in our foreign activities could subject us to penalties and other adverse consequences. Anti-corruption and anti-bribery laws generally prohibit companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage or directing business to another person, and require companies to maintain accurate books and records and a system of internal accounting controls. Under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, U.S. companies may be held liable for corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we, our intermediaries or our solution providers, system integrators, OEMs, VARs, distributors, tag manufacturers, and other channel partners fail to comply with FCPA requirements or similar legislation, government authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. Moreover, China is an area of heightened exposure regarding compliance with anticorruption laws such as the FCPA and the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act. We intend to increase our international sales and business there and, as such, our risk of violating laws such as the FCPA or U.K. Bribery Act also increases.

We have limited experience marketing, selling and supporting our products and services abroad and may not be able to increase or maintain international market demand for our products. In addition, regulations or standards adopted by other countries may require us to redesign existing products or develop new products for those countries. For example, foreign governments may impose regulations or standards with which our current products do not comply, or may require operation in frequency bands in which our products do not operate. Furthermore, if we are unable to expand international operations in a timely and cost-effective manner in response to increased demand, we could miss sales opportunities and our revenue may decline, adversely affecting our operating results, business and prospects. If we invest substantial time and resources but are unable to expand our international operations successfully and in a timely manner, our business, prospects and operating results will suffer.

We generally conduct our China operations through a wholly owned subsidiary. We generally report our taxable income in worldwide jurisdictions based on our business operations in those jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to the jurisdiction or subsidiary. In the event of a disagreement, if our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in tax charges, higher effective tax rates, reduced cash flows and lower overall profitability.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. We must export our products in compliance with U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls. We may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic sales and adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. While we are not aware of any current or proposed export or import regulations that will materially restrict our ability to sell our products, any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.

Political unrest, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

We post-process many of our IC wafers, including testing, dicing and other wafer operations, using subcontractors in Bangkok, Thailand. Deterioration in the political, social, business and economic conditions in Thailand could have a material effect on our business. Thailand has experienced ongoing political and social upheaval over the past two decades, such as in May 2014 when the Royal Thai Army staged a military coup, banned demonstrations and enforced monitoring of civilian activities. In August 2014, Thailand’s national assembly appointed the coup leader as prime minister. Thailand may also experience political unrest stemming from the results of its August 2016 constitutional referendum. We do not know what direction the political situation may take or if subsequent issues will affect us. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

Instability in Thailand could prevent wafer shipments from entering or leaving the country and disrupt our ability to test or post-process wafers in Thailand. In such an event, we could be forced to transfer our testing and dicing activities to more stable, and potentially more costly, regions and find alternative sources for testing and dicing, which could harm our business, financial condition and operating results.

Intellectual property licensing from or to others, including competitors, may subject us to requirements or limitations that could adversely affect our business and prospects.

We have intellectual property license agreements that give us access to certain patents and intellectual property of others. We have not licensed our patents or intellectual property to others except as necessary for our customers to practice their business using our products and as required pursuant to agreements we have entered into in connection with our participation in the development of GS1 EPCglobal protocols and International Standards Organization, or ISO, standards. In the course of our participation in the development of GS1 EPCglobal protocols, including UHF Gen2, UHF Gen2 V2, tag data standards, or TDS, low-level reader protocol, or LLRP, and others, we have agreed to license on a royalty-free basis those of our patents that are necessarily infringed by the practice of these protocols to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those other members. Because it may not be clear whether a member’s intellectual property is necessary or optional to the practice of a protocol, disputes could arise among members, resulting in our inability to receive a license on royalty-free terms. Further, some GS1 EPCglobal members declined to provide licenses to some of their intellectual property under royalty-free terms, instead choosing reasonable and non-discriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if these members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

In the course of our participation in the development of certain ISO standards we have agreed to grant to all users worldwide a license to those of our patents that are necessarily infringed by the practice of those standards, including at frequencies other than UHF, on RAND terms, again subject to reciprocity. As a result, we are not always able to limit to whom and, to a certain extent, on what terms we license our technologies, and our control over and our ability to generate licensing revenue from some of our technologies may be limited. We may choose to license our patents or intellectual property to others in the future. We cannot guarantee that any patents and technology that we provide in such future licenses will not be used to compete against us.

We rely on third-party license agreements; impairment of those agreements may cause production or shipment delays that could harm our business.

We have licensing agreements with other entities for patents, software and technology used in our manufacturing operations and products. For example, we license tools from design-automation software vendors to design our silicon products. Third-party licenses for patents, software and other technology important to our business may not continue to be available on commercially reasonable terms, if at all. Loss of any such licenses could cause significant manufacturing interruptions, delays or reductions in product shipments until we can develop, license, integrate, and deploy alternative technologies, if even possible, which would materially harm our business and operating results.

Our use of open-source software may expose us to additional risks and harm our intellectual property.

Our products, processes and technology sometimes use or incorporate software that is subject to an open-source license. Open-source software is typically freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open-source software may entail greater risks than use of third-party commercial software. Certain open-source software licenses require a user who intends to distribute the open-source software as a component of the user’s software to disclose publicly part or all of the user’s source code. In addition, certain open-source software licenses require the user of such software to make derivative works of the open-source code available to others at low or no cost. Consequently, open-source licensing can subject our previously proprietary software to open-source licensing terms, which could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of sales. In addition, open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of their code, opening us to business risks that could materially harm our operating results.

We may face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or require us to devote research and development resources to change our software, any of which would have a negative effect on our business and operating results. Few courts have interpreted open-source licenses, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. In addition, if there are changes in the licensing terms for the open-source software we use, we may be forced to re-engineer our solutions, incur additional costs or discontinue sale of our offerings. We cannot guarantee that we have incorporated all open-source software in our software in a manner that is consistent with our current policies and procedures, or in a manner that will not subject us to liability.

Privacy and security concerns relating to RAIN could damage our reputation and deter current or potential customers from using our products.

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties collecting personally identifiable information, tracking consumers, stealing identities or causing other privacy-related issues. Consumers may be subject to unauthorized gateways surreptitiously identifying and tracking their RAIN tags to gain information a consumer considers private, even if the consumer employs protective measures. Retailers may inadvertently or perhaps even intentionally read consumers’ tags to gain information, such as shopping behavior, that may be illegal to collect, or if not illegal, may be considered intrusive by consumers. Unauthorized readers or gateways could gain access to sensitive information stored in tags despite measures designed to thwart such unauthorized access. For example, criminals seeking to divert or steal high-value pharmaceutical products could seek to identify these products by looking for tags with Electronic Product Codes, or EPCs, corresponding to these products. If such concerns increase, or if actual malicious or inadvertent breaches of privacy or theft occur, then our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability.

In addition to concerns over privacy or theft, it may be possible for those with malicious intent to misuse RAIN in ways that actually facilitate theft or damage the public trust, such as by changing the EPC on a narcotic to misrepresent it as an over-the-counter product. It may even be possible to embed computer viruses or other malicious code into tags so that by reading tag memory, the malicious code can be inserted into end-user systems. If a breach occurs, our customers could be the target of regulatory actions or private lawsuits. In such cases, a customer might allege that our products did not function as promised and may sue us for breach of contract, breach of warranty, negligence or another cause of action. Additionally, if our customers’ security measures are breached, even if through means beyond our control, our reputation may be damaged, we may be subject to litigation and our business and prospects could suffer. Moreover, concerns about security and privacy risks, even if unfounded, could damage our reputation and operating results and could delay the development of the overall RAIN industry. Security breaches could expose us to litigation and possible liability. Even if our products meet new standards or regulations, if our security measures are breached as a result of third-party action, our error or criminal act or otherwise, and, as a result, someone obtains unauthorized access to customer or end-user data, our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability.

Government regulations and guidelines relating to consumer privacy may adversely impact adoption of our products, require us to make design changes or constrain our ability to implement new and desired product features.

Our customers are subject to laws and regulations related to collecting, storing, transmitting and using personal information, as well as additional laws and regulations that address privacy and security issues related to radiofrequency identification, or RFID. For example, some U.S. states have enacted statutes specifically governing the use of RFID, including prohibitions on mandatory implantation of an RFID IC, unauthorized skimming of information from ID cards and documents, unauthorized personnel tracking using RFID and improper use of RFID tags in drivers’ licenses or on vehicles. Because RAIN uses RFID technology, we believe these statutes and regulation apply to RAIN systems.

The European Commission, or EC, has issued guidance to address privacy concerns about RFID. In May 2009, the EC issued a recommendation that retail companies in the EU inform their customers when RFID tags are either on or embedded within products. In April 2011, the EC signed a voluntary agreement with private and public stakeholders to develop privacy guidelines for companies using RFID in the EU. The agreement requires companies to conduct privacy impact assessments of new RFID applications and to take measures to address risks identified by the assessment before the RFID application is deployed. While compliance with the guidelines is voluntary, our customers that do business in the EU may have a preference for products that comply with the guidelines. If our RAIN products do not provide the necessary functionality to allow customers to comply with the guidelines then our business may suffer.

The data security and privacy legislative and regulatory landscape in the United States and European Union, or EU, and other foreign jurisdictions is evolving, and changes in laws and regulations may adversely impact our business, including our ability to develop future products. If we fail to develop products that implement end-user privacy requirements then end users may choose not to use our products in certain applications, which would harm our business, operating results and financial condition.

Although the Gen2 V2 protocol described below includes features for addressing consumer privacy and authenticating a tag, a third party may still breach these features, including as implemented in our products, in which case our reputation could be damaged and our business and prospects may suffer.

Alternative technologies or standards, or changes in existing technologies or standards, may adversely affect RAIN market growth.

Technology developments may affect our business in ways we cannot anticipate. Breakthroughs in legacy RFID technologies or markets, including those using low frequency or high frequency technology, could adversely affect RAIN market growth generally and demand for our products in particular. For example, NFC technology, which today addresses a different market than RAIN, could, with breakthrough innovations, compete with RAIN in item tagging. Likewise, new technologies such as organic transistors may allow lower-cost ICs than our current silicon-based technology allows. These competing technologies could use intellectual property that is either not royalty free or to which we do not have access. If we are unable to innovate using new or enhanced technologies or processes, or are slow to react to changes in existing technologies or in the market, or have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be materially impacted and potentially result in product obsolescence, decreased revenue and reduced market share.

To encourage widespread RAIN market adoption, we have participated in the development of industry standards, and we have designed our products to comply with these standards. In 2013, GS1 EPCglobal ratified “UHF Gen2 Version 2” or simply “Gen2 V2,” a new version of the protocol that underlies RAIN communications. In the future, we could lose our position in GS1 EPCglobal or we could lose our project-editorship role for UHF Gen2. If one of our competitors introduces a Gen2 V2 product that gains market adoption before we do, we could lose market share and face difficulty selling our products. The introduction of new industry standards, or changes to existing industry standards, could make our products incompatible with the new or changed standards and could cause us to incur substantial development costs to adapt to these new or changed standards, particularly if they were to achieve, or be perceived as likely to achieve, greater penetration in the marketplace. If Gen2 V2 diverges significantly from our or the RAIN market’s needs then our products may likewise fail to keep pace with the market, our competitors’ products and end-user requirements, in which case end users could delay RAIN adoption. Moreover, the adoption or expected adoption of new or changed standards could slow the sale of our existing products before products based on the new or changed standards become available. New industry standards or changes to existing standards could also limit our ability to implement new features in our products if those features do not meet the new or changed standards. The lost opportunities as well as time and expense required for us to develop new products or change our existing products to comply with new or changed standards could be substantial, and we cannot assure you that we could successfully develop products that comply with new or changed standards. If we are not successful in complying with any new or changed industry standards, then we could lose market share, causing our business to suffer.

We are a founding member of the RAIN Alliance. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. Board membership is an elected position that we could lose in future elections. It provides industry stature and attendant benefits but is not without risk. If the RAIN market falters, or if the RAIN Alliance falters, then we could be blamed, our reputation and industry position could be impacted, and our business could suffer.

Compliance with, and changes in, government spectrum regulations could adversely affect our ability to sell products and impair our operating results.

Government radio regulations require that our readers and gateways be certified for spectral compliance in jurisdictions where they are sold or operated. Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and each country in the EU. If one of our reader or gateway products is found to be noncompliant despite having such certification then we could be required to modify field-deployed readers or gateways to regain certification and could spend significant resources as well as miss sales opportunities in the process. Our revenue could decline, adversely affecting our operating results, financial condition, business and prospects. Additionally, government regulations may change, requiring us to redesign our products to the new regulations or constraining our ability to implement new and desired features into our products, thereby causing us to incur significant expenses or forego opportunities to improve our products, potentially delaying time-to-market, adversely affecting our operating results, financial condition, business and prospects.

Our products may cannibalize revenue from each other, which could harm our business.

Sales of some of our products enables our channel partners to develop their own products that compete with other of our products. For example, sales of our reader ICs allow ODMs and technology companies to build and sell readers and gateways that compete with our products. Similarly, sales of our readers and gateways allows our channel partners to build and sell xPortal- or xArray-like products that compete with our xPortal or xArray. We even see cannibalization within our own product line—for example, our xArray sometimes competes with our xPortal. In the future, we may see one product line expand at the expense of another, or we may be asked by channel partners to disadvantage or divest a product line. We cannot predict whether we can manage such conflicts in the future, or retain channel partners despite conflicts. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have evaluated, and expect to continue evaluating, potential strategic transactions, and we may pursue one or more transactions, including acquisitions. We have limited experience executing acquisitions. Any transaction could be material to our financial condition and operating results. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

•	diverting management time and focus from operating our business to acquisition integration;
•	difficulties integrating acquired products into our strategy and product plans;
•	customers switching from us to new suppliers because of the acquisition;
•	inability to retain employees from the business we acquire;
•	challenges associated with integrating employees from the acquired company into our organization;
•	difficulties integrating accounting, management information, human resource and other administrative systems to permit effective management of the business we acquire;
•

potential requirements for remediating controls, procedures and policies appropriate for a public company in the acquired business that prior to the acquisition lacked these controls, procedures and policies;

•	potential liability for past or present environmental, hazardous substance, or contamination concerns associated with the acquired business or its predecessors;
•	possible write-offs or impairment charges resulting from the acquisition; and
•	unanticipated or unknown liabilities relating to the acquired business.

Foreign acquisitions involve additional risks beyond those above, including related to integrating operations across different cultures and languages, currency risks and the economic, political and regulatory risks associated with other countries. Also, the anticipated benefit of any acquisition, domestic or foreign, may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt incurrence, contingent liabilities or amortization expenses or goodwill write-offs, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Our business could be adversely affected if one or more members of our executive management team departed.

Our success depends, in large part, on the continued contributions of our executive management team including Chris Diorio, Ph.D., our chief executive officer; Eric Brodersen, our chief operating officer; and Evan Fein, our chief financial officer. None of our executive management team is bound by employment contracts to remain with us for a specified period. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, especially technical, sales and marketing personnel, then we may not be able to effectively execute our business strategy.

Our success depends on our ability to attract, motivate and retain qualified personnel. Our technical personnel, the source of our technical and product innovations, and our sales and marketing personnel that drive our go-to-market initiatives are especially important. There is no guarantee we can attract and retain such personnel as we continue to pursue our business strategy. The availability of, and competition for, qualified personnel in the Seattle area, where we are headquartered, constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

Pricing and other provisions in our customer agreements could adversely affect our operating results.

In the ordinary course of business we enter into agreements containing pricing terms; in some instances the terms, whether advertently or inadvertently, may adversely affect our operating results and gross margins. For example, some contracts specify future reader, gateway or IC pricing, or contain most-favored customer pricing for certain products. As another example, some agreements contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Further, reducing prices or offering other favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers. We may decide for competitive or strategic reasons to enter into similar types of agreements in the future, and such agreements could impair our operating results.

We and our suppliers are subject to environmental laws and regulations that could impose substantial costs on us and may adversely affect our business, operating results and financial condition.

Some of our facilities, including those devoted to research and development, are regulated under federal, state, local, foreign and international environmental laws. Those laws govern pollutant discharge into air and water; managing, disposing, handling, labeling, and exposure to hazardous substances/wastes; and contaminated site cleanup. We could incur costs, fines and civil or criminal sanctions; third-party property damage or personal-injury claims; or could be required to pay substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under certain environmental laws can be joint and several and without regard to comparative fault. In addition, some of our products contain hazardous substances and are subject to requirements that regulate their content, such as the European Union’s Restriction of Hazardous Substances Directive, or RoHS, and analogous regulations elsewhere. Although we design our products to be compliant with environmental regulations and require our third-party contractors to comply, we cannot guarantee that we or our products will always be in compliance with these requirements. Environmental laws also tend to become more stringent over time, and we cannot predict the ultimate costs under environmental laws or the timing of these costs. Failure to comply with these and other environmental laws could result in fines, penalties and decreased revenue, which could adversely affect our operating results.

If our third-party contractors fail to operate in compliance with environmental requirements, properly dispose of wastes associated with our products, or comply with requirements governing the hazardous-substance content of our products, we could be held liable or suffer reputational harm.

We may not sustain or effectively manage our growth.

We have experienced significant revenue growth in a short period of time. We may not experience similar growth rates in future periods. You should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth then our financial results could suffer and our stock price would decline.

To manage our growth and the responsibilities of being a public company, we believe we must effectively:

•	recruit, hire, train and manage qualified engineers for our research and development activities;
•	add sales and marketing personnel and expand our customer-support offices;
•	implement and improve administrative, financial and operational systems, procedures and controls;
•	integrate and train new employees quickly and effectively; and
•	coordinate growth among our executive, engineering, finance, marketing, sales, operations and customer-support organizations.

All the above activities add to our organizational complexity and increase our operating expenses.

We may have insufficient management capabilities or resources to manage our growth and business effectively. As a consequence of our small management team we may be unable to pursue all commercial opportunities. Accordingly, we may require significant additional resources as we increase the complexity and scale of our business operations. We cannot assure you that we will have adequate resources when we need them or that we will have sufficient capital to fund our resource needs. If we are unable to manage our growth effectively, we may not be able to exploit market opportunities or develop new products, and we may fail to satisfy customer requirements, maintain product quality, execute our business plan or respond to competitive pressures.

Our management has limited public-company experience. As a consequence of becoming a public company, we are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls then we may not be able to accurately report our consolidated financial results or prevent fraud. In the course of preparing our consolidated financial statements we previously identified a material weakness in our internal control over financial reporting.

We have only very recently begun operating as a public company. Most of our management team, including our chief executive officer and chief financial officer, have never managed a publicly traded company and have little to no experience complying with the increasingly complex and changing laws pertaining to public companies. Our entire management team as well as other company personnel will need to devote substantial time to compliance, and may not effectively or efficiently manage our maturation as a public company. We will incur significant legal, accounting and other expenses that we did not incur as a private company.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to increase our legal and finance compliance time and costs, and also to increase the time and costs of other activities. For example, Section 404 of the Sarbanes-Oxley Act requires that management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will divert resources and take significant time and effort to complete. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we are required to do so. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We may discover internal controls that need improvement. Our or our independent registered public accounting firm’s discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

We may be unable to effectively implement, or effectively implement in a timely manner, the necessary controls and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our growth will challenge our ability to maintain the internal control and disclosure standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to sanctions or investigations by the Securities and Exchange Commission, or SEC, or by other regulatory authorities. Investor perceptions of our company may suffer, likely causing a decline in our stock’s market price. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our independent registered public accounting firm will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. Also, in 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of June 30, 2016 this material weakness has not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

If we fail to hire additional finance personnel or fail to strengthen our financial reporting systems and infrastructure then we may be unable to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn could significantly harm our reputation and our business.

We intend to hire personnel with financial reporting and Sarbanes-Oxley Act compliance expertise. Any impact to our plan such as an inability to hire, a delay in hiring, or a delay in training such personnel could adversely impact our ability to timely and accurately prepare our financial statements. Further, our ability to retain employees with the requisite experience could adversely affect our financial statements because new employees require time and training to learn our business and operating procedures. If our finance and accounting organization is unable for any reason to meet the increased demands of being a public company then the quality and timeliness of our financial reporting may suffer, which could result in material weaknesses in our internal controls. The consequences of inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

We may need to raise additional capital which may not be available on favorable terms, if at all, causing dilution to stockholders, restricting our operations or adversely affecting our ability to operate our business.

In the course of running our business we may need to raise capital, diluting our stockholders. If our need is due to unforeseen circumstances or material expenditures or if our operating results are worse than expected then we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and these additional financings could cause additional dilution to our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. The senior credit facility provides for a $10.5 million term loan and a revolving line of credit that allows us to borrow revolving loans of up to the lesser of $15.0 million and a borrowing base tied to the amount of our eligible accounts receivable and inventory. At June 30, 2016, had $13.0 million principal of revolver borrowings under the senior security facility. In July 2016, we repaid an aggregate of $13.0 million principal of revolver borrowings under our senior credit facility.

Our senior credit facility contains customary covenants, which limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantee indebtedness of others;
•	create liens on our assets;
•	enter into mergers or consolidations;
•	dispose of assets;
•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;
•	make investments, including acquisitions; and
•	enter into transactions with affiliates.

Our senior credit facility also includes customary affirmative covenants, tangible net worth and liquidity ratio covenants.

The senior credit facility contains customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, a material adverse change default and inaccuracy of representations and warranties.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our senior credit facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our facilities, or if we fail to comply with the requirements of our indebtedness, we could default under our senior credit facility. Any such default that is not cured or waived could result in the acceleration of the obligations under the senior credit facility, an increase in the applicable interest rate under the senior credit facility, and would permit our lender to exercise remedies with respect to all of the collateral that is securing the senior credit facility, including substantially all of our assets, other than intellectual property. Any such default could have a material adverse effect on our liquidity and financial condition.

Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

A breach of our security systems could have a material adverse effect on our business.

We use security systems to maintain our facility’s physical security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, or other malfeasant code in our data or software, could compromise this information. The consequences of such loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, litigation by affected parties and possible financial liabilities for damages, any of which could have a material adverse effect on our business, financial condition, reputation and relationships with customers and partners. We also rely on third-party providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service-providers’ systems or viruses, loggers, or other malfeasant code in their data or software could expose us to information loss and misappropriation of confidential information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition.

Our operations could be disrupted by natural disasters.

An earthquake, fire, flood or other natural or manmade disaster could disable our facilities, disrupt operations, or cause catastrophic losses. We have facilities in areas with a known history of seismic activity, such as our headquarters in Seattle, Washington. We also have facilities in areas with a known history of flooding, such as our office in Shanghai, China. We have a wafer testing and dicing subcontractor in Thailand, a region with a known, and quite recent, history of flooding. A loss at or of any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses to repair or replace the facility. As a specific example, in 2011 and 2012 floods in Thailand disrupted our subcontractor’s facility for approximately six months. During that time, we relied on a secondary subcontractor that had longer lead times for, and decreased yield of, our tag IC wafers. We do not carry insurance policies that cover potential losses caused by earthquakes, floods or other disasters.

Our ability to use net operating losses to offset future taxable income may be limited.

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of $97.0 million and federal research and experimentation credit carryforwards of $7.5 million which we may use to reduce future taxable income or offset income taxes due. The NOLs start expiring in 2023 and fully expire in 2035. The credit carryforwards start expiring in 2020 and fully expire in 2035. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo an ownership change in connection with or after this offering then our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and certain foreign jurisdictions. We use significant judgment in evaluating our worldwide income-tax provision. During the ordinary course of business, we conduct many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; by changes in currency exchange rates; by changes in the valuation of our deferred tax assets and liabilities; or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income-tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales and use, value-added or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are either not applicable or an exemption from such taxes applies. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future, including as a result of a change in law. Such tax assessments, penalties and interest or future requirements may adversely affect our operating results.

We are be subject to SEC rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price.

As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose and report whether our solutions contain conflict minerals. The rule requires us to submit forms and reports to the SEC by May 31, 2018 and annually thereafter to disclose our determinations and due-diligence measures regarding conflict minerals. Although we do not directly purchase conflict minerals, tracing the minerals our suppliers use back to country of origin is a complex task that requires us to, among other things, survey our supply chain to understand what programs our suppliers have for tracing the source of minerals used in products supplied to us and ensure these suppliers have performed reasonable due diligence. We have not determined how many or, if any, of our suppliers use conflict minerals. In addition to the increased administrative expense required to comply with these requirements, some of our customers are also subject to this rule, and we have been and will continue to be asked as part of their supply chain to comply with their requirements as part of their compliance with the rule. Moreover, we may face a limited pool of suppliers who can provide “conflict-free” products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations. We may be required to disclose our products as not being “conflict free,” which could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

Risks Relating to the Ownership of Our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

There was no public market for our common stock prior to our initial public offering. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

•	price and volume fluctuations in the overall stock market from time to time;
•	changes in operating performance, stock market valuations, and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	delays in end-user deployments of RAIN systems;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	supply interruptions;
•	developments with respect to intellectual property rights;
•	our ability to develop and market new and enhanced products on a timely basis;
•	commencement of, or our involvement in, litigation;
•	major changes in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	the trading volume of our stock;
•	limited public float;
•	any future sales of our common stock or other securities;
•

failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	fluctuations in the values of companies perceived by investors to be comparable to us;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and
•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of our common stock in the public market could cause our stock price to fall.

Our stock price could decline as a result of sales of a large number of shares after our initial public offering or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Following our initial public offering, the resale of 13,187,070 shares, or 70.5% of our outstanding shares as of June 30, 2016,  is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning January 17, 2017.

Following our initial public offering, holders of approximately 10,152,990 shares, or 54.3%, of our shares outstanding as of June 30, 2016, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Subsequent to us registering, the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to market standoff agreements entered into by our stockholders with us and the lock-up agreements entered into by our stockholders with the underwriters.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of June 30, 2016, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 49.5% of our capital stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

We have broad discretion to use the net proceeds from our initial public offering, and our investment of these proceeds may not yield a favorable return. We may invest the proceeds of this offering in ways you disagree with.

Our management has broad discretion as to how to spend and invest the proceeds from our initial public offering, and we may spend or invest these proceeds in a way with which our stockholders may disagree. Accordingly, investors will need to rely on our judgment with respect to the use of such proceeds. We used a portion of the proceeds from our initial public offering for debt repayment, and intend to use the remaining proceeds for product development, working capital and other general corporate purposes, including the costs associated with being a public company. We could spend the proceeds from our initial public offering in ways that our stockholders may not agree with or that do not yield a favorable return. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we receive in the initial public offering effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline.

An active trading market for our common stock may not develop.

Prior to our initial offering, there has been no public market for our common stock. Although our common stock has been approved for listing on The NASDAQ Global Market, an active trading market for our shares may never develop or be sustained.

Anti-takeover provisions in our charter documents and under Delaware or Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and limit our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our certificate of incorporation and bylaws:

•	permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•	provide that the authorized number of directors may be changed only by resolution of the board of directors;
•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes;
•	restrict the forum for certain litigation against us to Delaware;
•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;
•

provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•

not provide for cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•	provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or by the board of directors; and
•

provide that stockholders will be permitted to amend our bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

Our bylaws will provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit stockholders’ ability to bring a claim in a judicial forum favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We plan in filings with the SEC to continue to utilize the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

We could remain an “emerging growth company” for up to five years, or until the earliest of:

•	the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion;
•

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or

•	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We will incur increased costs by being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements of the SEC and The NASDAQ Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.

So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we granted stock options to purchase an aggregate of 54,537 shares of our common stock at exercise prices of $8.64 per share to employees and consultants under our 2010 Equity Incentive Plan (the “2010 Plan”). During the quarterly period ended June 30, 2016, we issued to our employees and consultants an aggregate of 59,654 shares of our common stock at exercise prices ranging from $1.08 to $8.28 pursuant to exercises of options granted under our 2010 Plan, 22,080 shares of our common stock at exercise prices ranging from $0.60 to $2.40 pursuant to exercises of options granted under our 2000 Stock Plan, and issued and sold 6,162 shares of Series 2 preferred stock to accredited investors upon exercise of warrants at an exercise price of $9.32 per share for aggregate proceeds of $57,430.

These transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about Impinj.

Use of Proceeds

On July 20, 2016, our registration statement on Form S-1 (Nos. 333- 333-211779 and 333-212607) was declared effective for our initial public offering and on July 26, 2016, we consummated the initial public offering consisting of 5,520,000 shares of our common stock at a public offering price of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The lead underwriters in the offering were RBC Capital Markets, LLC, Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., Piper Jaffray & Co., Needham & Company, LLC and Canaccord Genuity Inc.  Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated. As a result of the offering, we received total net proceeds of approximately $69.2 million, after deducting total expenses of approximately $8.1 million, consisting of underwriting discounts and commissions of $5.4 million and offering related expenses of approximately $2.7 million. On July 26, 2016, we repaid the principal and accrued interest on the $5.0 million term loan with mezzanine credit facility and expensed unamortized debt discounts and issuance costs of $109,000. In July 2016, we repaid $13.0 million of revolver borrowings under the senior credit facility. No payments for such expenses were made directly or indirectly to (1) any officers or directors or their associates, (2) any persons owning 10% or more of any class equity securities, or (3) any of our affiliates.

Item 6.	Exhibits

See the Exhibit Index on the page immediately following the signature page to this report on Form 10-Q for a list of the exhibits filed as part of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: September 2, 2016	By:	/s/ Evan Fein
Evan Fein Chief Financial Officer (principal financial and accounting officer and duly authorized signatory)

Item 6.	Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation				X

3.2	Amended and Restated Bylaws	S-1/A	07/11/2016	3.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Impinj, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.