Form 10-Q
period 2016-09-30
IMPINJ INC
filed 2016-11-07
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2016, the registrant had 18,783,907 shares of common stock, $0.001 par value per share, outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$47,935	$10,121
Short-term investments	14,063	—
Accounts receivable, net	17,531	12,889
Inventory	20,486	11,837
Prepaid expenses and other current assets	1,628	1,095
Total current assets	101,643	35,942
Property and equipment, net	13,303	12,351
Other non-current assets	—	637
Goodwill	3,881	3,881
Other intangible assets, net	—	37
Total assets	$118,827	$52,848
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$3,540	$3,182
Accrued compensation and employee related benefits	5,374	4,038
Accrued liabilities	4,337	2,895
Current portion of long-term debt	1,419	5,227
Current portion of capital lease obligations	1,103	1,190
Current portion of deferred rent	227	258
Current portion of deferred revenue	413	684
Total current liabilities	16,413	17,474
Long-term debt, net of current portion	9,991	10,683
Capital lease obligations, net of current portion	1,842	2,526
Long-term liabilities—other	747	678
Warrant liability	—	2,865
Deferred rent, net of current portion	5,094	4,984
Deferred revenue, net of current portion	954	710
Total liabilities	35,041	39,920
Commitment and contingencies
Redeemable convertible preferred stock, $0.001 par value
Series 1: none authorized and issued at September 30, 2016; 5,334 shares authorized, issued and outstanding at December 31, 2015	—	60,184
Series 2: none authorized and issued at September 30, 2016; 2,979 shares authorized and 2,557 shares issued and outstanding at December 31, 2015	—	37,779
Total redeemable convertible preferred stock	—	97,963
Stockholders' equity (deficit):
Common stock, $0.001 par value, 495,000 shares authorized; 18,780 and 4,382 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	18	4
Additional paid-in capital	271,074	100,276
Accumulated deficit	(187,306)	(185,315)
Total stockholders' equity (deficit)	83,786	(85,035)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$118,827	$52,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$30,889	$20,299	$78,302	$55,165
Development, service and licensing revenue	124	365	330	687
Total revenue	31,013	20,664	78,632	55,852
Cost of revenue:
Cost of product revenue	14,574	9,988	37,408	26,889
Cost of development, service and licensing revenue	64	60	159	156
Total cost of revenue	14,638	10,048	37,567	27,045
Gross profit	16,375	10,616	41,065	28,807
Operating expenses:
Research and development	6,622	4,304	17,782	12,488
Sales and marketing	5,584	3,772	15,902	10,151
General and administrative	3,356	1,938	8,214	5,089
Total operating expenses	15,562	10,014	41,898	27,728
Income (loss) from operations	813	602	(833)	1,079
Interest income (expense) and other income (expense), net
Interest expense	(345)	(297)	(1,322)	(742)
Interest income and other income (expense), net	383	(263)	477	(177)
Total interest income (expense) and other income (expense), net	38	(560)	(845)	(919)
Income (loss) before tax expense	851	42	(1,678)	160
Income tax expense	(43)	(29)	(98)	(78)
Net income (loss)	$808	$13	$(1,776)	$82
Less: Accretion of preferred stock	(608)	(2,826)	(6,258)	(8,476)
Net income (loss) attributable to common stockholders — basic and diluted	$200	$(2,813)	$(8,034)	$(8,394)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.01	$(0.72)	$(1.01)	$(2.20)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	15,318	3,904	7,991	3,813
Diluted	16,859	3,904	7,991	3,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income (loss)	$(1,776)	$82
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,143	1,282
Amortization and write-off of debt issuance costs	220	96
Revaluation of warrant liability	(559)	177
Stock-based compensation	1,417	885
Changes in operating assets and liabilities:
Accounts receivable	(4,617)	(2,703)
Inventory	(8,649)	(4,254)
Prepaid expenses and other assets	(479)	(218)
Deferred revenue	(27)	(318)
Deferred rent	79	(510)
Accounts payable	377	217
Accrued compensation and benefits	1,118	1,285
Accrued liabilities	1,254	165
Net cash provided by (used in) operating activities	(9,499)	(3,814)
Investing activities:
Purchases of investments	(14,116)	—
Purchases of property and equipment	(2,327)	(2,639)
Net cash used in investing activities	(16,443)	(2,639)
Financing activities:
Proceeds from initial public offering, net of offering costs	68,808	—
Payments on capital lease financing obligations	(954)	(550)
Payments on term loans	(65,233)	(2,040)
Proceeds from term loans	60,517	12,021
Proceeds from issuance of common stock upon exercise of stock options	556	344
Proceeds from issuance of preferred stock upon exercise of warrants	62	—
Payments of deferred offering costs	—	(59)
Net cash provided by (used in) financing activities	63,756	9,716
Net increase (decrease) in cash and cash equivalents	37,814	3,263
Cash and cash equivalents
Beginning of period	10,121	6,939
End of period	$47,935	$10,202

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2015 included our prospectus filed with the SEC on pursuant to Rule 424(b) under the Securities Act of 1933 on July 21, 2016. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position as of September 30, 2016, our results of operations for the three and nine month periods ended September 30, 2016 and 2015, and our cash flows for the nine month periods ended September 30, 2016 and 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other future period. We had no material components of other comprehensive income (loss) during any of the periods presented, as such, a separate consolidated statement of comprehensive income (loss) is not presented.

Initial Public Offering

On July 26, 2016, we closed our initial public offering of 5,520,000 shares of common stock at an initial price to the public of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $68.5 million after deducting underwriting discounts and commissions and offering costs. Upon the effectiveness of the registration statement related to the initial public offering on July 20, 2016, all of our outstanding shares of redeemable convertible preferred stock and outstanding preferred stock warrants, which automatically net exercised, converted into 8,522,837 shares and 56,409 shares, respectively, of common stock. The related carrying value of the redeemable convertible preferred stock and warrants of $104.2 million and $2.3 million, respectively, were reclassified to common stock and additional paid-in capital.

Reverse Stock Split

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

Reclassifications

In the consolidated statements of operations, certain prior year amounts have been reclassified to conform to the current year presentation. During the three and nine months ended September 30, 2015, respectively, cost of product revenue increased $26,000 and $72,000, research and development expenses increased $115,000 and $324,000, sales and marketing expenses increased $48,000 and $134,000 and general and administrative expenses decreased $189,000 and $530,000. There was no change to the net income as a result of the reclassification.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs related to our initial public offering, are capitalized. The deferred offering costs were offset against proceeds upon the closing of the offering. These costs of approximately $3.4 million were deferred through the completion of the initial public offering and, upon the closing date of July 26, 2016, were reclassified to additional paid-in capital as a reduction of the proceeds.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board, or FASB, issued guidance on the measurement of credit losses on financial instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, replacing the existing incurred loss impairment model. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We elected to early adopt this new guidance in the third quarter of fiscal year 2016. The primary impact of adoption was that we changed the manner in which we account for forfeitures. We now account for forfeitures as they occur, rather than an estimate of expected forfeitures, resulting in the recognition of a net cumulative effect adjustment of $215,000 as an increase to our accumulated deficit as of July 1, 2016. The adoption had no other material impact to any periods presented on our consolidated financial statements.

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

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$1,839	$852
Work-in-process	5,543	3,269
Finished goods	13,104	7,716
Total Inventory	$20,486	$11,837

We manufacture products with a third-party manufacturer under recurring one year agreements. We were committed to purchase $16.5 million of inventory as of September 30, 2016.

Note 4. Stock-Based Compensation

The following table summarizes option award activity under our equity incentive plans for the nine months ended September 30, 2016 (in thousands, except per share data):

	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2015	1,896	$3.72	$7.77	$8,666
Granted	582	19.62
Exercised	(168)	3.30
Forfeited or Cancelled	(73)	5.64
Outstanding at September 30, 2016	2,237	7.84	7.79	66,175
Vested and exercisable at September 30, 2016	1,022	$2.48	$6.24	$35,704

 The following table summarizes unvested shares of common stock activity for the nine months ended September 30, 2016 (in thousands, except per share data):

	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2015	136	$1.76
Issued	58	5.33
Vested	(54)	1.70
Outstanding at September 30, 2016	140	3.26

As of September 30, 2016, there was a total of $7.0 million in unrecognized compensation cost related to unvested stock options.

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$28	$5	$39	$26
Research and development expense	282	57	416	241
Sales and marketing expense	343	190	754	507
General and administrative expense	102	33	208	111
Total stock-based compensation expense	755	285	1,417	885

Note 5. Net Income (Loss) Per Share Attributable to Common Stockholders

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$808	$13	$(1,776)	$82
Less: Accretion of preferred stock	(608)	(2,826)	(6,258)	(8,476)
Net income (loss) attributable to common stockholders — basic and diluted	$200	$(2,813)	$(8,034)	$(8,394)

Denominator:
Weighted-average common shares outstanding	15,460	4,065	8,117	3,997
Weighted-average unvested shares of common stock subject to repurchase	(142)	(161)	(126)	(184)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — basic	15,318	3,904	7,991	3,813
Effects of potentially dilutive securities:
Weighted-average unvested shares of common stock subject to repurchase	141	—	—	—
Stock options	1,400	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — diluted	16,859	3,904	7,991	3,813

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.72)	$(1.01)	$(2.20)
Diluted	$0.01	$(0.72)	$(1.01)	$(2.20)

For the periods presented, the following outstanding options, warrants and shares of preferred stock were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock	—	7,885	—	7,885
Common stock warrants	—	25	—	25
Redeemable convertible preferred stock warrants	—	264	—	264
Unvested shares of common stock subject to repurchase	—	154	141	154
Stock options	35	2,158	2,272	2,158

Note 6. Debt Facilities

Senior Credit Facility

We have a loan and security agreement, which we refer to as our senior credit facility, with Silicon Valley Bank. The senior credit facility provides for (1) a $10.5 million aggregate principal amount of outstanding term borrowings, (2) revolver borrowings up to the lesser of $15.0 million and a borrowing base tied to the amount of our eligible accounts receivable and inventory, (3) a $5.0 million sublimit under the revolver for the issuance of standby letters of credit and (4) a $2.0 million equipment term-loan facility.

Interest on term borrowings accrues at a floating rate equal to the lender’s prime rate plus 2.25% during a one year interest-only period and at a floating rate equal to the lender’s prime rate plus 1.75% after expiration of the interest-only period (5.75% at September 30, 2016). Beginning in September 2017, we must begin paying 36 equal monthly installments of principal, plus accrued and unpaid interest. All outstanding principal and accrued and unpaid interest on the term borrowings is due and payable in May 2020. We may at our option prepay the outstanding term loan balance by paying the lender all principal and accrued and unpaid interest, plus a prepayment fee equal to $210,000 if the term-loan is prepaid on or prior to the first anniversary of the May 2016 amendment, and $105,000 if the term loan is prepaid after the first anniversary but on or prior to the second anniversary of the May 2016 amendment. At September 30, 2016, we had $10.5 million of term loan borrowings outstanding.

Interest on revolver borrowings is payable monthly and accrues at a floating rate equal to the lender’s prime rate plus 2.25% at all times when our cash held at the bank plus the amount available to borrow on the revolver is less than or equal to $8.5 million, and 1.75% when our cash held at the bank plus the amount available to borrow on the revolver is greater than $8.5 million for a period of at least 60 consecutive days (5.25% at September 30, 2016). The maturity date of the revolver is December 2017. At September 30, 2016, we had no revolver borrowings outstanding.

Equipment loans are available for borrowing for one year following the May 2016 amendment date and mature in May 2020. Equipment loans are repaid in 36 equal monthly installments of principal, plus accrued and unpaid interest, following each borrowing and accrue interest at a floating rate equal to the lender’s prime rate plus 1.75% (5.25% at September 30, 2016). We may at our option prepay the outstanding equipment loan balance by paying the lender all outstanding principal and accrued and unpaid interest plus a prepayment fee equal to 2.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was borrowed, and 1.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid after the first anniversary of the date such equipment loan was borrowed. At September 30, 2016, we had $1.1 million equipment loan borrowings outstanding.

At September 30, 2016, $11.6 million of term loan, revolver and equipment loan borrowings were outstanding, excluding unamortized debt issuance costs of $172,000. The weighted average interest rate on these facilities was 5.7% at September 30, 2016. Scheduled principal maturities as of September 30, 2016 were as follows (in thousands):

2016	$90
2017	2,402
2018	3,861
2019	3,770
2020	1,459
$11,582

The senior credit facility contains customary conditions to borrowing and affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, grant liens on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. The senior credit facility also requires us to maintain a minimum tangible net worth and liquidity ratio. We were in compliance with all covenants under our senior credit facility as of December 31, 2015 and September 30, 2016. Substantially all of our assets other than intellectual property are pledged as collateral under the senior credit facility.

Mezzanine Credit Facility

We had a mezzanine loan and security agreement, which we referred to as our mezzanine credit facility, with SG Enterprises II, LLC, which provided for a $5.0 million term loan which was drawn in September 2015. Interest on the term loan accrued at a fixed per-year rate equal to 18.0% and was payable monthly. On July 26, 2016, we repaid without premium or penalty the principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and wrote-off unamortized debt discounts and issuance costs of $109,000.

Note 7. Fair Value Measurements

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

Our assessment of the significance of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

Investments — Our investments consist of fixed income securities, which include U.S. government agency securities and corporate notes and bonds. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Long-term Debt — The fair values of our long-term debt approximates carrying value based on the borrowing rates currently available to us for loans with similar terms using level 2 inputs.

Convertible Preferred Stock Warrants — Our convertible preferred stock contained redemption provisions and therefore our warrants issued to purchase such Series 2 redeemable convertible preferred stock were classified as liabilities and recorded at fair value. These preferred stock warrants were subject to remeasurement at each consolidated balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Upon the effectiveness of the registration statement related to the initial public offering on July 20, 2016, all of our outstanding warrants automatically converted into shares of common stock. Our Series 2 redeemable convertible preferred stock warrant liabilities were categorized as Level 3 because they were valued based on unobservable inputs and our judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands), all such balances as of December 31, 2015 were $0:

	September 30, 2016
	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,883	$—	$—
Short-term investments:
U.S. government agency securities	—	5,006	—
Corporate notes and bonds	—	9,057	—
Total assets measured at fair value	$35,883	$14,063	$—

The following tables present the balances of liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands), all such balances as of September 30, 2016 were $0:

	December 31, 2015
	Level 1	Level 2	Level 3
Convertible preferred stock warrants	$—	$—	$2,865
Total liabilities measured at fair value	$—	$—	$2,865

The following table provides a roll-forward of the fair value of the preferred stock warrant liabilities categorized as Level 3 for the nine months ended September 30, 2016 (in thousands):

Balance at December 31, 2015	2,865
Remeasurement of convertible preferred stock warrants	(559)
Exercise of preferred stock warrants	(2,306)
Balance at September 30, 2016	$—

Note 8. Cash, Cash Equivalents and Investments

Our investments are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported, to the extent material, as a component of accumulated other comprehensive income in stockholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. We had no material components of other comprehensive income (loss) during any of the periods presented, as such, a separate consolidated statement of comprehensive income (loss) is not presented.

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of our cash and cash equivalents and available-for-sale investments as of the dates presented (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$12,052	$—	$—	$12,052
Cash equivalents:
Money market funds	35,883	—	—	35,883
Short-term investments:
U.S. government agency securities	5,005	1	—	5,006
Corporate notes and bonds	9,062	2	(7)	9,057
Total assets measured at fair value	$62,002	$3	$(7)	$61,998

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,121	$—	$—	$10,121
Cash equivalents:
Money market funds	—	—	—	—
Short-term investments:
U.S. government agency securities	—	—	—	—
Corporate notes and bonds	—	—	—	—
Total assets measured at fair value	$10,121	$—	$—	$10,121

All our available-for-sale investments have contractual maturity dates due in one year or less as of September 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	our future financial performance, including our average selling prices and gross margins and future macroeconomic conditions;
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

Our platform comprises:

•	Endpoint ICs that attach to and uniquely identify items. We refer to an item and its attached endpoint IC as an endpoint;
•	Reader ICs that enable wireless, bidirectional communications with endpoint ICs;
•	Stationary and mobile readers that read, write, authenticate or otherwise engage endpoint ICs; gateways integrate stationary readers with scanning antennas to locate and track endpoints; and
•	Software that configures, manages and controls readers and gateways; aggregates and transforms data from endpoints; and delivers Item Intelligence to business and consumer applications.

We derive a substantial majority of our revenue from sales of our platform products. We also occasionally derive revenue from development agreements under which we develop customized products or services, or non-recurring engineering, or NRE, agreements.

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

Our total revenue has increased to $78.6 million for the nine months ended September 30, 2016 from $55.9 million for the nine months ended September 30, 2015 driven by increased demand for our products from new and existing customers across multiple industry verticals. Our net loss was $1.8 million for the nine months ended September 30, 2016 compared to net income of $82,000 for the nine months ended September 30, 2015. Our adjusted EBITDA was $2.7 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income, see “Results of Operations.”

Factors Affecting our Performance

Investing in Growth.  We have invested, and plan to continue to invest significant amounts in research and development activities to introduce new platform hardware and software products and enhance our platform integration.  We continue to invest in expanding our software deployment models and software functionalities as we promote our platform and the value it can deliver in a wide variety of use cases.  In addition, we are enhancing our gateway products to help drive gateways as the preferred connectivity devices for retail, healthcare and other industries, and developing next-generation endpoint and reader ICs.

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

Product Revenue

We derive substantially all of our product revenue from sales of endpoint ICs, reader ICs, readers and gateways and software. We sell our products through a broad network of distribution channel partners; many of these channel partners sell multiple Impinj products. We sell our endpoint ICs primarily to inlay manufacturers. We sell our reader ICs primarily to original equipment manufacturers, or OEMs, through distributors. We sell our readers and gateways to VARs and system integrators through distributors and are beginning to sell our software through these and other software-solution partners. As a result of our reliance on our channel partners, we may experience significant fluctuation in revenue on a quarterly basis, and we anticipate this fluctuation will characterize our business for the foreseeable future. Therefore, we focus on annual results as they are more relevant for planning and for evaluating our business. To gain full benefit from RAIN RFID and to gain the benefits of our integrated platform, end users must deploy multiple products. As a result, we evaluate our performance based primarily on total product revenue. Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries. If market adoption of RAIN technology and our platform products specifically, does not meet our expectations, our growth prospects and operating results will be adversely affected.

For our endpoint ICs and reader ICs, we generally recognize product revenue upon shipment because the relevant criteria for revenue recognition are met at that time. For our reader and gateway products, which are occasionally sold with other products and support, revenue is allocated to each separate deliverable on a relative fair-value basis and is generally recognized upon shipment or deferred and recognized ratably over the contract service period. We license our newly introduced software and expect modest revenue from it for the foreseeable future. We believe software revenue will grow over time, but it has not been material to date.

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

Cost of Revenue and Gross Margin

Cost of product revenue includes costs associated with manufacturing of our endpoint ICs, reader ICs, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. We outsource the manufacturing of our readers and gateways to a third-party contract manufacturer, and our costs for these devices are based on negotiated prices for finished goods. Cost of product revenue also includes charges for inventory write-downs, warranty costs and accrued losses on purchase commitments to third-party contract manufacturers. Our gross margins vary by product, with endpoint IC margins generally in-line with total gross margins, and other hardware and software product margins generally higher than total gross margins. As such, our total product gross margin varies from period to period as a function of product mix. In addition, if endpoint IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on product mix for the applicable period.

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

Interest Income (Expense) and Other Income (Expense), Net

Interest expense consists primarily of interest on our credit facilities and amortization of deferred financing fees associated with such facilities. Interest income and other income and expense, net consists primarily changes in the fair value of outstanding redeemable convertible preferred stock warrants and interest income earned on our cash, cash equivalents and short-term investments.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue:
Product revenue	$30,889	$20,299	$78,302	$55,165
Development, service and licensing revenue	124	365	330	687
Total revenue	31,013	20,664	78,632	55,852
Cost of revenue:
Cost of product revenue(1)	14,574	9,988	37,408	26,889
Cost of development, service and licensing revenue(1)	64	60	159	156
Total cost of revenue	14,638	10,048	37,567	27,045
Gross profit	16,375	10,616	41,065	28,807
Operating expenses:
Research and development(1)	6,622	4,304	17,782	12,488
Sales and marketing(1)	5,584	3,772	15,902	10,151
General and administrative(1)	3,356	1,938	8,214	5,089
Total operating expenses	15,562	10,014	41,898	27,728
Income (loss) from operations	813	602	(833)	1,079
Interest income (expense) and other income (expense), net	38	(560)	(845)	(919)
Income (loss) before tax expense	851	42	(1,678)	160
Income tax expense	(43)	(29)	(98)	(78)
Net income (loss)	$808	$13	$(1,776)	$82
Net income (loss) attributable to common stockholders — basic and diluted	$200	$(2,813)	$(8,034)	$(8,394)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.01	$(0.72)	$(1.01)	$(2.20)
Weighted-average shares outstanding:
Basic	15,318	3,904	7,991	3,813
Diluted	16,859	3,904	7,991	3,813
Other Financial Data:
Adjusted EBITDA(2)	$2,227	$1,330	$2,727	$3,246

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Revenue:
Product revenue	99.6%	98.2%	99.6%	98.8%
Development, service and licensing revenue	0.4	1.8	0.4	1.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	47.0	48.3	47.6	48.1
Cost of development, service and licensing revenue	0.2	0.3	0.2	0.3
Total cost of revenue	47.2	48.6	47.8	48.4
Gross profit	52.8	51.4	52.2	51.6
Operating expenses:
Research and development	21.4	20.8	22.6	22.4
Sales and marketing	18.0	18.3	20.2	18.2
General and administrative	10.8	9.4	10.4	9.1
Total operating expenses	50.2	48.5	53.3	49.6
Income (loss) from operations	2.6	2.9	(1.1)	1.9
Interest income (expense) and other, net	0.1	(2.7)	(1.1)	(1.6)
Income (loss) before tax expense	2.7	0.2	(2.1)	0.3
Income tax expense	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss)	2.6%	0.1%	(2.3)%	0.1%

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Cost of revenue	$28	$5	$39	$26
Research and development expense	282	57	416	241
Sales and marketing expense	343	190	754	507
General and administrative expense	102	33	208	111
Total stock-based compensation expense	$755	$285	$1,417	$885

(2)

We have disclosed Adjusted EBITDA within this report because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, excluding certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, as Adjusted EBITDA does not: (1) reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) reflect changes in, or cash requirements for, our working capital needs; (3) consider the potentially dilutive impact of share-based compensation; (4) reflect cash capital expenditure requirements for replacement of assets being depreciated and amortized on a non-cash basis; (5) reflect interest expense, interest income, other income or income taxes; (6) or for new capital expenditure requirements. In addition, other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Net income (loss)	$808	$13	$(1,776)	$82
Interest income (expense) and other income (expense), net	(38)	560	845	919
Income tax expense	43	29	98	78
Depreciation and amortization	659	443	2,143	1,282
Stock-based compensation	755	285	1,417	885
Adjusted EBITDA	$2,227	$1,330	$2,727	$3,246

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Product revenue	$30,889	$20,299	52.2%
Development, service and licensing revenue	124	365	(66.0)
Total revenue	$31,013	$20,664	50.1

Both total revenue and product revenue increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily driven by increased demand for our endpoint ICs. Over 85% of the $10.6 million increase in product revenue was attributable to increased shipment volumes of our Monza R6 product family; partially offset by a modest decrease in average selling prices for our endpoint ICs.  Reader and gateway shipment volumes increased by 14%. This increase was partially offset by a decrease in average selling prices due to volume pricing discounts for readers and gateways.

Gross Profit

	Three Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Product gross profit	$16,315	$10,311	58.2%
Development, service and licensing revenue gross profit	60	305	(80.3)
Total gross profit	$16,375	$10,616	54.2
Product gross margin	52.8%	50.8%
Development, service and licensing revenue gross margin	48.4	83.6
Total gross margin	52.8	51.4

Product gross profit increased $6.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily attributable to increased shipment volumes of our Monza R6 product family described above. Product gross margin increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by the modest decreases in average selling prices for endpoint ICs and readers and gateways.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Research and development	$6,622	$4,304	53.9%

Research and development expense increased $2.3 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to increases of $1.4 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $721,000 in allocated rent, utilities and depreciation and $162,000 in contract design services.

Sales and Marketing

	Three Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Sales and marketing	$5,584	$3,772	48.0%

Sales and marketing expense increased $1.8 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to increases of $1.5 million in personnel costs due primarily to significant growth in the size of our sales team and $140,000 in allocated rent, utilities and depreciation and $134,000 in marketing and advertising costs.

General and Administrative

	Three Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
General and administrative	$3,356	$1,938	73.2%

General and administrative expense increased $1.4 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to increases of $547,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $347,000 in rent, utilities and depreciation associated with new facilities and $490,000 in professional services.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Interest expense	$(345)	$(297)	16.2%
Interest income and other income (expense), net	383	(263)	(245.6)

Interest expense increased $48,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to higher outstanding borrowings in 2016 under our mezzanine credit facility which carried an interest rate of 18%. Interest income and other income (expense), net moved from expense to income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to decreases of $715,000 in changes in the fair value of outstanding convertible preferred stock warrants, partially offset by a $109,000 write-off of unamortized debt issuance costs.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Product revenue	$78,302	$55,165	41.9%
Development, service and licensing revenue	330	687	(52.0)
Total revenue	$78,632	$55,852	40.8

Both total revenue and product revenue increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily driven by increased demand for our endpoint ICs from new and existing customers across multiple industry verticals. Over 80% of the $23.1 million increase in product revenue was attributable to increased shipment volumes of our Monza R6 product family; partially offset by a modest decrease in average selling prices for our endpoint ICs. Reader and gateway shipment volumes increased by 18%. This increase was partially offset by a decrease in average selling prices due to volume pricing discounts for readers and gateways.

Gross Profit

	Nine Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Product gross profit	$40,894	$28,276	44.6%
Development, service and licensing revenue gross profit	171	531	(67.8)
Total gross profit	$41,065	$28,807	42.6
Product gross margin	52.2%	51.3%
Development, service and licensing revenue gross margin	51.8	77.3
Total gross margin	52.2	51.6

Product gross profit increased $12.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily attributable to increased shipment volumes of our Monza R6 product family described above. Product gross margin increased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by the modest decreases in average selling prices for endpoint ICs and readers and gateways.

Operating Expenses

Research and Development

	Nine Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Research and development	$17,782	$12,488	42.4%

Research and development expense increased $5.3 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increases of $3.0 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $2.0 million in allocated rent, utilities and depreciation and $227,000 in contract design services.

Sales and Marketing

	Nine Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Sales and marketing	$15,902	$10,151	56.7%

Sales and marketing expense increased $5.8 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increased personnel costs of $4.6 million primarily related to significant growth in the size of our sales team. Additionally, sales and marketing expenses increased by $503,000 in allocated rent, utilities and depreciation, $272,000 in sales related travel expenses and $285,000 in marketing and advertising costs.

General and Administrative

	Nine Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
General and administrative	$8,214	$5,089	61.4%

General and administrative expense increased $3.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increases of $1.3 million in personnel costs driven primarily by growth in headcount in shared corporate services, $901,000 in rent, utilities and depreciation and $992,000 in professional services.

Interest Income (Expense) and Other Income (Expense), Net

	Nine Months Ended
	September 30,
	2016	2015	% Change
	(in thousands, unaudited)
Interest expense	$(1,322)	$(742)	(78.2)%
Interest income and other income (expense), net	$477	$(177)	(369.5)

Interest expense increased $580,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to higher outstanding borrowings in 2016 under our mezzanine credit facility which carried an interest rate of 18%. Interest income and other income (expense), net moved from expense to income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to decreases of $737,000 in changes in the fair value of outstanding convertible preferred stock warrants, partially offset by a $109,000 write-off of unamortized debt issuance costs.

Liquidity and Capital Resources

On July 26, 2016, we closed our initial public offering of 5,520,000 shares of common stock at an initial price to the public of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $68.5 million after deducting underwriting discounts and commissions and offering costs. Using a portion of the proceeds from the offering, we repaid the principal and accrued interest of the borrowings incurred pursuant to the mezzanine credit facility.

As of September 30, 2016, we had cash and cash equivalents of $47.9 million, consisting of cash deposits held at major financial institutions, and working capital of $85.2 million. Historically, we funded our operations principally through the issuance of equity securities or the incurrence of debt. In 2016, our principal uses of cash were funding operations to generate revenue growth, debt service payments, and capital expenditures. We intend to continue investing in the growth of our business, and there is no assurance that we will be able to consistently fund our business out of operating cash flows in the future.

We believe, based on our current operating plan, that our existing cash and cash equivalents, short-term investments and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Senior Credit Facility

We have a loan and security agreement, which we refer to as our senior credit facility, with Silicon Valley Bank. The senior credit facility provides for (1) a $10.5 million aggregate principal amount of outstanding term borrowings, (2) revolver borrowings up to the lesser of $15.0 million and a borrowing base tied to the amount of our eligible accounts receivable and inventory, (3) a $5.0 million sublimit under the revolver for the issuance of standby letters of credit and (4) a new equipment term-loan facility of up to $2.0 million.

Interest on term borrowings accrues at a floating rate equal to the lender’s prime rate plus 2.25% during a one year interest-only period and at a floating rate equal to the lender’s prime rate plus 1.75% after expiration of the interest only period (5.75% at

September 30, 2016). Beginning in June 2017, we must begin paying 36 equal monthly installments of principal, plus accrued and unpaid interest. All outstanding principal and accrued and unpaid interest on the term borrowings is due and payable in May 2020. We may at our option prepay the outstanding term loan balance by paying the lender all principal and accrued and unpaid interest, plus a prepayment fee equal to $210,000 if the term loan is prepaid on or prior to the first anniversary of the May 2016 amendment, and $105,000 if the term loan is prepaid after the first anniversary but on or prior to the second anniversary of the May 2016 amendment. At September 30, 2016, we had $10.5 million term loan borrowings outstanding.

Interest on revolver borrowings is payable monthly and accrues at a floating rate equal to the lender’s prime rate plus 2.25% at all times when our cash held at the bank plus the amount available to borrow on the revolver is less than or equal to $8.5 million, and 1.75% when our cash held at the bank plus the amount available to borrow on the revolver is greater than $8.5 million for a period of at least 60 consecutive days (5.25% at September 30, 2016).   At September 30, 2016, we had no revolver borrowings outstanding.

Equipment loans are available for borrowing for one year following the May 2016 amendment date and mature in May 2020. Equipment loans are repaid in 36 equal monthly installments of principal, plus accrued and unpaid interest, following each borrowing and accrue interest at a floating rate equal to the lender’s prime rate plus 1.75% (5.25% at September 30, 2016). We may at our option prepay the outstanding equipment loan balance by paying the lender all outstanding principal and accrued and unpaid interest plus a prepayment fee equal to 2.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was borrowed, and 1.00% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid after the first anniversary of the date such equipment loan was borrowed. At September 30, 2016, we had $1.1 million equipment loan borrowings outstanding.

The senior credit facility contains customary conditions to borrowing and affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, grant liens on our assets, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. The senior credit facility also requires us to maintain a minimum tangible net worth and liquidity ratio. We were in compliance with all covenants under our senior credit facility as of December 31, 2015 and September 30, 2016. Substantially all of our assets other than intellectual property are pledged as collateral under the senior credit facility.

Mezzanine Credit Facility

We had a mezzanine loan and security agreement, which we refer to as our mezzanine credit facility, with SG Enterprises II, LLC, which provided for a $5.0 million term loan which was drawn in September 2015. Interest on the term loan was payable monthly and accrued at a fixed per annum rate equal to 18.0%. At December 31, 2015 we had $5.0 million of outstanding indebtedness under the mezzanine credit facility. On July 26, 2016, we repaid the principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and expensed unamortized debt discounts and issuance costs of $109,000.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$(9,499)	$(3,814)
Net cash used in investing activities	(16,443)	(2,639)
Net cash provided by (used in) financing activities	63,756	9,716

Operating Cash Flows

Net cash used in operating activities in the nine months ended September 30, 2016 consisted of a $3.2 million net impact of non-cash items and a $2.8 million net increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. These benefits were offset by cash uses consisting of $1.8 million in net loss, a $4.6 million increase in accounts receivable, a $8.6 million increase in inventory as product was purchased in advance of sales to ensure supply and a $479,000 increase in prepaid expenses and other assets.

Net cash used in operating activities in the nine months ended September 30, 2015 consisted of net income of $82,000, a $2.4 million impact of non-cash items and a $1.7 million increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. These benefits were offset by cash uses consisting of a $2.7 million increase in accounts receivable, a $4.3 million increase in inventory, a $318,000 decrease in deferred revenue, a $510,000 decrease in deferred rent and a $218,000 increase in prepaid expenses and other assets.

Investing Cash Flows

Net cash used in investing activities in the nine months ended September 30, 2016 consisted of purchases of investments and equipment of $14.1 million and $2.3 million, respectively.

Net cash used in investing activities in the nine months ended September 30, 2015 consisted of purchases of equipment of $2.6 million.

Financing Cash Flows

Net cash provided by financing activities in the nine months ended September 30, 2016 consisted of proceeds from initial public offering of $68.8 million, net of offering costs of $8.8 million of which $322,000 were paid in 2015, proceeds from borrowings of $60.5 million and proceeds of $618,000 from the exercise of stock options and preferred stock warrants; offset by repayments of indebtedness of $65.2 million of principal under our senior credit facilities and payments of $954,000 for capital lease financing obligations.

Net cash provided by financing activities in the nine months ended September 30, 2015 consisted of proceeds from borrowings of $12.0 million and proceeds of $344,000 from the exercise of stock options; offset by repayments of indebtedness of $2.0 million of principal under our senior credit facility and payments of $550,000 for capital lease financing obligations.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 21, 2016. Our future significant contractual obligations as of March 31, 2016 were reported in our prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-211779), which prospectus was filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933 on July 21, 2016. As of September 30, 2016, there have been no material changes from the contractual commitments previously disclosed in the Registration Statement other than adjustments to our credit facilities, including repayment of a $5 million mezzanine credit facility, and increased inventory purchase commitments. See note 6 and note 3 of the notes to our consolidated financial statements for more details regarding our credit facilities and inventory purchase commitments, respectively.

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

Interest Rate Risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $47.9 million as of September 30, 2016 and $10.1 million as of December 31, 2015. We had short-term investments of $14.1 million as of September 30, 2016 and $0 as of December 31, 2015. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. Our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including U.S. government agencies, corporate bonds and commercial paper issued under the FDIC Temporary Liquidity Guarantee Program and money market funds. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term marketable securities. Declines in interest rates, however, would reduce future investment income. A 100 basis-point decline in interest rates, occurring January 1, 2015 and sustained throughout the period ended December 31, 2015, would not have been material.

We are subject to interest-rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of September 30, 2016, our borrowings under our senior credit facility had a blended rate of 5.7%. Assuming the revolver borrowings under the credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring October 1, 2016 and sustained throughout the period ended September 30, 2017, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $275,000.

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

Foreign Currency Exchange Risk

We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. As we do not maintain a significant balance of foreign currency, we do not believe an immediate 10% increase or decrease in foreign currency exchange rates relative to the U.S. dollar would have a material effect on our business, results of operations or financial condition. Prices for our products are denominated in U.S. dollars, and as a result, we do not face significant risk with respect to foreign currency exchange rates. However, as our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, a strong U.S. dollar relative to the local currencies of our international customers can potentially reduce demand for our products.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or Exchange Act.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Prospectus, our disclosure controls and procedures were not effective as of September 30, 2016.

Previously Reported Material Weakness

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. Also, in 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of September 30, 2016 this material weakness has not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

If retailers or other early adopters fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in July 2012, J.C. Penney Company, Inc. announced plans to connect every item in their stores by February 2013; however, they subsequently stopped the RAIN deployment after experiencing challenging financial results and a change in senior management. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and the Impinj Platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

We have a history of losses and only recently achieved profitability. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000 and only first became profitable in 2013. Although we had net income of $297,000 and $900,000 for 2014 and 2015, respectively, we had a net loss of $1.8 million for the nine months ended September 30, 2016 and an accumulated deficit of $187.3 million as of September 30, 2016. Our ability to increase or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

In addition, if endpoint IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on product mix for the applicable period. If research analysts or investors perceive such product mix shift negatively, the trading price of our common stock could be adversely affected.

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

A substantial portion of our operating expenses are fixed for the short-term, and as a result, fluctuations in revenue or unanticipated expenses can have a material and immediate impact on our profitability. The occurrence of any one of these risks could negatively affect our operating results in any particular period, which could cause the price of our common stock to decline.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra Technologies Corporation, Alien Technology Corporation, or Alien; in reader ICs, AMS AG and Phychips Inc.; and in endpoint ICs, NXP B.V., or NXP, and Alien. Our channel partners, including distributors, system integrators, VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows.  For example, in October 2016 Qualcomm announced it entered into a definitive agreement to acquire NXP. Qualcomm could use this acquisition as an entry point into the RAIN market.

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

We do not own or operate manufacturing facilities. Currently, all our endpoint ICs are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader ICs are manufactured by Tower Semiconductors Ltd., or TowerJazz; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Western Corporation. We also use subcontractors for post-processing, assembly and testing. We do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements.

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

Manufacturing capacity may not be available when we need it or at reasonable prices. For example, in 2010 we experienced significant shortages in endpoint IC delivery from TSMC relative to our submitted purchase orders because of high demand for foundry capacity in the semiconductor industry. Such shortages adversely affected our ability to meet our obligations to our customers and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. In response to any future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory.

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

A successful end-user RAIN deployment requires not only tags and readers or gateways, but integration with information systems and applications that derive business value from endpoint data. Unless technology providers continue developing and advancing business-analytics tools, and end users install or enhance their information systems and applications to use these tools, deployments of RAIN products and applications could stall. Our efforts to foster development and deployment of these tools by providing software that delivers Item Intelligence could fail. In addition, our guidance to business-analytics tool providers for integrating our products with their tools could prove ineffective.

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

We sell our endpoint ICs direct, primarily to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2015, sales to Avery Dennison Corporation, or Avery, Shang Yang RFID Technology Yangzhou Co. Ltd., or Shang Yang, and Smartrac NV, or Smartrac, accounted for 23%, 22% and 20% of our endpoint IC revenue, and 16%, 15% and 14% of our total revenue, respectively. We sell our reader ICs primarily through distribution to reader OEMs and ODMs. In 2015, distributor sell-thru to our top two reader IC partners each accounted for 23% of our reader IC revenue, but neither accounted for more than 10% of our total revenue. We sell our readers and gateways primarily through distribution to VARs and SIs. In 2015, we had one distributor, BlueStar, Inc., that accounted for 39% of our readers and gateway revenue and 10% of our total revenue, but no end-customer accounted for more than 10% of our total revenue.  We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally. Although our strategy is to diversify our channel-partner base by pursuing increased orders from smaller partners, add new partners, and increase end-user pull for our products from their diverse customer base, we cannot assure you we will succeed in doing so. The number of tag manufacturers may decrease by consolidation or otherwise. Even if we are successful in obtaining and retaining new channel partners, our small number of existing large tag manufacturers, reader and gateway OEMs and distributors may continue to account for a substantial portion of our future sales. Changes in markets, channel partners, end-user customers, products, negative economic or financial developments, or poor or limited credit availability may adversely affect the ability of our tag manufacturers, reader and gateway OEMs and distributors to bring our products to market.

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

We cannot assure you that we will be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. A majority of our revenue is generated by sales of our endpoint ICs, which have lower gross margins than our other products, and we expect endpoint IC revenue to increase as a percentage of our total revenue over time. If endpoint IC revenue continues to grow relative to our other products, our company-wide gross margin will decline. NRE developments generally also have a higher margin than endpoint ICs, and their impact on our gross margin may vary. For example, in the second half of 2013 and first half of 2014 we generated a substantially larger percentage of our revenue from NRE engagements, which resulted in a higher gross margin for such periods. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. In addition, the continued adoption of our endpoint ICs derives in part from our ability to sell our reader ICs, readers and gateways. We are particularly vulnerable to fluctuations in demand for our endpoint ICs, and if demand for them declines, our business and operating results will be adversely affected.

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

We may experience quality problems with our products combined with or incorporated into products from other vendors, such as tags produced by our tag manufacturers using our endpoint ICs, readers or gateways assembled by OEMs using our reader ICs. We may have difficulty identifying and correcting the source of problems when third parties are combining, incorporating or assembling our products.

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

In addition to concerns over privacy or theft, it may be possible for those with malicious intent to misuse RAIN in ways that actually facilitate theft or damage the public trust, such as by changing the EPC on a narcotic to misrepresent it as an over-the-counter product. It may even be possible to embed computer viruses or other malicious code into endpoint ICs so that by reading endpoint IC memory, the malicious code can be inserted into end-user systems. If a breach occurs, our customers could be the target of regulatory actions or private lawsuits. In such cases, a customer might allege that our products did not function as promised and may sue us for breach of contract, breach of warranty, negligence or another cause of action. Additionally, if our customers’ security measures are breached, even if through means beyond our control, our reputation may be damaged, we may be subject to litigation and our business and prospects could suffer. Moreover, concerns about security and privacy risks, even if unfounded, could damage our reputation and operating results and could delay the development of the overall RAIN industry. Security breaches could expose us to litigation and possible liability. Even if our products meet new standards or regulations, if our security measures are breached as a result of third-party action, our error or criminal act or otherwise, and, as a result, someone obtains unauthorized access to customer or end-user data, our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability.

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

Sales of some of our products enable our channel partners to develop their own products that compete with other of our products. For example, sales of our reader ICs allow ODMs and technology companies to build and sell readers and gateways that compete with our products. Similarly, sales of our readers and gateways allow our channel partners to build and sell xPortal- or xArray-like products that compete with our xPortal or xArray. We even see cannibalization within our own product line—for example, our xArray sometimes competes with our xPortal. In the future, we may see one product line expand at the expense of another, or we may be asked by channel partners to disadvantage or divest a product line. We cannot predict whether we can manage such conflicts in the future, or retain channel partners despite conflicts. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

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

We have only very recently begun operating as a public company. Most of our management team, including our chief executive officer and chief financial officer, have never managed a publicly traded company and have little to no experience complying with the increasingly complex and changing laws pertaining to public companies. Our entire management team as well as other company personnel will need to devote substantial time to compliance, and may not effectively or efficiently manage our maturation as a public company. We have and will incur significant legal, accounting and other expenses that we did not incur as a private company.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. Also, in 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of September 30, 2016 this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. The senior credit facility provides for (1) a $10.5 million aggregate principal amount of outstanding term borrowings, (2) revolver borrowings up to the lesser of $15.0 million and a borrowing base tied to the amount of our eligible accounts receivable and inventory, (3) a $5.0 million sublimit under the revolver for the issuance of standby letters of credit and (4) a $2.0 million equipment term-loan facility. At September 30, 2016, we had no revolver borrowings outstanding and $1.1 million equipment loan borrowings outstanding.

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

An earthquake, fire, flood or other natural or manmade disaster could disable our facilities, disrupt operations, or cause catastrophic losses. We have facilities in areas with a known history of seismic activity, such as our headquarters in Seattle, Washington. We also have facilities in areas with a known history of flooding, such as our office in Shanghai, China. We have a wafer testing and dicing subcontractor in Thailand, a region with a known, and quite recent, history of flooding. A loss at or of any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses to repair or replace the facility. As a specific example, in 2011 and 2012 floods in Thailand disrupted our subcontractor’s facility for approximately six months. During that time, we relied on a secondary subcontractor that had longer lead times for, and decreased yield of, our endpoint IC wafers. We do not carry insurance policies that cover potential losses caused by earthquakes, floods or other disasters.

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

We are subject to SEC rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price.

As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose and report whether our solutions contain conflict minerals. The rule requires us to submit forms and reports to the SEC by May 31, 2019 and annually thereafter to disclose our determinations and due-diligence measures regarding conflict minerals. Although we do not directly purchase conflict minerals, tracing the minerals our suppliers use back to country of origin is a complex task that requires us to, among other things, survey our supply chain to understand what programs our suppliers have for tracing the source of minerals used in products supplied to us and ensure these suppliers have performed reasonable due diligence. We have not determined how many or, if any, of our suppliers use conflict minerals. In addition to the increased administrative expense required to comply with these requirements, some of our customers are also subject to this rule, and we have been and will continue to be asked as part of their supply chain to comply with their requirements as part of their compliance with the rule. Moreover, we may face a limited pool of suppliers who can provide “conflict-free” products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations. We may be required to disclose our products as not being “conflict free,” which could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

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

Our stock price could decline as a result of sales of a large number of shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of September 30, 2016, the resale of 13,260,329 shares, or 70.6% of our outstanding shares as of September 30, 2016,  is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning January 17, 2017.

As of September 30, 2016, holders of approximately 3,672,983 shares, or 19.6%, of our shares outstanding as of September 30, 2016, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Subsequent to us registering, the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to market standoff agreements entered into by our stockholders with us and the lock-up agreements entered into by our stockholders with the underwriters.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2016, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 41.7% of our capital stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

We have and will incur increased costs by being a public company.

As a public company, we have and will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have and will incur costs associated with recently adopted corporate governance requirements, including requirements of the SEC and The NASDAQ Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.

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

Unregistered Sales of Equity Securities

During the quarterly period ended September 30, 2016, we issued to our employees and consultants an aggregate of 54,893 shares of our common stock at exercise prices ranging from $1.08 to $18.41 pursuant to exercises of options granted under our 2010 Plan, 17,517 shares of our common stock at exercise prices ranging from $0.60 to $3.60 pursuant to exercises of options granted under our 2000 Stock Plan, issued and sold 845 shares of Series 2 preferred stock to accredited investors upon exercise of warrants at an exercise price of $9.32 per share for aggregate proceeds of $7,875 and issued and sold 179,017 shares of common stock to accredited investors upon net exercise of warrants at exercise prices of $2.52 and $9.32 per share.

These transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about Impinj.

Use of Proceeds

On July 20, 2016, our registration statement on Form S-1 (Nos. 333- 333-211779 and 333-212607) was declared effective for our initial public offering and on July 26, 2016, we consummated the initial public offering consisting of 5,520,000 shares of our common stock at a public offering price of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The lead underwriters in the offering were RBC Capital Markets, LLC, Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., Piper Jaffray & Co., Needham & Company, LLC and Canaccord Genuity Inc.  Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated. As a result of the offering, we received total net proceeds of $68.5 million, after deducting total expenses of approximately $8.8 million, consisting of underwriting discounts and commissions of $5.4 million and offering related expenses of $3.4 million. On July 26, 2016, we repaid the principal and accrued interest on the $5.0 million term loan with mezzanine credit facility and expensed unamortized debt discounts and issuance costs of $109,000. In July 2016, we repaid $13.0 million of revolver borrowings under the senior credit facility. No payments for such expenses were made directly or indirectly to (1) any officers or directors or their associates, (2) any persons owning 10% or more of any class equity securities, or (3) any of our affiliates.

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

Impinj, Inc.

Date: November 7, 2016	By:	/s/ Evan Fein
Evan Fein Chief Financial Officer (principal financial and accounting officer and duly authorized signatory)

Item 6.	Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number
Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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