Form 10-Q/A
period 2016-09-30
IMPINJ INC
filed 2016-11-15
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 11, 2016, the registrant had 18,783,907 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

As previously disclosed in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 on July 21, 2016, in the course of preparing our annual 2015 consolidated financial statements, we identified a material error related to the presentation of lease incentives in our consolidated cash flow statement for the nine months ended September 30, 2015. Correcting this error resulted in an increase in cash from operating activities, from a use of $3.8 million to cash provided of $500,000, and an associated increase in cash used in investing activities, from a use of $2.6 million to $7.0 million. We determined to correct the error in our future filings that contained the unaudited interim consolidated financial statements for the nine months ended September 30, 2015; however, we inadvertently did not reflect such correction in the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016 (the “Third Quarter 10-Q”) and are filing this amendment to correct such error. Other than the correction in our consolidated cash flow statement and associated discussion in Management’s Discussion and Analysis for Financial Condition and Results of Operations–Cash Flows and Item 4 Controls and Procedures, there are no other amendments to the previously filed Third Quarter 10-Q.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q/A

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

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
		(restated)
Operating activities:
Net income (loss)	$(1,776)	$82
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,143	1,282
Amortization and write-off of debt issuance costs	220	96
Revaluation of warrant liability	(559)	177
Stock-based compensation	1,417	885
Changes in operating assets and liabilities:
Accounts receivable	(4,617)	(2,703)
Inventory	(8,649)	(4,254)
Prepaid expenses and other assets	(479)	(218)
Deferred revenue	(27)	(318)
Deferred rent	79	3,804
Accounts payable	377	217
Accrued compensation and benefits	1,118	1,285
Accrued liabilities	1,254	165
Net cash provided by (used in) operating activities	(9,499)	500
Investing activities:
Purchases of investments	(14,116)	—
Purchases of property and equipment	(2,327)	(6,953)
Net cash used in investing activities	(16,443)	(6,953)
Financing activities:
Proceeds from initial public offering, net of offering costs	68,808	—
Payments on capital lease financing obligations	(954)	(550)
Payments on term loans	(65,233)	(2,040)
Proceeds from term loans	60,517	12,021
Proceeds from issuance of common stock upon exercise of stock options	556	344
Proceeds from issuance of preferred stock upon exercise of warrants	62	—
Payments of deferred offering costs	—	(59)
Net cash provided by (used in) financing activities	63,756	9,716
Net increase (decrease) in cash and cash equivalents	37,814	3,263
Cash and cash equivalents
Beginning of period	10,121	6,939
End of period	$47,935	$10,202

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

Note 9. Restatement of Unaudited Interim Consolidated Financial Statements

In the course of preparing our annual 2015 consolidated financial statements, we identified an error related to the presentation of lease incentives in our consolidated cash flow statement for the nine months ended September 30, 2015. We determined that the error was material to our interim consolidated financial statements for the nine months ended September 30, 2015, but inadvertently did not correct this error when the Form 10-Q was originally filed on November 7, 2016. Correcting this error resulted in an increase in cash from operating activities, from a use of $3.8 million to cash provided of $500,000, and an associated increase in cash used in investing activities, from a use of $2.6 million to $7.0 million.

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

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands, unaudited)
		(restated)
Net cash provided by (used in) operating activities	$(9,499)	$500
Net cash used in investing activities	(16,443)	(6,953)
Net cash provided by (used in) financing activities	63,756	9,716

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

Net cash provided by operating activities in the nine months ended September 30, 2015 consisted of net income of $82,000, a $2.4 million impact of non-cash items, a $3.8 million increase in deferred rent and a $1.7 million increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. These benefits were offset by cash uses consisting of a $2.7 million increase in accounts receivable, a $4.3 million increase in inventory, a $318,000 decrease in deferred revenue and a $218,000 increase in prepaid expenses and other assets.

Investing Cash Flows

Net cash used in investing activities in the nine months ended September 30, 2016 consisted of purchases of investments and equipment of $14.1 million and $2.3 million, respectively.

Net cash used in investing activities in the nine months ended September 30, 2015 consisted of purchases of equipment of $7.0 million.

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

Previously Reported Material Weakness

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of September 30, 2016 this material weakness has not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

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

See the Exhibit Index on the page immediately following the signature page to this report on Form 10-Q/A for a list of the exhibits filed as part of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: November 14, 2016	By:	/s/ Evan Fein
Evan Fein Chief Financial Officer (principal financial and accounting officer and duly authorized signatory)

Item 6.	Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q/A.

Exhibit Number
Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Impinj, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.