Form 10-Q
period 2017-03-31
IMPINJ INC
filed 2017-05-11
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, 20,635,411 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$7,307	$33,636
Short-term investments	76,235	66,905
Accounts receivable, net	21,052	17,447
Inventory	39,189	27,734
Prepaid expenses and other current assets	2,475	3,004
Total current assets	146,258	148,726
Property and equipment, net	16,987	14,929
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$167,126	$167,536
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$7,372	$7,166
Accrued compensation and employee related benefits	4,195	7,647
Accrued liabilities	7,061	6,098
Current portion of long-term debt	3,479	2,589
Current portion of capital lease obligations	1,105	1,130
Current portion of deferred rent	295	306
Current portion of deferred revenue	590	445
Total current liabilities	24,097	25,381
Long-term debt, net of current portion	8,650	9,676
Capital lease obligations, net of current portion	1,443	1,698
Long-term liabilities — other	792	770
Deferred rent, net of current portion	5,958	5,022
Deferred revenue, net of current portion	960	966
Total liabilities	41,900	43,513
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 20,615 and 20,336 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	314,614	311,216
Accumulated other comprehensive income (loss)	(46)	(10)
Accumulated deficit	(189,363)	(187,203)
Total stockholders' equity	125,226	124,023
Total liabilities and stockholders' equity	$167,126	$167,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$31,727	$21,631
Cost of revenue	14,959	10,533
Gross profit	16,768	11,098
Operating expenses:
Research and development	7,343	5,434
Sales and marketing	7,336	5,030
General and administrative	4,087	2,502
Total operating expenses	18,766	12,966
Income (loss) from operations	(1,998)	(1,868)
Interest income (expense) and other income (expense), net	(105)	(447)
Income (loss) before tax expense	(2,103)	(2,315)
Income tax expense	(57)	(15)
Net income (loss)	$(2,160)	$(2,330)
Less: Accretion of preferred stock	—	(2,825)
Net income (loss) attributable to common stockholders — basic and diluted	$(2,160)	$(5,155)
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.11)	$(1.21)
Weighted-average shares used to compute net income (loss) per shares attributable to common stockholders — basic and diluted	20,344	4,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(2,160)	$(2,330)
Other comprehensive income (loss):
Unrealized losses on investments	(36)	—
Total other comprehensive income (loss)	(36)	—
Comprehensive income (loss)	$(2,196)	$(2,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income (loss)	$(2,160)	$(2,330)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	874	713
Amortization of debt issuance costs	23	48
Amortization of premium on short-term investments	59	—
Revaluation of warrant liability	—	(54)
Stock-based compensation	1,370	334
Changes in operating assets and liabilities:
Accounts receivable	(3,630)	528
Inventory	(11,455)	(1,911)
Prepaid expenses and other assets	543	(241)
Deferred revenue	139	245
Deferred rent	925	(47)
Accounts payable	(50)	632
Accrued compensation and benefits	(3,406)	(1,340)
Accrued liabilities	147	1,262
Net cash provided by (used in) operating activities	(16,621)	(2,161)
Investing activities:
Purchases of investments	(17,293)	—
Proceeds from maturities of investments	7,861	—
Purchases of property and equipment	(1,220)	(464)
Net cash used in investing activities	(10,652)	(464)
Financing activities:
Payments on capital lease financing obligations	(280)	(281)
Payments on term loans	(159)	(11,775)
Proceeds from term loans	—	19,400
Proceeds from exercise of stock options and employee stock purchase plan	1,983	51
Payments of deferred offering costs	(600)	(69)
Net cash provided by (used in) financing activities	944	7,326
Net increase (decrease) in cash and cash equivalents	(26,329)	4,701
Cash and cash equivalents
Beginning of period	33,636	10,121
End of period	$7,307	$14,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each items’ unique identity, location and authenticity to business and consumer applications. The Impinj Platform, spanning endpoints, connectivity and software, provides this wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint integrated circuits, or ICs, reader ICs, readers and gateways, and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles generally, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2016 included Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2017. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position as of March 31, 2017, our results of operations for the three-month period ended March 31, 2017 and 2016, and our cash flows for the three-month period ended March 31, 2017 and 2016. The results for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other future period.

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

Revision

In the condensed consolidated statements of operations, we corrected the classification of certain expenses in prior periods related to depreciation which had not previously been allocated. During the three months ended March 31, 2016, cost of product revenue increased $58,000, research and development expenses increased $263,000, sales and marketing expenses increased $108,000 and general and administrative expenses decreased $429,000. There was no change to net loss as a result of the correction.

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

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board, or FASB, issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We adopted this guidance on January 1, 2017 for interim and annual goodwill impairment tests. Adoption of this guidance did not impact our financial position, results of operations or cash flows.

In January 2017, the FASB issued guidance to narrow the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, replacing the existing incurred loss impairment model. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We expect to adopt this guidance on January 1, 2020.  The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We have not completed our assessment, but we anticipate this standard will have a material impact on our financial position, as we will be required to recognize right-of-use assets and lease liabilities on our consolidated balance sheet. However, we do not expect the adoption to have a significant impact on our results of operations and cash flows.

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

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of this guidance is for interim and annual reporting periods beginning after December 15, 2017, early adoption is not permitted, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We currently expect to adopt the new revenue standards on January 1, 2018 utilizing the full retrospective transition method. While we continue to assess all potential impacts of this new standard, we currently do not expect adoption to have a material impact on revenues and the cost of sales commissions. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations, cash flows and financial statement disclosures.

Note 3. Fair Value Measurements

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands):

	March 31, 2017
	LEVEL 1	LEVEL 2
	(in thousands)
Cash equivalents:
Money market funds	$1,364	$—
U.S. government agency securities	—	2,496
Commercial paper	—	999
Short-term investments:
U.S. government agency securities	—	48,885
Corporate notes and bonds	—	19,725
Commercial paper	—	7,625
Total assets measured at fair value	$1,364	$79,730

	December 31, 2016
	LEVEL 1	LEVEL 2
	(in thousands)
Cash equivalents:
Money market funds	$14,065	$—
U.S. government agency securities	—	4,997
Corporate notes and bonds	—	959
Commercial paper	—	2,948
Short-term investments:
U.S. government agency securities	—	36,531
Corporate notes and bonds	—	19,252
Commercial paper	—	11,122
Total assets measured at fair value	$14,065	$75,809

We did not have any Level 3 assets as of March 31, 2017 or December 31, 2016. There were no liabilities measured at fair value as of March 31, 2017 or December 31, 2016.

Note 4. Cash, Cash Equivalents and Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit), while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of March 31, 2017.

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of our cash and cash equivalents and available-for-sale investments as of the dates presented (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,448	$—	$—	$2,448
Cash equivalents:
Money market funds	1,364	—	—	1,364
U.S. government agency securities	2,496	—	—	2,496
Commercial paper	999	—	—	999
Short-term investments:
U.S. government agency securities	48,913	—	(28)	48,885
Corporate notes and bonds	19,733	1	(9)	19,725
Commercial paper	7,625	—	—	7,625
Total assets measured at fair value	$83,578	$1	$(37)	$83,542

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,667	$—	$—	$10,667
Cash equivalents:
Money market funds	14,065	—	—	14,065
U.S. government agency securities	4,996	1	—	4,997
Corporate notes and bonds	959	—	—	959
Commercial paper	2,948	—	—	2,948
Short-term investments:
U.S. government agency securities	36,535	6	(10)	36,531
Corporate notes and bonds	19,259	2	(9)	19,252
Commercial paper	11,122	—	—	11,122
Total assets measured at fair value	$100,551	$9	$(19)	$100,541

The contractual maturities are due in one year or less on our available-for-sale investments as of March 31, 2017.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$9,368	$5,482
Work-in-process	14,339	5,556
Finished goods	15,482	16,696
Total Inventory	$39,189	$27,734

We manufacture products with various third-party manufacturers. We were committed to purchase $9.0 million of inventory as of March 31, 2017.

Note 6. Net Income (Loss) Per Share Attributable to Common Stockholders

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income (loss)	$(2,160)	$(2,330)
Less: Accretion of preferred stock	—	(2,825)
Net income (loss) attributable to common stockholders — basic and diluted	$(2,160)	$(5,155)
Denominator:
Weighted-average common shares outstanding	20,453	4,388
Weighted-average unvested shares of common stock subject to repurchase	(109)	(121)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — basic and diluted	20,344	4,267
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.11)	$(1.21)

For the periods presented, the following outstanding options, warrants and shares of preferred stock were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Redeemable convertible preferred stock	—	7,885
Common stock warrants	—	25
Redeemable convertible preferred stock warrants	—	264
Unvested shares of common stock subject to repurchase	100	114
Stock options	2,171	1,915

Note 7. Subsequent Events

On April 24, 2017, we amended and restated our loan agreement, or senior credit facility, with Silicon Valley Bank. As amended, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. The revolving credit facility reflects a $10.0 million increase in revolver borrowing capacity and is no longer subject to a borrowing base. Consistent with the prior loan agreement, the term loan will amortize over 36 months beginning on June 1, 2017, following an initial interest-only period, and will mature on May 1, 2020. We retain the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before May 27, 2017, or 1.0% of the outstanding principal amount if prepaid after May 27, 2017, but on or before May 27, 2018.

The senior credit facility also refinanced the current balance of the equipment loans outstanding in the principal amount of approximately $870,000, or the Equipment A Advance, and $815,000, or the Equipment B Advance, initially borrowed on September 20, 2016 and December 30, 2016, respectively. Beginning on May 1, 2017, the Equipment A Advance will continue to amortize over 29 months, maturing on September 1, 2019, and the Equipment B Advance will continue to amortize over 32 months, maturing on December 1, 2019. We may prepay the equipment loans in full at any time, subject to a prepayment fee equal to 2.0% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was initially borrowed, and 1.0% of the outstanding principal amount if prepaid after the first anniversary, but on or prior to the second anniversary, of the date such equipment loan was initially borrowed.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin of 2.75% or 3.25%, in the case of revolving borrowings, or 3.0% or 3.5%, in the case of the term loan and equipment loans, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin of 0.0% or 0.5%, in the case of revolving borrowings, or 0.25% or 0.75%, in the case of the term loan and equipment loans, in each case with such margin determined based on our adjusted EBITDA for the preceding 12 month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans. We are also obligated to pay other customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

If our cash in accounts maintained with the lender, plus availability under the revolving credit facility, falls below $50.0 million, the senior credit facility requires that we maintain compliance with (1) maximum adjusted EBITDA loss for the twelve month period ending as of the last day of each fiscal quarter of not greater than $7.5 million and (2) a ratio of unrestricted cash in accounts maintained with the lender plus net accounts receivable, to debt owed to the lender, of not less than 1.5 to 1.0.

The senior credit facility contains customary events of default and affirmative and negative covenants, including, among others, covenants limiting our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, pay dividends, grant liens on their assets, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

•

our market opportunity; the adoption of RAIN RFID technology and solutions; our ability to compete effectively against competitors and competing technologies; and our market share and technology leadership;

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

Overview

Our vision is digital life for everyday items. Our mission is to connect these everyday items to business and consumer applications. We believe that by expanding the reach of the Internet to everyday items such as retail apparel, medical supplies, pharmaceuticals, airline luggage, automotive parts, food – nearly everything – we can improve peoples’ lives.

The Impinj platform comprises three layers that together connect items to applications. They are an endpoint layer, a connectivity layer and a software layer. Within each layer we sell one or more product families. Our platform comprises:

•	Endpoints. Our endpoint ICs attach to and uniquely identify items. We refer to an item and its attached endpoint IC as an endpoint.
•

Connectivity. Our connectivity layer comprises a family of gateways, readers, reader ICs and systems-in-package, or SIPs, that wirelessly identify, locate, authenticate and engage endpoints via RAIN. These gateways, readers, reader ICs and SIPs read, write, authenticate or otherwise engage endpoint ICs.

•	Software. Our software layer comprises two products, ItemSense and ItemEncode.
o

ItemSense is our platform operating system. It extracts an endpoint’s identity, location and authenticity, which we call Item Intelligence, from the endpoint and connectivity layers and delivers that Item Intelligence to business and consumer applications. It also centralizes reader and gateway configuration, management and control through a management application program interface, or API.

o	ItemEncode encodes item information into endpoint ICs.

We manage our business using a capital-efficient operating model that leverages third-party semiconductor foundries and subcontractors to produce and test our ICs and contract manufacturers to assemble and test our SIPs, readers and gateways. We designed this production model to scale efficiently with volume. We leverage a partner channel comprising original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, distributors, system integrators, or SIs, value-added resellers, or VARs, and software-solution partners to deliver our products and scale revenue.

Our total revenue was $31.7 million and $21.6 million for the three months ended March 31, 2017 and 2016, respectively. Our net loss was $2.2 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. Our adjusted EBITDA was $246,000 for the three months ended March 31, 2017 and was a loss of $821,000 for the three months ended March 31, 2016. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Results of Operations.”

Factors Affecting our Performance

Investing in Growth. We have invested, and plan to continue investing, significantly in research and development to enhance and extend our platform, including enhancing existing platform products and introducing new platform products. We plan to enhance our operating system software, including its deployment models and functionalities. We plan to enhance our fixed readers and gateways and leverage them for platform deployments in retail, healthcare and other industries. We also plan to develop next-generation reader and endpoint ICs.

Market Adoption. Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries. We plan to continue introducing new platform products and services to grow market adoption. We believe greater adoption of our software will increase the value of the other parts of our platform, which we believe will further drive adoption over the longer term.

Timing and Complexity of Customer Deployments. For end users to gain business value from our platform, they typically must integrate our platform with their applications and information systems. End users may only deploy certain of our hardware products, which may affect the value they derive from our platform, and in turn, our operating results. We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end user applications and information systems.

Average Selling Price. We occasionally discount prices of our products to win opportunities, particularly large opportunities. In future periods we expect our hardware average selling price, or ASPs to fluctuate based on the level of discounting and competitive price pressures, and generally to decline over time. Historically, we have been able to implement manufacturing and quality improvements that effectively reduce the cost per unit of most of our products, allowing us to maintain, and in some cases increase, gross margins.

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from sales of our endpoint ICs, reader ICs and SIPs, readers and gateways. We sell our products through a broad network of OEMs, ODMs and distribution channel partners; many of these channel partners sell multiple Impinj products. In addition, to take advantage of the benefits associated with our platform, end users must deploy multiple products. As a result, we evaluate our performance primarily on total product revenue rather than on the revenue associated with any particular product line.

For our endpoint ICs, reader ICs and SIPs, we generally recognize revenue upon shipment because the relevant criteria for revenue recognition are met at that time. For our reader and gateway products, which are occasionally sold with other products and support, we allocate revenue to each separate deliverable on a relative fair-value basis and generally recognize revenue upon shipment or defer and recognize revenue ratably over the contract service period. We believe software revenue will grow over time, but it has not been material to date, and we expect modest software revenue for the foreseeable future.

Cost of Revenue and Gross Margin

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs and SIPs, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. We outsource manufacturing of our SIPs, readers and gateways to third-party contract manufacturers, and our costs for these devices are based on negotiated prices for finished goods. Cost of revenue also includes charges for inventory write-downs, warranty costs, accrued losses on purchase commitments to third-party contract manufacturers and allocated overhead costs. Our gross margins vary by product, with endpoint IC margins generally lower than total gross margins, and all other hardware and software product margins generally higher than total gross margins. As such, our total gross margin varies from period to period as a function of product mix. In addition, if end point IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity or in response to competition, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on the product mix for the applicable period. Historical total gross margin has remained relatively consistent at between 50% and 55% for the interim and annual periods during the last three fiscal years.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries and related compensation costs, including stock-based compensation expense for our product development personnel, contract developers, prototype materials, other expenses related to the development of new and innovative products and solutions and allocated overhead costs. We expect research and development expense to increase in absolute dollars in future periods to support platform product development.

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

Selling and Marketing

Selling and marketing expense consists primarily of salaries and related variable compensation costs, including stock-based compensation expense for our sales personnel, as well as travel, advertising, promotional and other related expenses and allocated overhead costs. We anticipate that sales and marketing expense will increase in absolute dollars, as we increase personnel and focus on expanding our market penetration, developing strategic partnerships and driving adoption of our platform. We expect incentive sales compensation to fluctuate as a function of sales.

General and Administrative

General and administrative expense consists primarily of salaries and related compensation costs, including stock-based compensation expense for our executive, finance, human resources and information technology personnel, legal, accounting and other professional services, travel and related expenses, insurance and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and facilities to support our growth.

Interest Income (Expense) and Other Income (Expense), Net

Interest expense consists primarily of interest on our credit facilities and amortization of deferred financing fees associated with such facilities. Interest income and other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments and, in periods prior to our initial public offering, changes in the fair value of outstanding redeemable convertible preferred stock warrants.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$31,727	$21,631
Cost of revenue(1)	14,959	10,533
Gross profit	16,768	11,098
Operating expenses:
Research and development(1)	7,343	5,434
Sales and marketing(1)	7,336	5,030
General and administrative(1)	4,087	2,502
Total operating expenses	18,766	12,966
Income (loss) from operations	(1,998)	(1,868)
Interest income (expense) and other income (expense), net	(105)	(447)
Income (loss) before tax expense	(2,103)	(2,315)
Income tax expense	(57)	(15)
Net income (loss)	$(2,160)	$(2,330)
Net loss attributable to common stockholders	$(2,160)	$(5,155)
Net loss per share attributable to common stockholders — basic and diluted(2)	$(0.11)	$(1.21)
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	20,344	4,267
Other Financial Data:
Adjusted EBITDA(3)	$246	$(821)

(1) Includes stock-based compensation as follows:
Cost of revenue	$46	$5
Research and development expense	483	69
Sales and marketing expense	607	205
General and administrative expense	234	55
Total stock-based compensation expense	$1,370	$334

(2) See note 6 of the notes to our condensed consolidated financial statements included elsewhere in this report for an explanation of the calculation of our net loss per share attributable to common stockholders — basic and diluted.

(3) See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (income) loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles.

Adjusted EBITDA

We use adjusted EBITDA as a key measure to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe excluding those expenses inherent in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as it does for our management and board of directors.

Adjusted EBITDA is not prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and you should not consider it in isolation of, or as an alternative to, measures prepared in accordance with GAAP. In addition, adjusted EBITDA is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are that our adjusted EBITDA:

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(2,160)	$(2,330)
Interest income (expense) and other income (expense), net	105	447
Income tax expense	57	15
Depreciation and amortization	874	713
Stock-based compensation	1,370	334
Adjusted EBITDA	$246	$(821)

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Percentages from certain line items do not sum to the subtotal or total line items due to rounding. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended
	March 31,
	2017	2016
Percentage of Revenue:
Revenue	100.0%	100.0%
Cost of revenue	47.1	48.7
Gross profit	52.9	51.3
Operating expenses:
Research and development	23.1	25.1
Sales and marketing	23.1	23.3
General and administrative	12.9	11.6
Total operating expenses	59.1	59.9
Income (loss) from operations	(6.3)	(8.6)
Interest income (expense) and other income (expense), net	(0.3)	(2.1)
Income (loss) before tax expense	(6.6)	(10.7)
Income tax expense	(0.2)	(0.1)
Net income (loss)	(6.8)%	(10.8)%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended
	March 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Revenue	31,727	21,631	10,095	46.7%

Revenue increased $10.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by increased demand for our endpoint ICs. More than 110% of the $10.1 million increase in revenue was attributable to increased shipment volumes of our Monza R6 product family. This increase was partially offset by a decrease in shipment volumes of older Monza products and a decrease in average selling prices of our endpoint ICs due to new pricing effective during the first quarter of 2017. Revenue also increased due to an increase in reader and gateway shipment volumes of 24%; partially offset by a decrease in average selling prices due to sales mix.

Gross Profit

	Three Months Ended
	March 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$16,768	$11,098	$5,669	51.1%
Gross margin	52.9%	51.3%

Gross profit increased $5.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily attributable to increased shipment volumes of our Monza product family described above. Gross margin increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by decreases in average selling prices for endpoint ICs and readers and gateways.

Operating Expenses

Research and Development

	Three Months Ended
	March 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$7,343	$5,434	$1,909	35.1%

Research and development expense increased $1.9 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increases of $1.5 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $231,000 in allocated rent, utilities and depreciation and $143,000 in contract design services.

Sales and Marketing

	Three Months Ended
	March 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$7,336	$5,030	2,306	45.8%

Sales and marketing expense increased $2.3 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increases of $1.7 million in personnel costs due primarily to significant growth in the size of our sales team, $315,000 in sales related travel expenses and $207,000 in marketing and advertising costs.

General and Administrative

	March 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$4,087	$2,502	1,585	63.3%

General and administrative expense increased $1.6 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increases of $540,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $518,000 in professional services and $444,000 in allocated rent, utilities and depreciation.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended
	March 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Interest income (expense) and other income (expense), net	$(105)	$(447)	(342)	(76.5)%

Interest income (expense) and other income (expense), net decreased $342,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to interest income of $290,000 which was zero for the three months ended March 31, 2016.

Seasonality

We typically renegotiate pricing with many of our partners with an effective date in the first quarter of the calendar year, impacting both revenue and gross margins when compared with prior periods.  From time-to-time we may renegotiate that pricing or otherwise adjust our selling prices to meet market demands, capture special opportunities, or in response to competitive situations or other market factors.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and investments of $83.5 million, consisting of cash deposits held at major financial institutions, money market funds and short-term investments in a variety of securities, including U.S. government agencies, corporate notes and bonds and commercial paper. We had working capital of $122.2 million as of March 31, 2017. Historically, we funded our operations principally through the issuance of equity securities or the incurrence of debt. In 2017, our principal uses of cash were funding operations to generate revenue growth, debt service payments, and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

On April 24, 2017, we amended and restated our loan agreement, or senior credit facility, with Silicon Valley Bank. As amended, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. The revolving credit facility reflects a $10.0 million increase in revolver borrowing capacity and is no longer subject to a borrowing base. We retain the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before May 27, 2017, or 1.0% of the outstanding principal amount if prepaid after May 27, 2017, but on or before May 27, 2018.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin of 2.75% or 3.25%, in the case of revolving borrowings, or 3.0% or 3.5%, in the case of the term loan and equipment loans, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin of 0.0% or 0.5%, in the case of revolving borrowings, or 0.25% or 0.75%, in the case of the term loan and equipment loans, in each case with such margin determined based on our adjusted EBITDA for the preceding 12 month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

If our cash in accounts maintained with the lender, plus availability under the revolving credit facility, falls below $50.0 million, the senior credit facility requires that we maintain compliance with (1) maximum adjusted EBITDA loss for the twelve month period ending as of the last day of each fiscal quarter of not greater than $7.5 million and (2) a ratio of unrestricted cash in accounts maintained with the lender plus net accounts receivable, to debt owed to the lender, of not less than 1.5 to 1.0.

The senior credit facility contains customary events of default and affirmative and negative covenants, including, among others, covenants limiting our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, pay dividends, grant liens on their assets, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions.

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

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$(16,621)	$(2,161)
Net cash used in investing activities	(10,652)	(464)
Net cash provided by (used in) financing activities	944	7,326

Operating Cash Flows

Net cash used in operating activities in the three months ended March 31, 2017 consisted of a net loss of $2.2 million, a $3.6 million increase in accounts receivable due to the timing of product shipments period over period, a $11.5 million increase in inventory to meet growing demand for our products and a $3.3 million net decrease in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. Offsetting these uses of cash in operations were benefits of a $2.3 million impact of non-cash items, a $925,000 net increase in deferred rent and a $543,000 decrease in prepaid expenses and other assets.

 Net cash used in operating activities in the three months ended March 31, 2016 consisted of a net loss of $2.3 million, a $1.9 million increase in inventory and a $241,000 increase in prepaid expenses and other assets. Offsetting these uses of cash in operations were benefits of a $1.0 million net impact of non-cash items, a $528,000 decrease in accounts receivable, a $245,000 increase in deferred revenue and a $554,000 net increase in accounts payable, accrued liabilities and accrued compensation and benefits.

Investing Cash Flows

Net cash used in investing activities in the three months ended March 31, 2017 consisted of purchases of investments and equipment of $17.3 million and $1.2 million, respectively. These purchases were offset by maturities of investments of $7.9 million.

Net cash used in investing activities in the three months ended March 31, 2016 consisted of purchases of equipment of $464,000.

Financing Cash Flows

Net cash provided by financing activities in the three months ended March 31, 2017 consisted proceeds of $2.0 million from the exercise of stock options and employee stock purchase plan; offset by payments of deferred offering costs of $600,000 and payments of $280,000 for capital lease financing obligations and repayments of indebtedness of $159,000 of principal under our senior credit facility.

Net cash provided by financing activities in the three months ended March 31, 2016 consisted proceeds from borrowings of $19.4 million; offset by repayments of indebtedness of $11.8 million of principal under our senior credit facility and payments of $281,000 for capital lease financing obligations.

Contractual Obligations

As of March 31, 2017, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk

Under our current investment policy, we invest our excess cash in money market funds, U.S. government agency securities, corporate notes and bonds and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. We do not enter into investments for trading or speculative purposes.

We had cash, cash equivalents and short-term investments of $83.5 million and $100.5 million as of March 31, 2017 and December 31, 2016, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of March 31, 2017, our borrowings under our senior credit facility had a blended rate of 6.2%. Assuming the revolver borrowings under the senior credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring April 1, 2017 and sustained throughout the period ended March 31, 2018, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $259,000.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, a material weakness in our internal control over financial reporting relating to the accounting and financial statement disclosure over complex accounting matters.

The impact of this material weakness resulted in the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012. The impact of this material weakness also resulted in the restatement of our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.

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

During the three months ended March 31, 2017, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the operating effectiveness of controls, and the previously disclosed material weakness remained unremediated as of the three months ended March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business and Industry

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

The retail apparel industry leads RAIN adoption, and end users in the retail industry were the largest consumers of our endpoint ICs in 2016. We believe the retail industry is a leading indicator of RAIN market adoption and if large apparel retailers in particular continue adopting our platform then adoption within the retail industry and in other industries will accelerate. As such, the retail industry is one of our key strategic areas of focus.

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

If we are unsuccessful in fostering meaningful adoption of the Impinj Platform by end users other than retailers, our business prospects may be adversely affected.

We expect end users to deploy our platform in sectors beyond retail, including, for example, healthcare and logistics. If we fail to make the Impinj Platform an easy-to-deploy, economical solution for use cases in these other sectors, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and only recently achieved profitability. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000 and only first became profitable in 2013. We had a net loss of $2.2 million for the three months ended March 31, 2017 and an accumulated deficit of $189.4 million as of March 31, 2017. Our ability to increase or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

End users drive demand for our products. Because we sell nearly all of our products through channel partners, our ability to determine end-user demand is limited. For example, 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts. Although we expect future-period endpoint IC growth rates to return to a more-typical CAGR, roughly in-line with the growth expectations of RAIN industry analysts, in the near term we are investing in endpoint IC inventory both to meet forecast demand, competitively reduce lead times and to enhance our ability to deliver in the event of another unexpected demand surge. In addition, we rely on our channel partners to integrate our products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra Technologies Corporation and Alien Technology Corporation, or Alien; in reader ICs and SIPs, STMicroelectronics N.V. and Phychips Inc.; and in endpoint ICs, NXP Semiconductors N.V., or NXP, which in October 2016 entered into a definitive agreement to be acquired by Qualcomm, and Alien. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. For example, Qualcomm could use its NXP acquisition as an entry point into the RAIN market.

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

We do not own or operate manufacturing facilities. Currently, all our endpoint ICs are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader ICs are manufactured by Tower Semiconductors Ltd., or TowerJazz, and our SIPs are manufactured by Stars and Microelectronics Technology Inc., or MTI; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Western Corporation. We also use subcontractors for post-processing, assembly and testing. We do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements.

Currently, we do not have long-term supply contracts with TSMC, TowerJazz, MTI, Plexus or Western Corporation, and neither they nor our subcontractors are required to supply us with products for any specific period or in any specific quantity. Suppliers can allocate production capacity to other companies’ and reduce deliveries to us on short notice. Our suppliers may allocate capacity to other companies, which could impair our ability to secure sufficient product supply for sale.

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

To keep pace with technology developments, satisfy increasingly stringent end-user requirements and achieve market acceptance, we plan to introduce new products and solutions. We commit significant resources to developing these new products and solutions while improving performance, reliability and reducing costs. For example, we are investing substantial resources to develop and enhance our operating-system software but do not expect to realize material revenue from this software in the near future. The market for our software is nascent, and we need to create market awareness of its benefits to drive end-user adoption. Creating market awareness includes promoting our software as a foundation on which end users, ISVs, consultants, SIs, and others can develop applications that meet end-user needs and drive adoption. We may be late in delivering or improving our software to meet our partners’ needs. In addition, we have limited experience developing and selling software products and cannot be certain that our proposed pricing model, sales strategy, or software quality and reliability will be successful. We rely on and must train our channel partners to sell, develop applications for and integrate our software with end users’ systems, but we cannot guarantee that we or they will be successful doing so. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. We also cannot be certain that our software will generate revenue from these investments for several years, if it all, or that such revenue will exceed the investment we are committing to develop and deploy our software.

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

We sell our endpoint ICs directly to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2016, sales to Smartrac, Avery, Arizon and Shang Yang accounted for 16%, 14%, 11% and 10% of our total revenue, respectively. This sales concentration to a relatively small number of tag OEMs lowers our bargaining power, and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

We sell our reader ICs and SIPs to reader OEMs and ODMs, and our readers and gateways to VARs and SIs, primarily through distribution.  We are beginning to sell software through these same partners as well as through independent software vendor, or ISV, partners. We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally.

Although our strategy is to diversify our partner base by pursuing increased orders from smaller partners, add new partners, and increase end-user demand for our products, we cannot assure you we will succeed in doing so. The number of tag OEMs may decrease by consolidation or otherwise. Even if we are successful in obtaining and retaining new partners, our small number of existing large tag OEMs may continue to account for a substantial portion of our future sales. Changes in markets, channel partners, end-user customers, products, negative economic or financial developments, or poor or limited credit availability may adversely affect the ability of our tag OEMs, reader and gateway partners and distributors to bring our products to market.

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

Our reliance on distributors, SIs, VARs and software solution providers to sell and distribute our products to end users could harm our business and revenue.

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

Because we fulfill through channel partners, our ability to determine end-user demand is constrained. End users drive demand for our products and because we are often at least one step removed from these end users, we may be unable to rectify damage to our reputation caused by our channel partners who have more direct contact with these end users. For strategic or other reasons, our channel partners may choose to prioritize the sale of our competitors’ products over our products. Furthermore, some of our channel partners may offer some products that compete with our products and may limit sales of our competing products. If reader IC or SIP OEMs are unable to obtain components for products in which our products are included, our product sales could be adversely affected. If our distributors, SIs, VARs or software solution providers are unable to sell an adequate amount of our products in a given quarter or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

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

To continue our growth, we are investing in our relationships with SIs, VARs and software solution providers that have product offerings that complement our platform and through which we will fulfill sales. Our business will be harmed if we fail to successfully develop and implement such strategic relationships. For example, operating results may suffer if our efforts towards developing our go-to-market relationships consume resources and incur costs, but do not result in a commensurate increase in revenue. In addition, such relationships may involve exclusivity provisions, additional levels of distribution, discount pricing or investments in other companies. The cost of developing and maintaining such relationships may go unrecovered or unrewarded and our efforts may not generate a correspondingly significant increase in revenue.

Selling prices of our products could decrease substantially, which could have a material adverse effect on our revenue and gross margins.

Historically, our market has experienced price erosion. The ASPs of our products has decreased as the RAIN market has developed. We may experience substantial fluctuations in future operating results due to further ASP reductions.

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

We cannot assure you that we will be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. We generate a majority of our revenue from sales of our endpoint ICs, which have lower gross margins than our other products, and endpoint IC revenue may continue increase as a percentage of our total revenue over time. In addition, gross margins can be affected by endpoint IC product mix. As the market for our newer, higher-margin endpoint IC products matures, we expect to experience price erosion for those products which may adversely affect gross margins if we are not able to realize cost reductions or shift towards newer or other higher margin products. If endpoint IC revenue continues to grow relative to our other products, our company-wide gross margin will decline. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in demand for our endpoint ICs, and if demand for them declines, our business and operating results will be adversely affected. In addition, the continued adoption of our endpoint ICs and maintaining demand for them derives in part from our ability to demonstrate the benefits of using them with our reader ICs and SIPs, readers and gateways to achieve superior performance. If we are not successful in establishing the benefits of using the Impinj Platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

Our products must meet exacting technical and quality specifications. Defects, errors or interoperability issues with our products, the failure of our products to operate as expected, or undue difficulty in deploying our products in actual operations could affect our reputation, result in significant costs to us and impair our ability to sell our products.

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

We may experience quality problems with our products combined with or incorporated into products from other vendors, such as tags produced by our tag OEMs using our endpoint ICs, or readers or gateways assembled by OEMs and ODMs using our reader ICs or SIPs. We may have difficulty identifying and correcting the source of problems when third parties are combining, incorporating or assembling our products.

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

Given the technical and business requirements against which end users evaluate RAIN and the Impinj Platform, our business results and prospects could suffer if we are unable to make our products and our Platform easy to deploy. To demonstrate the benefits of our Platform, or layers of it, in fulfilling business needs and to develop deployment methods to meet those needs, we frequently enter into proof-of-concept deployments, or POCs, with prospective end users. These POCs can extend for relatively long periods of time, and their ultimate outcome can be mixed for a variety of reasons, including changes in end-user business requirements, changes in end-user commitment to the POC as well as deployment challenges. If we fail to deliver deployable solutions through POCs or otherwise, adoption of the Impinj Platform could be adversely affected and our reputation and our business prospects could suffer.

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

End users often undertake extensive pilot programs or qualification processes prior to placing orders for large quantities of our products, in particular for reader and gateway products, because these products must function as part of a larger system or network or meet certain other specifications. We spend significant time and resources to have our products selected by a potential end user or customer, which is known as a “design-in.” In the case of reader and gateway products, a “design-in” means the product has been selected to be designed into the end user’s system and, in the case of a tag, may mean the tag has met certain unique performance criteria established by the end user or customer. If we fail to develop new products that adequately or competitively address the needs of potential end users, they may not select our products to be designed into their systems, which could adversely affect our business, prospects and operating results.

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

Our success depends in part upon our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without infringing on the proprietary rights of others or having third parties infringe, misappropriate or circumvent the rights we own or license. We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because many RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. We have filed a small number of foreign patent applications, but do not yet have any issued or allowed patents in any foreign country. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name.

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

In January 2017, Mr. Donald J. Trump was inaugurated as president of the United States. President Trump has since announced his intentions to begin renegotiating NAFTA, and ordered the withdrawal of the United States from negotiations for the TPP; he has also previously proposed restrictions on free trade generally and significant increases in tariffs on goods imported into the United States, particularly from China; and he has expressed an intention to review policies regarding, and possibly restrict, immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, immigration to the United States and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business, in many ways only some of which we can identify as of the date of this report.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU, and in March 2017 the United Kingdom began the official process to leave the EU by April 2019. This action has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to leave the EU. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

The withdrawal of the United Kingdom from the EU, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. Furthermore, we currently operate in Europe through an Impinj subsidiary based in the United Kingdom, which currently provides us with certain operational, tax and other benefits. The United Kingdom’s withdrawal from the EU could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the EU, may adversely affect our operating results and growth prospects.

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

Failure to comply with anti-corruption and anti-bribery laws in our foreign activities could subject us to penalties and other adverse consequences. Anti-corruption and anti-bribery laws generally prohibit companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage or directing business to another person, and require companies to maintain accurate books and records and a system of internal accounting controls. Under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, U.S. companies may be held liable for corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we, our intermediaries or our solution providers, SIs, OEMs, VARs, distributors, tag manufacturers, and other channel partners fail to comply with FCPA requirements or similar legislation, government authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. Moreover, China is an area of heightened exposure regarding compliance with anticorruption laws such as the FCPA and the U.K. Bribery Act. We intend to increase our international sales and business there and, as such, our risk of violating laws such as the FCPA or U.K. Bribery Act also increases.

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

We have intellectual property license agreements that give us access to certain patents and intellectual property of others. We have not licensed our patents or intellectual property to others except as necessary for our customers to practice their business using our products and as required pursuant to agreements we have entered into in connection with our participation in the development of GS1 EPCglobal protocols and International Standards Organization, or ISO, standards. In the course of our participation in the development of GS1 EPCglobal protocols, including UHF Gen2, UHF Gen2 V2, tag data standards, low-level reader protocol, and others, we have agreed to license on a royalty-free basis those of our patents that are necessarily infringed by the practice of these protocols to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those other members. Because it may not be clear whether a member’s intellectual property is necessary or optional to the practice of a protocol, disputes could arise among members, resulting in our inability to receive a license on royalty-free terms. Further, some GS1 EPCglobal members declined to provide licenses to some of their intellectual property under royalty-free terms, instead choosing reasonable and non-discriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if these members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

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

Some of our facilities, including those devoted to research and development, are regulated under federal, state, local, foreign and international environmental laws. Those laws govern pollutant discharge into air and water; managing, disposing, handling, labeling, and exposure to hazardous substances/wastes; and contaminated site cleanup. We could incur costs, fines and civil or criminal sanctions; third-party property damage or personal-injury claims; or could be required to pay substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under certain environmental laws can be joint and several and without regard to comparative fault. In addition, some of our products contain hazardous substances and are subject to requirements that regulate their content, such as the EU’s Restriction of Hazardous Substances Directive and analogous regulations elsewhere. Although we design our products to be compliant with environmental regulations and require our third-party contractors to comply, we cannot guarantee that we or our products will always be in compliance with these requirements. Environmental laws also tend to become more stringent over time, and we cannot predict the ultimate costs under environmental laws or the timing of these costs. Failure to comply with these and other environmental laws could result in fines, penalties and decreased revenue, which could adversely affect our operating results.

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

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to increase our legal and finance compliance time and costs, and also to increase the time and costs of other activities. For example, Section 404 of the Sarbanes-Oxley Act requires that management report on, and our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will divert resources and take significant time and effort to complete. Our management will be required to report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2017. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we are required to do so. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We may discover internal controls that need improvement. Our or our independent registered public accounting firm’s discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of March 31, 2017, this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended and restated in April 2017, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. At March 31, 2017, we had $10.5 million term loan borrowings outstanding, no revolver borrowings outstanding and $1.8 million equipment loan borrowings outstanding.

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

Our senior credit facility also includes customary affirmative covenants and maximum adjusted EBITDA loss and liquidity ratio covenants.

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

We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose and report whether our solutions contain conflict minerals. The rule requires us to submit forms and reports to the SEC by May 31, 2019 and annually thereafter to disclose our determinations and due-diligence measures regarding conflict minerals. Although we do not directly purchase conflict minerals, tracing the minerals our suppliers use back to country of origin is a complex task that requires us to, among other things, survey our supply chain to understand what programs our suppliers have for tracing the source of minerals used in products supplied to us and ensure these suppliers have performed reasonable due diligence. We have not determined how many or, if any, of our suppliers use conflict minerals. In addition to the increased administrative expense required to comply with these requirements, some of our customers are also subject to this rule, and we have been and will continue to be asked as part of their supply chain to comply with their requirements as part of their compliance with the rule. Moreover, we may face a limited pool of suppliers who can provide “conflict-free” products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations. We may be required to disclose our products as not being “conflict free,” which could adversely affect our reputation and may harm relationships with business partners and customers, and our stock price could suffer as a result.

Risks Relating to the Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be volatile, and the value of your investment could decline significantly.

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $16.36 to $41.91 through April 30, 2017. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of April 30, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 48.8% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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
•

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or

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

Use of Proceeds

On July 20, 2016, our registration statement on Form S-1 (No. 333-211779) was declared effective for our initial public offering, or IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus dated July 20, 2016 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As of March 31, 2017, we have used an estimated $20.0 million of the proceeds from our IPO for working capital, the principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and other general corporate purposes. As of March 31, 2017, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of our common stock or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as U.S. government agencies, corporate notes and bonds and money market funds.

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

Impinj, Inc.

Date: May 11, 2017	By:	/s/ Evan Fein
Evan Fein Chief Financial Officer (principal financial and accounting officer and duly authorized signatory)

Exhibit Index

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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