Form 10-Q
period 2017-06-30
IMPINJ INC
filed 2017-08-14
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 20,860,045 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$14,832	$33,636
Short-term investments	59,684	66,905
Accounts receivable, net	25,514	17,447
Inventory	43,419	27,734
Prepaid expenses and other current assets	2,294	3,004
Total current assets	145,743	148,726
Property and equipment, net	17,888	14,929
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$167,512	$167,536
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,920	$7,166
Accrued compensation and employee related benefits	5,678	7,647
Accrued liabilities	6,927	6,098
Current portion of long-term debt	4,078	2,589
Current portion of capital lease obligations	1,073	1,130
Current portion of deferred rent	316	306
Current portion of deferred revenue	587	445
Total current liabilities	24,579	25,381
Long-term debt, net of current portion	7,547	9,676
Capital lease obligations, net of current portion	1,198	1,698
Long-term liabilities — other	814	770
Deferred rent, net of current portion	5,869	5,022
Deferred revenue, net of current portion	1,020	966
Total liabilities	41,027	43,513
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 20,859 and 20,336 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	316,854	311,216
Accumulated other comprehensive income (loss)	(50)	(10)
Accumulated deficit	(190,340)	(187,203)
Total stockholders' equity	126,485	124,023
Total liabilities and stockholders' equity	$167,512	$167,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$34,111	$25,988	$65,838	$47,619
Cost of revenue	15,940	12,396	30,899	22,929
Gross profit	18,171	13,592	34,939	24,690
Operating expenses:
Research and development	7,119	5,726	14,462	11,160
Sales and marketing	7,044	5,288	14,380	10,318
General and administrative	4,822	2,356	8,909	4,858
Total operating expenses	18,985	13,370	37,751	26,336
Income (loss) from operations	(814)	222	(2,812)	(1,646)
Interest income (expense) and other income (expense), net	(118)	(436)	(223)	(883)
Income (loss) before tax expense	(932)	(214)	(3,035)	(2,529)
Income tax expense	(45)	(40)	(102)	(55)
Net income (loss)	$(977)	$(254)	$(3,137)	$(2,584)
Less: Accretion of preferred stock	—	(2,825)	—	(5,650)
Net income (loss) attributable to common stockholders	$(977)	$(3,079)	$(3,137)	$(8,234)
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.05)	$(0.71)	$(0.15)	$(1.92)
Weighted-average shares used to compute net income (loss) per shares attributable to common stockholders — basic and diluted	20,636	4,321	20,491	4,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(977)	$(254)	$(3,137)	$(2,584)
Other comprehensive income (loss):
Unrealized losses on investments	(4)	—	(40)	—
Total other comprehensive income (loss)	(4)	—	(40)	—
Comprehensive income (loss)	$(981)	$(254)	$(3,177)	$(2,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income (loss)	$(3,137)	$(2,584)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,847	1,483
Amortization of debt issuance costs	48	84
Amortization of premium on short-term investments	105	—
Revaluation of warrant liability	—	(91)
Stock-based compensation	2,623	662
Changes in operating assets and liabilities:
Accounts receivable	(8,042)	(2,734)
Inventory	(15,685)	(7,391)
Prepaid expenses and other assets	724	(621)
Deferred revenue	196	(53)
Deferred rent	857	44
Accounts payable	(1,121)	4,291
Accrued compensation and benefits	(1,886)	(235)
Accrued liabilities	691	829
Net cash provided by (used in) operating activities	(22,780)	(6,316)
Investing activities:
Purchases of investments	(17,293)	—
Proceeds from maturities of investments	24,362	—
Purchases of property and equipment	(4,131)	(1,048)
Net cash provided by (used in) investing activities	2,938	(1,048)
Financing activities:
Payments on capital lease financing obligations	(557)	(622)
Payments on term loans	(688)	(45,733)
Proceeds from term loans	—	57,934
Proceeds from exercise of stock options and employee stock purchase plan	2,933	358
Proceeds from issuance of preferred stock upon exercise of warrants	—	55
Payments of deferred offering costs	(650)	(317)
Net cash provided by (used in) financing activities	1,038	11,675
Net increase (decrease) in cash and cash equivalents	(18,804)	4,311
Cash and cash equivalents
Beginning of period	33,636	10,121
End of period	$14,832	$14,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each items’ unique identity, location and authenticity to business and consumer applications. Impinj’s platform spans endpoints, connectivity and software and provides this wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint integrated circuits, or ICs, reader ICs, readers and gateways, and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2016 included Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2017. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position as of June 30, 2017, our results of operations for the three and six month periods ended June 30, 2017 and 2016, and our cash flows for the six month periods ended June 30, 2017 and 2016. The results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other future period.

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

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board, or FASB, issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied on a prospective basis to awards modified on or after the adoption date. We elected to early adopt this new guidance in the second quarter of fiscal year 2017. Adoption of this guidance did not impact our financial position, results of operations or cash flows.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We adopted this guidance on January 1, 2017 for interim and annual goodwill impairment tests. Adoption of this guidance did not impact our financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards Not Yet Adopted

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

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We expect to adopt this guidance on January 1, 2020. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

Cash Equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months at the acquisition date. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands):

	June 30, 2017
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$9,595	$—
Commercial paper	—	999
Short-term investments:
U.S. government agency securities	—	48,863
Corporate notes and bonds	—	7,831
Commercial paper	—	2,990
Total assets measured at fair value	$9,595	$60,683

	December 31, 2016
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$14,065	$—
U.S. government agency securities	—	4,997
Corporate notes and bonds	—	959
Commercial paper	—	2,948
Short-term investments:
U.S. government agency securities	—	36,531
Corporate notes and bonds	—	19,252
Commercial paper	—	11,122
Total assets measured at fair value	$14,065	$75,809

We did not have any Level 3 assets as of June 30, 2017 or December 31, 2016. There were no liabilities measured at fair value as of June 30, 2017 or December 31, 2016.

Note 4. Cash, Cash Equivalents and Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit), while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of June 30, 2017.

The following tables present the amortized cost, gross unrealized gains and losses, and fair value of our cash and cash equivalents and available-for-sale securities as of the dates presented (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$4,238	$—	$—	$4,238
Cash equivalents:
Money market funds	9,595	—	—	9,595
U.S. government agency securities	—	—	—	—
Commercial paper	999	—	—	999
Short-term investments:
U.S. government agency securities	48,909	—	(46)	48,863
Corporate notes and bonds	7,835	—	(4)	7,831
Commercial paper	2,990	—	—	2,990
Total assets measured at fair value	$74,566	$—	$(50)	$74,516

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,667	$—	$—	$10,667
Cash equivalents:
Money market funds	14,065	—	—	14,065
U.S. government agency securities	4,996	1	—	4,997
Corporate notes and bonds	959	—	—	959
Commercial paper	2,948	—	—	2,948
Short-term investments:
U.S. government agency securities	36,535	6	(10)	36,531
Corporate notes and bonds	19,259	2	(9)	19,252
Commercial paper	11,122	—	—	11,122
Total assets measured at fair value	$100,551	$9	$(19)	$100,541

The contractual maturities are due in one year or less on our available-for-sale securities as of June 30, 2017.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$3,270	$5,482
Work-in-process	19,850	5,556
Finished goods	20,299	16,696
Total Inventory	$43,419	$27,734

We manufacture products with various third-party manufacturers. We were committed to purchase $14.1 million of inventory as of June 30, 2017.

Note 6. Debt Facilities

Senior Credit Facility

On April 24, 2017, we amended and restated our loan agreement, or senior credit facility, with Silicon Valley Bank. As amended, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. The revolving credit facility reflects a $10.0 million increase in revolver borrowing capacity and is no longer subject to a borrowing base. Consistent with the prior loan agreement, the term loan will amortize over 36 months beginning on June 1, 2017, following an initial interest-only period, and will mature on May 1, 2020. We retain the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before May 27, 2017, or 1.0% of the outstanding principal amount if prepaid after May 27, 2017, but on or before May 27, 2018. At June 30, 2017, we had no revolver borrowings outstanding and $10.2 million of term loan borrowings outstanding.

The senior credit facility also refinanced the current balance of the equipment loans outstanding in the principal amount of approximately $870,000, or the Equipment A Advance, and $815,000, or the Equipment B Advance, initially borrowed on September 20, 2016 and December 30, 2016, respectively. Beginning on May 1, 2017, the Equipment A Advance will continue to amortize over 29 months, maturing on September 1, 2019, and the Equipment B Advance will continue to amortize over 32 months, maturing on December 1, 2019. We may prepay the equipment loans in full at any time, subject to a prepayment fee equal to 2.0% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was initially borrowed, and 1.0% of the outstanding principal amount if prepaid after the first anniversary, but on or prior to the second anniversary, of the date such equipment loan was initially borrowed. At June 30, 2017, we had $1.6 million equipment loan borrowings outstanding.

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

If our cash and investments in accounts maintained with the lender, plus availability under the revolving credit facility, falls below $50.0 million, the senior credit facility requires that we maintain compliance with (1) maximum adjusted EBITDA loss for the twelve month period ending as of the last day of each fiscal quarter of not greater than $7.5 million and (2) a ratio of unrestricted cash in accounts maintained with the lender plus net accounts receivable, to debt owed to the lender, of not less than 1.5 to 1.0.

At June 30, 2017, $11.8 million of term loan and equipment loans were outstanding, excluding unamortized debt issuance costs of $160,000. The weighted average interest rate was 4.2% at June 30, 2017. The following table presents the scheduled principal maturities as of June 30, 2017 (in thousands):

2017	$2,083
2018	4,167
2019	4,077
2020	1,458
Total	$11,785

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions. We were in compliance with all covenants under our senior credit facility as of June 30, 2017. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

Note 7. Net Income (Loss) Per Share Attributable to Common Stockholders

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(977)	$(254)	$(3,137)	$(2,584)
Less: Accretion of preferred stock	—	(2,825)	—	(5,650)
Net income (loss) attributable to common stockholders	$(977)	$(3,079)	$(3,137)	$(8,234)
Denominator:
Weighted-average common shares outstanding	20,728	4,423	20,591	4,405
Weighted-average unvested shares of common stock subject to repurchase	(92)	(102)	(100)	(111)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — basic and diluted	20,636	4,321	20,491	4,294
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.05)	$(0.71)	$(0.15)	$(1.92)

For the periods presented, the following outstanding options, warrants and shares of preferred stock were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Redeemable convertible preferred stock	—	7,891	—	7,891
Common stock warrants	—	25	—	25
Redeemable convertible preferred stock warrants	—	258	—	258
Unvested shares of common stock subject to repurchase	84	147	84	147
Stock options	2,249	1,845	2,249	1,845

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	our ability to adequately protect our intellectual property; the regulatory regime for our products and services; and
•	our leadership of standards-setting processes.

Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A (Risk Factors).

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

The Impinj platform comprises three layers that together connect items to applications. They are: an endpoint layer, a connectivity layer and a software layer. Within each layer we sell one or more product families. Our platform comprises:

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

Our total revenue was $65.8 million and $47.6 million for the six months ended June 30, 2017 and 2016, respectively. Our net loss was $3.1 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. Our adjusted EBITDA was $1.7 million and $499,000 for the six months ended June 30, 2017 and 2016, respectively. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Results of Operations.”

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

Market Adoption. Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries. The RAIN market is new and evolving and the timing of large scale deployments has led and will likely continue to lead to volatility. In addition, we have limited visibility regarding future demand for our products and platform given the multi-tiered partner channel through which we sell. For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. As another example, as of the date of this report, several large end users that had planned 2017 deployments have delayed or slowed those deployments. Such volatility has and likely will continue to cause fluctuations in our operating results, particularly on a quarterly basis. We plan to continue introducing new platform products and services to grow market adoption. We believe greater adoption of our software will increase the value of the other parts of our platform, which we believe will further drive adoption over the longer term.

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

Average Selling Price. We occasionally discount prices of our products to win opportunities, particularly large opportunities. In future periods we expect our hardware average selling price, or ASPs, to fluctuate based on the level of discounting and competitive price pressures, and generally to decline over time. Historically, we have been able to implement manufacturing and quality improvements that effectively reduce the cost per unit of most of our products, allowing us to maintain, and in some cases increase, gross margins.

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from sales of our endpoint ICs, reader ICs and SIPs, readers and gateways. We sell our products through a broad network of OEMs, ODMs and distribution channel partners; many of these channel partners sell multiple Impinj products. In addition, to take advantage of the benefits associated with our platform, end users must deploy multiple products. As a result, we evaluate our performance primarily on total revenue rather than on the revenue associated with any particular product line.

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

We generally expense research and development costs as we incur them. Costs incurred to develop software for internal use that meet the criteria for capitalization are capitalized in the period incurred and amortized over the estimated useful life of the software, typically three years.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$34,111	$25,988	$65,838	$47,619
Cost of revenue(1)	15,940	12,396	30,899	22,929
Gross profit	18,171	13,592	34,939	24,690
Operating expenses:
Research and development(1)	7,119	5,726	14,462	11,160
Sales and marketing(1)	7,044	5,288	14,380	10,318
General and administrative(1)	4,822	2,356	8,909	4,858
Total operating expenses	18,985	13,370	37,751	26,336
Income (loss) from operations	(814)	222	(2,812)	(1,646)
Interest income (expense) and other income (expense), net	(118)	(436)	(223)	(883)
Income (loss) before tax expense	(932)	(214)	(3,035)	(2,529)
Income tax expense	(45)	(40)	(102)	(55)
Net income (loss)	$(977)	$(254)	$(3,137)	$(2,584)
Net loss attributable to common stockholders	$(977)	$(3,079)	$(3,137)	$(8,234)
Net loss per share attributable to common stockholders — basic and diluted(2)	$(0.05)	$(0.71)	$(0.15)	$(1.92)
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	20,636	4,321	20,491	4,294
Other Financial Data:
Adjusted EBITDA(3)	$1,412	$1,320	$1,658	$499

(1) Includes stock-based compensation as follows:
Cost of revenue	$37	$6	$83	$11
Research and development expense	415	65	898	134
Sales and marketing expense	572	206	1,179	411
General and administrative expense	229	51	463	106
Total stock-based compensation expense	$1,253	$328	$2,623	$662

(2) See note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for an explanation of the calculation of our net loss per share attributable to common stockholders — basic and diluted.

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

Adjusted EBITDA is not prepared in accordance with GAAP and you should not consider it in isolation of, or as an alternative to, measures prepared in accordance with GAAP. In addition, adjusted EBITDA is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are that our adjusted EBITDA:

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

The following table presents a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(977)	$(254)	$(3,137)	$(2,584)
Interest income (expense) and other income (expense), net	118	436	223	883
Income tax expense	45	40	102	55
Depreciation and amortization	973	770	1,847	1,483
Stock-based compensation	1,253	328	2,623	662
Adjusted EBITDA	$1,412	$1,320	$1,658	$499

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Percentages from certain line items do not sum to the subtotal or total line items due to rounding. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.7	47.7	46.9	48.2
Gross profit	53.3	52.3	53.1	51.8
Operating expenses:
Research and development	20.9	22.0	22.0	23.4
Sales and marketing	20.7	20.3	21.8	21.7
General and administrative	14.1	9.1	13.5	10.2
Total operating expenses	55.7	51.4	57.3	55.3
Income (loss) from operations	(2.4)	0.9	(4.3)	(3.5)
Interest income (expense) and other income (expense), net	(0.3)	(1.7)	(0.3)	(1.9)
Income (loss) before tax expense	(2.7)	(0.8)	(4.6)	(5.3)
Income tax expense	(0.1)	(0.2)	(0.2)	(0.1)
Net income (loss)	(2.9)%	(1.0)%	(4.8)%	(5.4)%

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Revenue	$34,111	$25,988	$8,123	31.3%

Revenue increased $8.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily driven by increased demand for our endpoint ICs. Approximately 115% of the $ 8.1 million increase in revenue was attributable to increased shipment volumes of our Monza R6 product family. This increase was partially offset by a decrease in shipment volumes of our Monza 5 product and a decrease in average selling prices of our endpoint ICs. Revenue also increased due to an increase in reader and gateway shipment volumes of 53%; partially offset by a decrease in average selling prices due to sales mix.

Gross Profit

	Three Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$18,171	$13,592	$4,579	33.7%
Gross margin	53.3%	52.3%

Gross profit increased $4.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily attributable to increased shipment volumes of our Monza R6 product family described above. Gross margin increased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by decreases in average selling prices for endpoint ICs, readers and gateways.

Operating Expenses

Research and Development

	Three Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$7,119	$5,726	$1,393	24.3%

Research and development expense increased $1.4 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increases of $1.1 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $200,000 in allocated rent, utilities and depreciation and a decrease of $156,000 in contract design services.

Sales and Marketing

	Three Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$7,044	$5,288	$1,756	33.2%

Sales and marketing expense increased $1.8 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increases of $1.3 million in personnel costs due primarily to growth in the size of our sales team, $129,000 in sales related travel expenses and $191,000 in marketing and advertising costs.

General and Administrative

	Three Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$4,822	$2,356	$2,466	104.7%

General and administrative expense increased $2.5 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increases of $383,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $368,000 in software subscriptions, $116,000 in business insurance, $222,000 in allocated rent, utilities and depreciation and $1.3 million in professional services.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Interest income (expense) and other income (expense), net	$(118)	$(436)	$(318)	(72.9)%

Interest income (expense) and other income (expense), net decreased $318,000 in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an increase in interest income of $136,000 and a decrease in $183,000 in interest expense.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Revenue	$65,838	$47,619	$18,218	38.3%

Revenue increased $18.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily driven by increased demand for our endpoint ICs. More than 110% of the $18.2 million increase in revenue was attributable to increased shipment volumes of our Monza R6 product family. This increase was partially offset by a decrease in shipment volumes of our Monza 5 product and a decrease in average selling prices of our endpoint ICs due to new pricing effective during the first quarter of 2017. Revenue also increased due to an increase in reader and gateway shipment volumes of 37%; partially offset by a decrease in average selling prices due to sales mix.

Gross Profit

	Six Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$34,939	$24,690	$10,249	41.5%
Gross margin	53.1%	51.8%

Gross profit increased $10.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily attributable to increased shipment volumes of our Monza R6 product family described above. Gross margin increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by decreases in average selling prices for endpoint ICs, readers and gateways.

Operating Expenses

Research and Development

	Six Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$14,462	$11,160	$3,302	29.6%

Research and development expense increased $3.3 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increases of $2.6 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $418,000 in allocated rent, utilities and depreciation and $239,000 in consulting services.

Sales and Marketing

	Six Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$14,380	$10,318	$4,062	39.4%

Sales and marketing expense increased $4.1 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increases of $3.0 million in personnel costs due primarily to growth in the size of our sales team, $444,000 in sales related travel expenses, $157,000 in allocated rent, utilities and depreciation and $398,000 in marketing and advertising costs.

General and Administrative

	Six Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$8,909	$4,858	$4,051	83.4%

General and administrative expense increased $4.1 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increases of $923,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $1.8 million in professional services and $1.2 million in allocated rent, utilities and depreciation.

Interest Income (Expense) and Other Income (Expense), Net

	Six Months Ended
	June 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Interest income (expense) and other income (expense), net	$(223)	$(883)	$(660)	(74.7)%

Interest income (expense) and other income (expense), net decreased $660,000 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in interest income of $365,000 and a decrease of $295,000 in interest expense.

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

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and investments of $74.5 million, consisting of cash deposits held at major financial institutions, money market funds and short-term investments in a variety of securities, including U.S. government agencies, corporate notes and bonds and commercial paper. We had working capital of $121.2 million as of June 30, 2017. Historically, we funded our operations principally through the issuance of equity securities or the incurrence of debt. In 2017, our principal uses of cash were funding operations to generate revenue growth, debt service payments, and capital expenditures.

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

If our cash and investments in accounts maintained with the lender, plus availability under the revolving credit facility, falls below $50.0 million, the senior credit facility requires that we maintain compliance with (1) maximum adjusted EBITDA loss for the twelve month period ending as of the last day of each fiscal quarter of not greater than $7.5 million and (2) a ratio of unrestricted cash in accounts maintained with the lender plus net accounts receivable, to debt owed to the lender, of not less than 1.5 to 1.0.

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

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

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$(22,780)	$(6,316)
Net cash used in investing activities	2,938	(1,048)
Net cash provided by (used in) financing activities	1,038	11,675

Operating Cash Flows

For the six months ended June 30, 2017, net cash used in operating activities was $22.8 million. This cash usage was primarily driven by a net loss of $3.1 million, an $8.0 million increase in accounts receivable due to increased revenue and the timing of product shipments period over period, a $15.7 million increase in inventory to meet growing demand for our products and a $2.3 million net decrease in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. Partially offsetting these uses of cash in operations were benefits of a $4.6 million impact of non-cash items, an $857,000 net increase in deferred rent, a $724,000 decrease in prepaid expenses and other assets and a $196,000 increase in deferred revenue.

 For the six months ended June 30, 2016, net cash used in operating activities was $6.3 million. This cash usage was primarily driven by a net loss of $2.6 million, a $7.4 million increase in inventory, a $2.7 million increase in accounts receivable and a $621,000 increase in prepaid expenses and other assets. Partially offsetting these uses of cash in operations were benefits of a $2.1 million net impact of non-cash items, and a $4.9 million net increase in accounts payable, accrued liabilities and accrued compensation and benefits.

Investing Cash Flows

For the six months ended June 30, 2017, net cash provided by investing activities was $2.9 million. This cash benefit was driven by maturities of investments of $24.4 million. These maturities were partially offset by purchases of investments and equipment of $17.3 million and $4.1 million, respectively.

 For the six months ended June 30, 2016, net cash used in investing activities was $1.0 million. This cash usage was driven by purchases of equipment of $1.0 million.

Financing Cash Flows

For the six months ended June 30, 2017, net cash provided by financing activities was $1.0 million. This cash benefit consisted of proceeds of $2.9 million from the exercise of stock options and employee stock purchase plan. These proceeds were partially offset by payments of offering costs of $650,000, payments of $557,000 for capital lease financing obligations and repayments of indebtedness of $688,000 of principal under our senior credit facility.

For the six months ended June 30, 2016, net cash provided by financing activities was $11.7 million. This cash benefit consisted of proceeds of borrowings of $57.9 million, and proceeds from the exercise of stock options and warrants of $413,000. These proceeds were partially offset by repayments of indebtedness of $45.7 million of principal under our senior credit facility, payments of $622,000 for capital lease financing obligations and payments of $317,000 for deferred offering costs.

Contractual Obligations

As of June 30, 2017, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We had cash, cash equivalents and short-term investments of $74.5 million and $100.5 million as of June 30, 2017 and December 31, 2016, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of June 30, 2017, our borrowings under our senior credit facility had a blended rate of 4.2%. Assuming the revolver borrowings under the senior credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring July 1, 2017 and sustained throughout the period ended June 30, 2018, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $345,000.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

During the three months ended June 30, 2017, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the operating effectiveness of controls, and the previously disclosed material weakness remained unremediated as of June 30, 2017.

Changes in Internal Control over Financial Reporting

Besides the above changes related to remediation efforts, there were no changes in our internal control over financial reporting identified during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The RAIN market is relatively new and, to a large extent, unproven. RAIN technology and product adoption, including that of Impinj’s products and platform, will depend on numerous factors, including:

•	whether end users embrace the benefits we believe RAIN offers, and if so whether RAIN will achieve and sustain high demand and market adoption;
•	whether end users perceive that the benefits of RAIN adoption outweigh the cost and time to install, replace or modify their existing systems and processes; and
•	whether the technological capabilities of RAIN products and applications meet end users’ current or anticipated needs.

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated in late 2010 and early 2011, but then decelerated, in part, we believe, due to a patent infringement lawsuit filed by Round Rock Research in 2011 against several large retailers and other end users. Round Rock settled with RAIN suppliers in late 2013, however the end users that were parties to the lawsuit did not finalize their settlements with Round Rock until early 2015. Near-term RAIN adoption depends on large organizations with market influence, particularly in the retail industry, continuing to deploy RAIN solutions. Long-term RAIN market growth will depend on adoption by other industries and government agencies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits, or may decide to defer near term RAIN adoption in favor of a more comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

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

If retailers or other early adopters fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in July 2012, J.C. Penney Company, Inc. announced plans to connect every item in their stores by February 2013; however, they subsequently stopped the RAIN deployment after experiencing challenging financial results and a change in senior management. Other retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and the platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

If we are unsuccessful in fostering meaningful adoption of our products and platform by end users other than retailers, our business prospects may be adversely affected.

We expect end users to deploy our platform in sectors beyond retail, including, for example, healthcare and logistics. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these other sectors, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000 and only first became profitable in 2013. We had a net loss of $3.1 million for the six months ended June 30, 2017 and an accumulated deficit of $190.3 million as of June 30, 2017. Our ability to increase or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

End users drive demand for our products. Because we sell nearly all of our products through channel partners, our ability to determine end-user demand is limited. For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. As another example, as of the date of this report several large end users that had planned 2017 deployments have delayed or slowed those deployments, leading us to reduce expectations for endpoint IC growth for the year. Although we expect future-period endpoint IC growth rates to return to a more-typical CAGR, roughly in-line with the growth expectations of RAIN industry analysts, volatile sales in the short term make accurate forecasting difficult. In addition, we rely on our channel partners to integrate our products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results and revenue include:

•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the available supply of our products;
•	variations in the quality of our products and return rates;
•	declines in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or Impinj’s products or platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

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

Some of our competitors may devote more resources than we can to the development, promotion, sale and support of their products. Our competitors include companies that have much greater financial, operating, research and development, marketing and other resources than us. These competitors may discount their products to gain market share. In doing so, they could simply accept smaller margins or they could maintain margins by achieving cost savings through better, more efficient designs or production methods. To gain share, competitors could also bundle near-field communication, or NFC, products with RAIN products, or stationary readers with handheld readers. New competitors could enter the gateway market or develop RAIN platforms or solutions. Larger or more established companies may deliver and directly compete with our products or platform. Smaller companies could launch new products and applications we do not offer and could gain market acceptance quickly. Moreover, consolidation in the RAIN industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products.

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

Manufacturing capacity may not be available when we need it or at reasonable prices. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy demand for all customers, causing some customers to purchase from alternative suppliers even as we increased our wafer orders from TSMC, ramped up our wafer post-processing and rebuilt our inventory. In response to any future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory.

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

A successful end-user RAIN deployment requires not only tags and readers or gateways, but integration with information systems and applications that derive business value from endpoint data. Unless technology providers continue developing and advancing business-analytics tools, and end users install or enhance their information systems and applications to use these tools, deployments of RAIN products and applications could stall. Our efforts to foster development and deployment of these tools by providing software that delivers item-level data could fail. In addition, our guidance to business-analytics tool providers for integrating our products with their tools could prove ineffective.

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

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in demand for our endpoint ICs, and if demand for them declines, our business and operating results will be adversely affected. In addition, the continued adoption of our endpoint ICs and maintaining demand for them derives in part from our ability to demonstrate the benefits of using them with our reader ICs and SIPs, readers and gateways to achieve superior performance. If we are not successful in establishing the benefits of using our products and platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

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

Given the technical and business requirements against which end users evaluate RAIN and our products and platform, our business results and prospects could suffer if we are unable to make our products and our platform easy to deploy. To demonstrate the benefits of our platform, or layers of it, in fulfilling business needs and to develop deployment methods to meet those needs, we frequently enter into proof-of-concept deployments, or POCs, with prospective end users. These POCs can extend for relatively long periods of time, and their ultimate outcome can be mixed for a variety of reasons, including changes in end-user business requirements, changes in end-user commitment to the POC as well as deployment challenges. If we fail to deliver deployable solutions through POCs or otherwise, adoption of our products and platform could be adversely affected and our reputation and our business prospects could suffer.

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

Significant developments stemming from the current U.S. presidential administration’s priorities or initiatives, or the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

In January 2017, Mr. Donald J. Trump was inaugurated as president of the United States. President Trump’s administration has since notified Congress of its intentions to begin renegotiating NAFTA, and withdrawn the United States from negotiations for the TPP; he has also previously proposed restrictions on free trade generally and significant increases in tariffs on goods imported into the United States, particularly from China; and he has expressed an intention to review policies regarding, and possibly restrict, immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, immigration to the United States and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business, in many ways only some of which we can identify as of the date of this report.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU, and in March 2017 the United Kingdom began the official process to leave the EU by April 2019. This action has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to leave the EU. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of June 30, 2017, this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended and restated in April 2017, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. At June 30, 2017, we had $10.2 million term loan borrowings outstanding, no revolver borrowings outstanding and $1.6 million equipment loan borrowings outstanding.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $16.36 to $60.85 through July 31, 2017. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of July 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 38.6% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Use of Proceeds

On July 20, 2016, our registration statement on Form S-1 (No. 333-211779) was declared effective for our initial public offering, or IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus dated July 20, 2016 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As of June 30, 2017, we have used an estimated $24.2 million of the proceeds from our IPO for working capital, the principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and other general corporate purposes. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as U.S. government agencies, corporate notes and bonds and money market funds.

Item 5.Other Information

Executive Compensation

On August 11, 2017, the compensation committee of our board of directors approved an increase in the annual base salaries for each of our named executive officers, effective as of July 3, 2017. For additional information, please see the section captioned “Executive Compensation” of our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 21, 2017.

		Base Salary
Name	Title	2017
Chris Diorio	Chief Executive Officer	$365,000
Eric Brodersen	President and Chief Operating Officer	330,000
Evan Fein	Chief Financial Officer	290,000

The compensation committee also approved grants of 100,000, 50,000 and 35,000 options to purchase common stock to Dr. Diorio, Mr. Brodersen and Mr. Fein, respectively. The options have an exercise price of $33.77 per share and vest as follows: one-fourth of the shares subject to the option vest on the one-year anniversary of the vesting commencement date and 1/48th of the shares subject to the option vest each month thereafter. In addition, the compensation committee approved increases in the bonus opportunities for Dr. Diorio and Mr. Brodersen. Prior to the change Dr. Diorio and Mr. Brodersen were eligible to receive a performance-based target bonus under our 2017 Bonus Program of up to 70% and 60% of his base salary, respectively, with opportunities for over-achievement. The compensation committee increased these percentages for Dr. Diorio and Mr. Brodersen to 85% and 75%, respectively. The performance and over-achievement goals for these officers are related to various corporate objectives, including continued revenue growth. The 2017 bonus opportunity for each executive will reflect the 2016 rate as it applied up to July 3, 2017, and the new rate after that date.

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

Impinj, Inc.

Date: August 14, 2017	By:	/s/ Evan Fein
Evan Fein Chief Financial Officer (principal financial and accounting officer and duly authorized signatory)

Exhibit Index

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

10.1+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan				X

10.2	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2017, by and between Impinj, Inc. and Silicon Valley Bank	8-K	4/26/2017	99.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.
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