Form 10-Q
period 2017-09-30
IMPINJ INC
filed 2017-11-09
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 20,958,313 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$17,558	$33,636
Short-term investments	44,916	66,905
Accounts receivable, net	25,610	17,447
Inventory	45,817	27,734
Prepaid expenses and other current assets	2,585	3,004
Total current assets	136,486	148,726
Property and equipment, net	17,715	14,929
Other non-current assets	171	—
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$158,253	$167,536
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$2,843	$7,166
Accrued compensation and employee related benefits	3,770	7,647
Accrued liabilities	5,227	6,098
Current portion of long-term debt	4,083	2,589
Current portion of capital lease obligations	1,017	1,130
Current portion of deferred rent	536	306
Current portion of deferred revenue	756	445
Total current liabilities	18,232	25,381
Long-term debt, net of current portion	6,524	9,676
Capital lease obligations, net of current portion	964	1,698
Long-term liabilities — other	836	770
Deferred rent, net of current portion	5,769	5,022
Deferred revenue, net of current portion	485	966
Total liabilities	32,810	43,513
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 20,955 and 20,336 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	320,630	311,216
Accumulated other comprehensive income (loss)	(17)	(10)
Accumulated deficit	(195,191)	(187,203)
Total stockholders' equity	125,443	124,023
Total liabilities and stockholders' equity	$158,253	$167,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$32,599	$31,013	$98,437	$78,632
Cost of revenue	15,606	14,638	46,505	37,567
Gross profit	16,993	16,375	51,932	41,065
Operating expenses:
Research and development	8,846	6,622	23,308	17,782
Sales and marketing	8,107	5,584	22,487	15,902
General and administrative	4,723	3,356	13,632	8,214
Total operating expenses	21,676	15,562	59,427	41,898
Income (loss) from operations	(4,683)	813	(7,495)	(833)
Interest income (expense) and other income (expense), net	(118)	38	(341)	(845)
Income (loss) before tax expense	(4,801)	851	(7,836)	(1,678)
Income tax expense	(50)	(43)	(152)	(98)
Net income (loss)	$(4,851)	$808	$(7,988)	$(1,776)
Less: Accretion of preferred stock	—	(608)	—	(6,258)
Net income (loss) attributable to common stockholders	$(4,851)	$200	$(7,988)	$(8,034)
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.23)	$0.01	$(0.39)	$(1.01)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	20,826	15,318	20,604	7,991
Diluted	20,826	16,859	20,604	7,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,851)	$808	$(7,988)	$(1,776)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	33	—	(7)	—
Total other comprehensive income (loss)	33	—	(7)	—
Comprehensive income (loss)	$(4,818)	$808	$(7,995)	$(1,776)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income (loss)	$(7,988)	$(1,776)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,868	2,143
Amortization and write-off of debt issuance costs	72	220
Amortization of premium on short-term investments	120	—
Revaluation of warrant liability	—	(559)
Stock-based compensation	4,763	1,417
Changes in operating assets and liabilities:
Accounts receivable	(8,138)	(4,617)
Inventory	(18,083)	(8,649)
Prepaid expenses and other assets	278	(479)
Deferred revenue	(170)	(27)
Deferred rent	977	79
Accounts payable	(4,125)	377
Accrued compensation and benefits	(3,745)	1,118
Accrued liabilities	117	1,254
Net cash provided by (used in) operating activities	(33,054)	(9,499)
Investing activities:
Purchases of investments	(28,887)	(14,116)
Proceeds from maturities of investments	50,726	—
Purchases of property and equipment	(6,156)	(2,327)
Net cash provided by (used in) investing activities	15,683	(16,443)
Financing activities:
Proceeds from initial public offering, net of offering costs	—	68,808
Payments on capital lease financing obligations	(847)	(954)
Payments on term loans	(1,730)	(65,233)
Proceeds from term loans	—	60,517
Proceeds from exercise of stock options and employee stock purchase plan	4,520	556
Proceeds from issuance of preferred stock upon exercise of warrants	—	62
Payments of deferred offering costs	(650)	—
Net cash provided by (used in) financing activities	1,293	63,756
Net increase (decrease) in cash and cash equivalents	(16,078)	37,814
Cash and cash equivalents
Beginning of period	33,636	10,121
End of period	$17,558	$47,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Impinj’s platform spans endpoints, connectivity and software and provides this wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint integrated circuits, or ICs, reader ICs, readers and gateways, and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position as of September 30, 2017, our results of operations for the three and nine month periods ended September 30, 2017 and 2016, and our cash flows for the nine month periods ended September 30, 2017 and 2016. The results for the three and nine months periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other future period.

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

Recently Issued Accounting Standards Not Yet Adopted

In January 2017, the FASB issued guidance to narrow the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We expect to adopt this guidance on January 1, 2018. While we continue to assess all potential impacts of this new standard, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We expect to adopt this guidance on January 1, 2020. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we continue to assess all potential impacts of this new standard, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. While we continue to assess all potential impacts of this new standard, we anticipate this standard will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. However, we do not expect the adoption to have a significant impact on our results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of this guidance is for interim and annual reporting periods beginning after December 15, 2017, early adoption is not permitted, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We currently expect to adopt the new revenue standards on January 1, 2018 utilizing the full retrospective transition method. While we continue to assess all potential impacts of this new standard, we currently do not expect adoption to have a material impact on revenues and the cost of sales commissions. We continue to implement key control activities related to the new guidance, particularly related to evaluating the impact of the standard on new products or products with more than one performance obligation and the new disclosure requirements. Further, we have concluded that upon adoption of the new guidance, we will not need to implement new information technology systems. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations, cash flows and financial statement disclosures.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands):

	September 30, 2017
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$8,584	$—
Commercial paper	—	1,998
Short-term investments:
U.S. government agency securities	—	30,383
Corporate notes and bonds	—	6,564
Commercial paper	—	7,969
Total	$8,584	$46,914

	December 31, 2016
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$14,065	$—
U.S. government agency securities	—	4,997
Corporate notes and bonds	—	959
Commercial paper	—	2,948
Short-term investments:
U.S. government agency securities	—	36,531
Corporate notes and bonds	—	19,252
Commercial paper	—	11,122
Total	$14,065	$75,809

We did not have any Level 3 assets as of September 30, 2017 or December 31, 2016. There were no liabilities measured at fair value as of September 30, 2017 or December 31, 2016.

Note 4. Cash, Cash Equivalents and Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. Our investments are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification.

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale securities as of the dates presented (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,976	$—	$—	$6,976
Cash equivalents:
Money market funds	8,584	—	—	8,584
Commercial Paper	1,998	—	—	1,998
Short-term investments:
U.S. government agency securities	30,397	—	(14)	30,383
Corporate notes and bonds	6,567	—	(3)	6,564
Commercial Paper	7,969	—	—	7,969
Total	$62,491	$—	$(17)	$62,474

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,667	$—	$—	$10,667
Cash equivalents:
Money market funds	14,065	—	—	14,065
U.S. government agency securities	4,996	1	—	4,997
Corporate notes and bonds	959	—	—	959
Commercial paper	2,948	—	—	2,948
Short-term investments:
U.S. government agency securities	36,535	6	(10)	36,531
Corporate notes and bonds	19,259	2	(9)	19,252
Commercial paper	11,122	—	—	11,122
Total	$100,551	$9	$(19)	$100,541

The contractual maturities are due in one year or less on our available-for-sale securities as of September 30, 2017.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$2,108	$5,482
Work-in-process	20,693	5,556
Finished goods	23,016	16,696
Total	$45,817	$27,734

Note 6. Stock-Based Awards

Option Awards

The following table summarizes option award activity for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2016	2,310	$8.84
Granted	1,237	36.36
Exercised	(425)	3.47
Forfeited or Cancelled	(208)	11.57
Outstanding at September 30, 2017	2,914	21.10	8.25	60,704
Vested and exercisable at September 30, 2017	923	5.53	6.16	33,292

As of September 30, 2017, there was a total of $27.7 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years.

Unvested Shares

The following table summarizes activity of unvested shares of our common stock for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Shares Outstanding
	Number Of Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2016	118	$3.30
Issued	1	4.71
Vested	(51)	2.50
Repurchased	(2)	3.08
Outstanding at September 30, 2017	66	3.93

Restricted Stock Units

The following table summarizes activity for restricted stock units for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Shares Outstanding
	Number Of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	12	46.53
Outstanding at September 30, 2017	12	46.53

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation expense over the vesting period. As of September 30, 2017, there was $397,000 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.0 years.

Share-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$62	$28	$145	$39
Research and development expense	652	282	1,550	416
Sales and marketing expense	921	343	2,100	754
General and administrative expense	505	102	968	208
Total	$2,140	$755	$4,763	$1,417

Note 7. Commitments and Contingencies

Lease Commitments

We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods, tenant improvement allowances and escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended September 30, 2017 and 2016 was $957,000 and $748,000, respectively. Operating lease expense for the nine months ended September 30, 2017 and 2016 was $2.4 million and $2.1 million, respectively.

We lease a portion of our property and equipment under capital leases, which include options allowing us to purchase the equipment at the end of the lease term.

The following table presents future minimum lease payments under operating and capital leases as of September 30, 2017 (in thousands):

	Operating	Capital
2017	$737	$304
2018	4,219	1,047
2019	4,252	575
2020	4,379	271
2021	4,511	—
Thereafter	18,020	—
Total minimum lease payments	$36,118	$2,197
Less: Portion representing interest		(216)
Present value of capital lease obligations		1,981
Less: Current portion of capital lease obligations		(1,017)
Capital lease obligations net of current portion		$964

Indemnifications

In the normal course of business, we periodically enter into agreements that require us to indemnify either customers or suppliers for specific risks. While we cannot estimate our maximum exposure under these indemnification provisions, we do not expect them to have a material impact on our consolidated results of operations or financial condition.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $14.8 million of inventory as of September 30, 2017.

Note 8. Debt Facilities

Senior Credit Facility

On April 24, 2017, we amended and restated our loan agreement, or senior credit facility, with Silicon Valley Bank. As amended, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. The revolving credit facility reflects a $10.0 million increase in revolver borrowing capacity and is no longer subject to a borrowing base. Consistent with the prior loan agreement, the term loan will amortize over 36 months beginning on June 1, 2017, following an initial interest-only period, and will mature on May 1, 2020. We retain the ability to prepay the term loan at any time, subject to a prepayment fee of 1.0% of the outstanding principal amount if prepaid on or before May 27, 2018. At September 30, 2017, we had no revolver borrowings outstanding and $9.3 million of term loan borrowings outstanding.

The senior credit facility also refinanced the current balance of the equipment loans outstanding in the principal amount of approximately $870,000, or the Equipment A Advance, and $815,000, or the Equipment B Advance, initially borrowed on September 20, 2016 and December 30, 2016, respectively. Beginning on May 1, 2017, the Equipment A Advance will continue to amortize over 29 months, maturing on September 1, 2019, and the Equipment B Advance will continue to amortize over 32 months, maturing on December 1, 2019. We may prepay the equipment loans in full at any time, subject to a prepayment fee equal to 2.0% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was initially borrowed, and 1.0% of the outstanding principal amount if prepaid after the first anniversary, but on or prior to the second anniversary, of the date such equipment loan was initially borrowed. At September 30, 2017, we had $1.4 million equipment loan borrowings outstanding.

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

At September 30, 2017, $10.7 million of term loan and equipment loans were outstanding, excluding unamortized debt issuance costs of $136,000. The weighted average interest rate was 4.2% at September 30, 2017. The following table presents the scheduled principal maturities as of September 30, 2017 (in thousands):

2017	$1,041
2018	4,167
2019	4,077
2020	1,458
Total	$10,743

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions. We were in compliance with all covenants under our senior credit facility as of September 30, 2017. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

Note 9. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(4,851)	$808	$(7,988)	$(1,776)
Less: Accretion of preferred stock	—	(608)	—	(6,258)
Net income (loss) attributable to common stockholders	$(4,851)	$200	$(7,988)	$(8,034)
Denominator:
Weighted-average common shares outstanding	20,900	15,460	20,695	8,117
Weighted-average unvested shares of common stock subject to repurchase	(74)	(142)	(91)	(126)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — basic	20,826	15,318	20,604	7,991
Effects of potentially dilutive securities:
Weighted-average unvested shares of common stock subject to repurchase	—	141	—	—
Stock options	—	1,400	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — diluted	20,826	16,859	20,604	7,991
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.23)	$0.01	$(0.39)	$(1.01)

The following table presents the outstanding options, warrants and shares of preferred stock excluded from the computation of diluted net income (loss) per share attributable to common stockholders as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Redeemable convertible preferred stock	—	—	—	—
Common stock warrants	—	—	—	—
Redeemable convertible preferred stock warrants	—	—	—	—
Unvested shares of common stock subject to repurchase	66	—	66	141
Stock options	2,942	35	2,942	2,272

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•

Connectivity. Our connectivity layer comprises a family of gateways, readers, reader ICs and modules that wirelessly identify, locate, authenticate and engage endpoints via RAIN. These gateways, readers, reader ICs and modules read, write, authenticate or otherwise engage endpoint ICs.

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

We manage our business using a capital-efficient operating model that leverages third-party semiconductor foundries and subcontractors to produce and test our ICs and contract manufacturers to assemble and test our modules, readers and gateways. We designed this production model to scale efficiently with volume. We leverage a partner channel comprising original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, distributors, system integrators, or SIs, value-added resellers, or VARs, and software-solution partners to deliver our products and scale revenue.

Our total revenue was $98.4 million and $78.6 million for the nine months ended September 30, 2017 and 2016, respectively. Our net loss was $8.0 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. Our adjusted EBITDA was $136,000 and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Results of Operations.”

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

Market Adoption. Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries. The RAIN market is new and evolving and the timing of large scale deployments, particularly in the retail industry, has led and will likely continue to lead to volatility. In addition, we have limited visibility regarding future demand for our products and platform given the multi-tiered partner channel through which we sell. For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. As another example, in the second quarter of 2017 several large end users that had planned 2017 deployments delayed or slowed those deployments and as of the date of this report, they had not yet changed key posture with respect to such deployments. Such volatility has and likely will continue to cause fluctuations in our operating results, particularly on a quarterly basis. We plan to continue introducing new platform products and services to grow market adoption. We believe greater adoption of our software will increase the value of the other parts of our platform, which we believe will further drive adoption over the longer term.

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

Inventory Supply. From time to time we may experience excess inventory levels or shortages of products available for sale.  High inventory levels and potential obsolescence could result in unexpected expenses or increases in reserves that could adversely affect our business. In periods of rapidly increasing demand, lead times for our products can be lengthy causing us to occasionally experience product shortages. If we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could potentially lose market share and damage our customer relationships.

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from sales of our endpoint ICs, reader ICs and modules, readers and gateways. We sell our products through a broad network of OEMs, ODMs and distribution channel partners; many of these channel partners sell multiple Impinj products. In addition, to take advantage of the benefits associated with our platform, end users must deploy multiple products. As a result, we evaluate our performance primarily on total revenue rather than on the revenue associated with any particular product line.

For our endpoint ICs, reader ICs and modules, we generally recognize revenue upon shipment because the relevant criteria for revenue recognition are met at that time. For our reader and gateway products, which are occasionally sold with other products and support, we allocate revenue to each separate deliverable on a relative fair-value basis and generally recognize revenue upon shipment or defer and recognize revenue ratably over the contract service period. We believe software revenue will grow over time, but it has not been material to date, and we expect modest software revenue for the foreseeable future.

Cost of Revenue and Gross Margin

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs and modules, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. We outsource manufacturing of our modules, readers and gateways to third-party contract manufacturers, and our costs for these devices are based on negotiated prices for finished goods. Cost of revenue also includes charges for inventory write-downs, warranty costs, accrued losses on purchase commitments to third-party contract manufacturers and allocated overhead costs. Our gross margins vary by product, with endpoint IC margins generally lower than total gross margins, and all other hardware and software product margins generally higher than total gross margins. As such, our total gross margin varies from period to period as a function of product mix. In addition, if endpoint IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity or in response to competition, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on the product mix for the applicable period. Historical total gross margin has remained relatively consistent at between 50% and 55% for the interim and annual periods during the last three fiscal years.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$32,599	$31,013	$98,437	$78,632
Cost of revenue(1)	15,606	14,638	46,505	37,567
Gross profit	16,993	16,375	51,932	41,065
Operating expenses:
Research and development(1)	8,846	6,622	23,308	17,782
Sales and marketing(1)	8,107	5,584	22,487	15,902
General and administrative(1)	4,723	3,356	13,632	8,214
Total operating expenses	21,676	15,562	59,427	41,898
Income (loss) from operations	(4,683)	813	(7,495)	(833)
Interest income (expense) and other income (expense), net	(118)	38	(341)	(845)
Income (loss) before tax expense	(4,801)	851	(7,836)	(1,678)
Income tax expense	(50)	(43)	(152)	(98)
Net income (loss)	$(4,851)	$808	$(7,988)	$(1,776)
Net loss attributable to common stockholders	$(4,851)	$200	$(7,988)	$(8,034)
Net loss per share attributable to common stockholders — basic and diluted(2)	$(0.23)	$0.01	$(0.39)	$(1.01)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	20,826	15,318	20,604	7,991
Diluted	20,826	16,859	20,604	7,991
Other Financial Data:
Adjusted EBITDA(3)	$(1,522)	$2,227	$136	$2,727

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
(1) Includes stock-based compensation as follows:
Cost of revenue	$62	$28	$145	$39
Research and development expense	652	282	1,550	416
Sales and marketing expense	921	343	2,100	754
General and administrative expense	505	102	968	208
Total stock-based compensation expense	$2,140	$755	$4,763	$1,417

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

The following table presents a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(4,851)	$808	$(7,988)	$(1,776)
Interest income (expense) and other income (expense), net	118	(38)	341	845
Income tax expense	50	43	152	98
Depreciation and amortization	1,021	659	2,868	2,143
Stock-based compensation	2,140	755	4,763	1,417
Adjusted EBITDA	$(1,522)	$2,227	$136	$2,727

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Percentages from certain line items do not sum to the subtotal or total line items due to rounding. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.9	47.2	47.2	47.8
Gross profit	52.1	52.8	52.8	52.2
Operating expenses:
Research and development	27.1	21.4	23.7	22.6
Sales and marketing	24.9	18.0	22.8	20.2
General and administrative	14.5	10.8	13.8	10.4
Total operating expenses	66.5	50.2	60.4	53.3
Income (loss) from operations	(14.4)	2.6	(7.6)	(1.1)
Interest income (expense) and other income (expense), net	(0.4)	0.1	(0.3)	(1.1)
Income (loss) before tax expense	(14.7)	2.7	(8.0)	(2.1)
Income tax expense	(0.2)	(0.1)	(0.2)	(0.1)
Net income (loss)	(14.9)%	2.6%	(8.1)%	(2.3)%

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Revenue	$32,599	$31,013	$1,586	5.1%

Revenue increased $1.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily attributable to increased demand for our readers and gateways. Shipment volumes increased 68% for readers and gateways; partially offset by a decrease in the average selling prices primarily due to product mix. Shipment volumes increased 61% for our Monza R6 product family, however the increase in revenue was more than offset by a 54% decrease in shipment volumes for our Monza 5 product and a decrease in the average selling prices of our endpoint ICs due to the competitive environment and product mix.

Gross Profit

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$16,993	$16,375	$618	3.8%
Gross margin	52.1%	52.8%

Gross profit increased $618,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily attributable to increased demand for our readers and gateways mentioned above. Gross margin decreased in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to decreases in average selling prices for endpoint ICs; partially offset by product mix within endpoint ICs and volume pricing discounts from suppliers of our endpoint ICs. Gross margin also decreased due to a decrease in average selling prices for readers and gateways as we substituted higher cost products to meet customer demand; partially offset by an increase in the percentage of total revenue attributable to readers and gateways, which generally have higher margins.

Operating Expenses

Research and Development

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$8,846	$6,622	$2,224	33.6%

Research and development expense increased $2.2 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increases of $658,000 in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $1.1 million in contract design services and $424,000 in consulting services.

Sales and Marketing

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$8,107	$5,584	$2,523	45.2%

Sales and marketing expense increased $2.5 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increases of $1.6 million in personnel costs due primarily to growth in the size of our sales team, $308,000 in sales-related travel expenses and $234,000 in marketing and advertising costs and $134,000 in professional services.

General and Administrative

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$4,723	$3,356	$1,367	40.7%

General and administrative expense increased $1.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increases of $167,000 in personnel costs driven primarily by growth in headcount in shared corporate services, $142,000 in software subscriptions, $130,000 in business insurance, $392,000 in allocated rent, utilities and depreciation and $499,000 in professional services.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Interest income (expense) and other income (expense), net	$(118)	$38	$(156)	(410.5)%

Interest income (expense) and other income (expense), net decreased $156,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a decrease of $121,000 in interest expense and $467,000 in changes in the fair value of outstanding convertible preferred stock warrants, partially offset by an increase in interest income of $142,000 and a decrease of $109,000 in write-off of unamortized debt issuance costs.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Revenue	$98,437	$78,632	$19,805	25.2%

Revenue increased $19.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily attributable to increased demand for our endpoint ICs as well as readers and gateways. Shipment volumes increased 140% for our Monza R6 product family; partially offset by a 47% decrease in shipment volumes for our Monza 5 product and a decrease in the average selling prices of our endpoint ICs due to the competitive environment and product mix. Shipment volumes increased 47% for readers and gateways; partially offset by a decrease in the average selling prices due to product mix.

Gross Profit

	Nine Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$51,932	$41,065	$10,867	26.5%
Gross margin	52.8%	52.2%

Gross profit increased $10.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily attributable to increased demand for our endpoint ICs and readers and gateways mentioned above. Gross margin increased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to product mix within endpoint ICs and volume pricing discounts from suppliers of our endpoint ICs; partially offset by decreases in average selling prices for our endpoint ICs. Gross margin also increased due to an increase in the percentage of total revenue attributable to readers and gateways, which generally have higher margins; partially offset a by decrease in average selling prices as during the third quarter of 2017 we substituted higher cost products to meet customer demand.

Operating Expenses

Research and Development

	Nine Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$23,308	$17,782	$5,526	31.1%

Research and development expense increased $5.5 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increases of $3.2 million in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives, $1.0 million in contract design services, $235,000 in allocated rent, utilities and depreciation, $243,000 in software subscriptions and $663,000 in consulting services.

Sales and Marketing

	Nine Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$22,487	$15,902	$6,585	41.4%

Sales and marketing expense increased $6.6 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increases of $4.6 million in personnel costs due primarily to growth in the size of our sales team, $752,000 in sales-related travel expenses, $173,000 in allocated rent, utilities and depreciation, $212,000 in software subscriptions, $631,000 in marketing and advertising costs and $202,000 in professional services.

General and Administrative

	Nine Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$13,632	$8,214	$5,418	66.0%

General and administrative expense increased $5.4 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increases of $1.1 million in personnel costs driven primarily by growth in headcount in shared corporate services, $600,000 in software subscriptions, $363,000 in business insurance, $851,000 in allocated rent, utilities and depreciation and $2.4 million in professional services.

Interest Income (Expense) and Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Interest income (expense) and other income (expense), net	$(341)	$(845)	$504	(59.6)%

Interest income (expense) and other income (expense), net increased $504,000 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in interest income of $666,000, a decrease of $417,000 in interest expense and a decrease of $109,000 in write-off of unamortized debt issuance costs, partially offset by $560,000 in changes in the fair value of outstanding convertible preferred stock warrants.

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

In 2015 and 2016, our lengthy endpoint IC lead times may have masked the existence of seasonality in retail RAIN deployments. In 2017 and future periods, we may experience seasonal slowdowns in retail deployments as retailers prioritize holiday sales execution.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and investments of $62.5 million, consisting of cash deposits held at major financial institutions, money market funds and short-term investments in a variety of securities, including U.S. government agencies, corporate notes and bonds and commercial paper. We had working capital of $118.3 million as of September 30, 2017. Historically, we funded our operations principally by issuing equity securities or incurring debt. In 2017, our principal uses of cash were funding operations to capture our market opportunity, investments in inventory to ensure our ability to meet customer demand, debt service payments, and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

On April 24, 2017, we amended and restated our loan agreement, or senior credit facility, with Silicon Valley Bank. As amended, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. The revolving credit facility reflects a $10.0 million increase in revolver borrowing capacity and is no longer subject to a borrowing base. We retain the ability to prepay the term loan at any time, subject to a prepayment fee of 1.0% of the outstanding principal amount if prepaid on or before May 27, 2018.

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

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$(33,054)	$(9,499)
Net cash provided by (used in) investing activities	15,683	(16,443)
Net cash provided by (used in) financing activities	1,293	63,756

Operating Cash Flows

For the nine months ended September 30, 2017, net cash used in operating activities was $33.1 million. This cash usage was primarily driven by a net loss of $8.0 million, an $8.1 million increase in accounts receivable due to increased revenue and the timing of product shipments period over period, an $18.1 million increase in inventory to meet projected demand for our products and a $7.8 million net decrease in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. Partially offsetting these uses of cash in operations were benefits of a $7.8 million impact of non-cash items, an $977,000 net increase in deferred rent, a $278,000 decrease in prepaid expenses and other assets and a $170,000 increase in deferred revenue.

For the nine months ended September 30, 2016, net cash used in operating activities was $9.5 million. This cash usage was primarily driven by a net loss of $1.8 million, a $8.6 million increase in inventory, a $4.6 million increase in accounts receivable and a $479,000 increase in prepaid expenses and other assets. Partially offsetting these uses of cash in operations were benefits of a $3.2 million net impact of non-cash items, and a $2.8 million net increase in accounts payable, accrued liabilities and accrued compensation and benefits.

Investing Cash Flows

For the nine months ended September 30, 2017, net cash provided by investing activities was $15.7 million. This cash benefit was driven by investment maturities of $50.7 million. These maturities were partially offset by purchases of investments and equipment of $28.9 million and $6.2 million, respectively.

For the nine months ended September 30, 2016, net cash used in investing activities was $16.4 million. This cash usage was driven by purchases of investments and equipment of $14.1 million $2.3 million, respectively.

Financing Cash Flows

For the nine months ended September 30, 2017, net cash provided by financing activities was $1.3 million. This cash benefit consisted of proceeds of $4.5 million from the exercise of stock options and employee stock purchase plan. These proceeds were partially offset by payments of offering costs of $650,000, payments of $847,000 for capital lease financing obligations and repayments of indebtedness of $1.7 million of principal under our senior credit facility.

For the nine months ended September 30, 2016, net cash provided by financing activities was $63.8 million. This cash benefit consisted of proceeds from initial public offering of $68.8, net of offering costs of $8.8 million of which $322,000 were paid in 2015, proceeds from borrowings of $60.5 million and proceeds of $618,000 from the exercise of stock options and preferred stock warrants. These proceeds were partially offset by repayments of indebtedness of $65.2 million of principal under our senior credit facilities and payments of $954,000 for capital lease financing obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of September 30, 2017:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility (1)	$10,743	$4,167	$6,576	$—	$—
Capital lease obligations	2,197	1,150	1,029	18	—
Operating lease obligations	36,118	3,903	8,586	9,090	14,539
Purchase commitments (2)	14,780	14,780	—	—	—
Total	$63,838	$24,000	$16,191	$9,108	$14,539

(1)

Senior credit facility includes estimated interest payments assuming a change in interest rates only for the conclusion of contractual interest only periods over the term of the repayment periods. As of September 30, 2017, we had principal outstanding under our senior credit facility of $10.8 million with a blended interest rate of 4.2%.

(2)	We manufacture products with third-party manufacturers. We are committed to purchase $14.8 million of inventory as of September 30, 2017.

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

We had cash, cash equivalents and short-term investments of $62.5 million and $100.5 million as of September 30, 2017 and December 31, 2016, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of September 30, 2017, our borrowings under our senior credit facility had a blended rate of 4.2%. Assuming the revolver borrowings under the senior credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring October 1, 2017 and sustained throughout the period ended September 30, 2018, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $335,000.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

During the three months ended September 30, 2017, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the operating effectiveness of controls, and the previously disclosed material weakness remained unremediated as of September 30, 2017.

Changes in Internal Control over Financial Reporting

Besides the above changes related to remediation efforts, there were no changes in our internal control over financial reporting identified during the nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated in late 2010 and early 2011, but then decelerated, in part, we believe, due to a patent infringement lawsuit filed by Round Rock Research in 2011 against several large retailers and other end users. Round Rock settled with RAIN suppliers in late 2013, however the end users that were parties to the lawsuit did not finalize their settlements with Round Rock until early 2015. Near-term RAIN adoption depends on large organizations with market influence, particularly in the retail industry, continuing to deploy RAIN solutions. Long-term RAIN market growth will depend on adoption by other industries and government agencies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits, or may decide to defer near term RAIN adoption in favor of a more advanced or comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

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

If retailers or others deploying RAIN fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in July 2012, J.C. Penney Company, Inc. announced plans to connect every item in their stores by February 2013; however, they subsequently stopped the RAIN deployment after experiencing challenging financial results and a change in senior management. Other retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

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

We have incurred losses since our inception in 2000 and only first became profitable in 2013. We had a net loss of $4.9 million for the nine months ended September 30, 2017 and an accumulated deficit of $195.2 million as of September 30, 2017. Our ability to increase or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

End users drive demand for our products. Because we sell nearly all of our products through channel partners, our ability to determine end-user demand is limited. For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. However, in the second quarter of 2017 several large end users that had planned 2017 deployments delayed or slowed those deployments, leading us to reduce expectations for endpoint IC growth for the year. Although we expect future-period endpoint IC growth rates to return to a more-typical CAGR, roughly in-line with the growth expectations of RAIN industry analysts, volatile sales in the short term make accurate forecasting difficult. In addition, we rely on our channel partners to integrate our products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

To date, we have had limited success in accurately predicting future sales of our products and platform. Due to our shorter lead-times for endpoint ICs, we are increasingly receiving customer orders and shipping the products within a quarter. This shortened sales cycle is decreasing our ability to accurately predict both optimal inventory supply and order volume for a quarter. Additionally, customer orders for readers and gateways are generally weighted toward the end of a quarter. If we do not have adequate supply of readers and gateways to fulfill the orders within a quarter or if we do not accurately predict the sales cycle for reader and gateways, sales of some sizeable transactions might extend into a subsequent quarter. We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra Technologies Corporation and Alien Technology Corporation, or Alien; in reader ICs and modules, STMicroelectronics N.V. and Phychips Inc.; and in endpoint ICs, NXP Semiconductors N.V., or NXP, which in October 2016 entered into a definitive agreement to be acquired by Qualcomm, and Alien. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. For example, Qualcomm could use its NXP acquisition as an entry point into the RAIN market.

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

Worldwide economic conditions have exhibited significant fluctuations in the past, and customers remain guarded with respect to market volatility and uncertainty. As a consequence, we and our customers have had difficulty forecasting and planning future business activities accurately. Volatile economic conditions could cause our customers or end users to reduce their capital-expense budgets, which could decrease spending for our products resulting in delayed and lengthened deployment, a decrease in sales or a loss of sales opportunities. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because retailers comprise a significant portion of the RAIN end users. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed.

If we fail to obtain quality products in adequate quantity and in a timely and cost-effective manner, our operating results and growth prospects will be adversely affected.

We do not own or operate manufacturing facilities. Currently, all our endpoint ICs are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader ICs are manufactured by Tower Semiconductors Ltd., or TowerJazz, and our modules are manufactured by Stars and Microelectronics Technology Inc., or MTI; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Western Corporation. We also use subcontractors for post-processing, assembly and testing. We do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements.

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

Some components of our products require very long lead times, so we place orders with some of our suppliers five or more months before our anticipated product delivery dates to our customers. We base these orders on our customer-demand forecasts. If we inaccurately forecast this customer demand then we may be unable to obtain adequate and cost-effective components, or foundry or assembly capacity to meet our customers’ delivery requirements, or we may accumulate excess inventory.

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

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in the second quarter of 2014, we purchased more ICs from TSMC than required, which affected our available cash for the quarter. In addition, we may invest significantly in inventory to support anticipated growth in our business, as we have done with endpoint IC inventory in 2017. If we are unable to sell the additional inventory we purchased, or if we must sell it at lower prices due to obsolescence, our operating results may be adversely affected.

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

To keep pace with technology developments, satisfy increasingly stringent end-user requirements and achieve market acceptance, we plan to introduce new products and solutions. We commit significant resources to developing these new products and solutions while improving performance, reliability and reducing costs. For example, we are investing substantial resources to develop and enhance our operating-system software but do not expect to realize material revenue from this software in the near future. The market for our software is nascent, and we need to create market awareness of its benefits to drive end-user adoption. Creating market awareness includes promoting our software as a foundation on which end users, ISVs, consultants, SIs, and others can develop applications that meet end-user needs and drive adoption. We may be late in delivering or improving our software to meet our partners’ or end users’ needs. In addition, we have limited experience developing and selling software products and cannot be certain that our proposed pricing model, sales strategy, or software quality and reliability will be successful. We rely on and must train our channel partners to sell, develop applications for and integrate our software with end users’ systems, but we cannot guarantee that we or they will be successful doing so. We believe that we must continue to dedicate a significant amount of resources to our development efforts to develop and maintain our competitive position. We also cannot be certain that our software will generate revenue from these investments for several years, if it all, or that such revenue will exceed the investment we are committing to develop and deploy our software.

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

In the future, we may not succeed in developing the underlying technologies or processes necessary to create new or enhanced products or license or otherwise acquire these technologies from third parties. In some instances we may be late to market with our innovations, or may choose to be a “fast follower” but subsequently be unable to overcome the lead we gave to our competition. The success of a new or enhanced product depends on technological developments, market positioning and timing, as well as on various implementation factors, including:

•	our timely and efficient completion of the design process;
•	our timely and efficient implementation of manufacturing, assembly and testing procedures;
•	product performance;
•	product certification;
•	our ability to attract, retain and manage technical personnel;
•	the quality, reliability and selling price of the product; and
•	effective marketing, sales and service.

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

We sell our reader ICs and modules to reader OEMs and ODMs, and our readers and gateways to VARs and SIs, primarily through distribution. We are beginning to sell software through these same partners as well as through ISV partners. We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally.

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

Because we fulfill through channel partners, our ability to determine end-user demand is constrained. End users drive demand for our products and because we are often at least one step removed from these end users, we may be unable to rectify damage to our reputation caused by our channel partners who have more direct contact with these end users. For strategic or other reasons, our channel partners may choose to prioritize the sale of our competitors’ products over our products. Furthermore, some of our channel partners may offer some products that compete with our products and may limit sales of our competing products. If reader IC or module OEMs are unable to obtain components for products in which our products are included, our product sales could be adversely affected. If our distributors, SIs, VARs or software solution providers are unable to sell an adequate amount of our products in a given quarter or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

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

From time-to-time we reduce the selling prices of our products to meet end-customer demands or due to market pressure from our competition. For example, during the third quarter of 2017 competitive pressures led to slightly larger declines in average selling prices of our endpoint ICs than in recent, prior quarters. As the market has grown, we have generally seen competitive pressures increase. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. We expect to do so again in the future. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs then our revenue and gross margins will suffer. Further, our customers may be slow to migrate to new, higher margin products. Some competitors have significantly greater resources than we have and may be better able to absorb the negative impact on operating results as a result of such trends.

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

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in demand for our endpoint ICs, and if demand for them declines, our business and operating results will be adversely affected. In addition, the continued adoption of our endpoint ICs and maintaining demand for them and our new endpoint IC products, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs and modules, readers and gateways to achieve superior performance over our competitors. If we are not successful in establishing the benefits of using our products and platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

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

We may experience quality problems with our products combined with or incorporated into products from other vendors, such as tags produced by our tag OEMs using our endpoint ICs, or readers or gateways assembled by OEMs and ODMs using our reader ICs or modules. We may have difficulty identifying and correcting the source of problems when third parties are combining, incorporating or assembling our products.

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

End users often undertake extensive pilot programs or qualification processes prior to placing orders for large quantities of our products, in particular for reader and gateway products, because these products must function as part of a larger system or network or meet certain other specifications. We spend significant time and resources to have our products selected by a potential end user or customer, which is known as a “design-in.” In the case of reader and gateway products, a “design-in” means the product has been selected to be designed into the end user’s system and, in the case of an endpoint IC, may mean the endpoint IC has met certain unique performance criteria established by the end user or customer. If we fail to develop new products that adequately or competitively address the needs of potential end users, they may not select our products to be designed into their systems, which could adversely affect our business, prospects and operating results.

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

Our success depends in part upon our ability to obtain, maintain and enforce patents, copyrights, trade secrets, trademarks and other intellectual property rights and to prevent third parties from infringing, misappropriating or circumventing the rights we own or license. We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because many RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. We have filed a small number of foreign patent applications, but do not yet have any issued or allowed patents in any foreign country. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name.

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

Moreover, any litigation to enforce our intellectual property could be time consuming, distracting, expensive and could result in outcomes or trigger consequences that are harmful to us.  We could incur significant costs and divert our attention and the efforts of our employees by initiating litigation. This could, in turn, result in lower revenue and higher expenses.  Also, because outcomes in litigation are uncertain, we could lose in our enforcement action or weaken our intellectual property through the litigation process.

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

Many companies in our industry, as well as so-called non-practicing entities, hold large numbers of patents and other intellectual property rights and may vigorously pursue, protect and enforce their intellectual property rights. We have in the past, and may in the future, receive invitations to license patent and other intellectual property rights to technologies that are important to our business. We may also receive assertions against us, our channel partners or end users claiming that we or they infringe patent or other intellectual property rights. Claims that our products, processes, technology or other aspects of our business infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If we decline to accept an offer, the offering party may allege that we infringe such patents, which could result in litigation.

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

We sell our products primarily through channel partners, and we derive revenue primarily from purchase orders rather than from long-term purchase commitments.  To ensure product availability, we typically manufacture from channel-partner forecasts in advance of received purchase orders.   However, many of our channel partners have difficulty accurately forecasting their product requirements and estimating the timing of demand for our products.  In addition, when we release new products, we may carry higher inventories or have slower inventory turnover depending on our ability to anticipate market acceptance.

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

For all these reasons, our ability to accurately plan purchases or manufacturing is limited.  This may cause us to experience excess inventory levels or a shortage of products available for sale.  High inventory levels and increased obsolescence could result in unexpected expenses or increases in reserves that could adversely affect our business, operating results and financial condition. Lead times for our products can be lengthy so experiencing product shortages may require us to defer revenue into subsequent periods, or may cause us to lose revenue opportunities entirely.  Further, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could potentially lose market share and damage our customer relationships. Any significant product-order cancellations or deferrals or the return of previously sold products could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of September 30, 2017, this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended and restated in April 2017, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. At September 30, 2017, we had $9.3 million term loan borrowings outstanding, no revolver borrowings outstanding and $1.4 million equipment loan borrowings outstanding.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $16.36 to $60.85 through October 31, 2017. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of October 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 45.9% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Use of Proceeds

On July 20, 2016, our registration statement on Form S-1 (No. 333-211779) was declared effective for our initial public offering, or IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus dated July 20, 2016 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As of September 30, 2017, we have used $41.1 million of the proceeds from our IPO for working capital, the payment of principal and accrued interest on the $5.0 million term loan pursuant to the mezzanine credit facility and other general corporate purposes. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as U.S. government agencies, corporate notes and bonds and money market funds.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Impinj, Inc.

Date: November 9, 2017	By:	/s/ Evan Fein
Evan Fein Chief Financial Officer (principal financial and accounting officer and duly authorized signatory)