Form 10-K
period 2017-12-31
IMPINJ INC
filed 2018-03-15
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company Emerging growth company	☐ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $635,374,303.

As of February 28, 2018, 21,317,792 of shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the Registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders. The definitive proxy statement or annual report on Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

As used in this report, the terms “Impinj,” “the Company,” “we,” “us” and “our” refer to Impinj, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

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

PART I

Item 1. Business

Overview

Our vision is digital life for everyday items. We are driving toward a future in which everyday physical items have digital counterparts, digital twins, in the cloud, and in which businesses and people engage with trillions of those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity, enabling developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items; our future is enabling those cloud-based digital twins, each storing an individual item’s ownership, history and available services, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Opportunity

Our platform connects individual items, capturing and delivering data about each item from manufacturing, through distribution to sale. We envision a future where we extend and deliver an item’s digital life to the person that purchases and owns it. We and our channel partners connect items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s unique identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 25 billion items, enabling retailers, hospitals, airlines, automotive manufacturers and business in many other industries to derive timely business value from those connected items. Our opportunity is to connect billions, ultimately possibly trillions of everyday items, and to deliver valuable information about these items not just to businesses, but also to people.

Our platform connects everyday items using RAIN, a radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Industry Alliance which today has more than 150 member companies. Today, the RAIN RFID industry uses the RAIN radio standard nearly exclusively, has access to radio spectrum freely available in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected tens of billions of items. We believe RAIN’s unique capabilities – unique identifiers for individual items, battery-free operation, low cost, long range, not line-of-sight, 1,000 reads per second, designed to have essentially unlimited life and available cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

RAIN market adoption has historically been slower than anticipated or forecasted by us and industry sources. For additional information related to RAIN market adoption, please see the section of this report captioned “Risk Factors.”

Impinj Platform

Our platform comprises software, connectivity, and endpoint integrated circuits, or ICs, that together deliver item data to business applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Software

Our primary software offering, ItemSense, is a distributed operating system for our platform. ItemSense transforms item-level RAIN data into actionable business information, enabling analytics and insights about items a business manufactures, transports and sells. ItemSense’s key capabilities include enterprise-class RAIN deployment management and health monitoring; software-defined algorithms for item inventory and location determination; and easy-to-use, easy-to-integrate APIs that enable application developers to quickly build powerful IoT solutions on our platform to solve business problems.

Connectivity

Our connectivity offering comprises a family of readers, gateways and reader ICs that wirelessly identify, locate, authenticate and engage items. Our connectivity products wirelessly provide power to, and communicate bidirectionally with, endpoint ICs on those items, identifying and locating up to 1,000 items per second.

Readers read, write, authenticate or otherwise engage endpoint ICs on items. Gateways integrate stationary readers with scanning antennas to locate and track items. Our readers and gateways are easy to deploy and use, can be powered via power-over-Ethernet and are certified for operation in more than 40 countries. Our customers have deployed our readers and gateways in applications ranging from retail inventory-taking to automated fuel filling to shipping-container tracking to airport luggage handling.

Our stationary reader product family, branded Speedway, comprises high-performance finished products. We sell our Speedway readers through an established channel of distributors, system integrators, or SIs, value-added resellers, or VARs, and solution providers. Our readers sell for hundreds of dollars.

Our gateway product family integrates our Speedway readers with beamforming antennas to electrically steer a radio beam like a searchlight. Their always-on, autonomous operation delivers timely item data without ongoing labor costs. Our portal gateways, branded xPortal and xSpan, scan doorways or hallways such as front-to-back store transitions, entryways and exits. Our array gateway, branded xArray, scans up to 1,500 square feet of floor space such as in a store, manufacturing facility or hospital room. Our gateways sell for thousands of dollars.

Our reader ICs and modules, branded Indy, comprises a suite of ICs and modules that combine our reader ICs with peripheral circuitry in an easy-to-use format. We sell our reader ICs and modules to original equipment manufacturing, or OEM, and original design manufacturing, or ODM, partners that use them in a variety of products such as mobile or handheld readers, fixed readers, gateways, and RAIN-enabled appliances. We offer easy-to-use APIs, development environments, sample code, drivers and libraries. We sell our reader ICs and modules for tens of dollars.

Endpoints ICs

Our endpoint IC product family, branded Monza, comprises a family of miniature radios-on-a-chip that attach-to and uniquely identify their host items. Monza ICs include a number to identify a host item and may also include features such as user data storage, security, authentication, loss prevention, consumer privacy and value-added Impinj custom features, all accessible by our platform. Our Monza ICs power themselves from a reader’s radio waves so they do not need a battery, can wirelessly connect almost any item and, are readable to 30 feet without line-of-sight, yet they sell for pennies.

Our OEM partners attach each Monza IC to a thin printed antenna on a paper or Mylar backing, then typically cover the composite inlay with a paper face to form a tag. End customers attach the tag to an item in markets including retail, healthcare, automotive, industrial and manufacturing, consumer experience, food, datacenter, travel and banking. We refer to a tag and its host item as an endpoint.

Endpoint ICs differ from traditional silicon ICs in that most endpoint ICs are disposable. For example, when consumers purchase retail items they discard the price tags containing the endpoint ICs. We believe endpoint ICs are the first market for consumable silicon and are a recurring revenue source for us. We have shipped more than 25 billion endpoint ICs to date, including approximately 7.1 billion and 6.0 billion in 2017 and 2016, respectively.

Industry Use Cases

The following use cases are representative of actual RAIN deployments we serve today.

Retail

Retailers, both traditional “brick-and-mortar” and online, are consuming billions of tags each year to obtain real-time data about products they manufacture, transport and sell. By using our platform retailers can obtain these benefits:

•

Inventory Accuracy and Visibility. Our platform delivers accurate and timely data about a retailer’s inventory, delivering visibility into what items a retailer has and where the items are located. Accurate inventory data can minimize process steps, eliminate searching and avoid confusion – allowing staff to focus on customers.

•

Omnichannel Operations. Omnichannel retailing is about selling products when, where and how customers want to buy—but retailers can’t sell what they can’t see. The cornerstone of a successful omnichannel operation is real-time inventory visibility that provides accurate item information in stores, distribution and fulfillment centers. With real-time inventory visibility delivered by our platform, omnichannel retailers can efficiently sell inventory distributed across all their retail locations.

•

Store Operations. Accurate inventory data is key to an efficient, optimized retail organization. But many retailers are stuck doing things the old way—manually counting items. And the data are outdated soon after they complete a cycle count. The Impinj platform delivers timely information about items in retail stores and warehouses, enabling retailers to confidently sell down to the last item in stock, know what products are popular, and help customers shop in their stores.

•

Enhanced Shopper Experiences. Capturing customer attention as they step foot in a store with seamless interactive item-based experiences helps sell those items. The Impinj platform enables interactive in-store applications such as digital signs, magic mirrors and self-checkout kiosks. These interactive applications grab customers’ attention, provide information during the buying decision and keep shoppers engaged in the store.

•

Loss Identification and Analytics. The same platform capabilities that give retailers inventory visibility can also improve loss prevention. With the Impinj platform, retailers can be alerted when items enter or leave specific zones within a store. Item identification, location and movement data can help retailers make smart decisions to protect their inventory and avoid lost sales due to missing inventory.

Healthcare

The healthcare industry continues to focus on patient quality-of-care and operational efficiencies, increasing pressure on hospitals and healthcare providers to obtain real-time data about assets, inventory, staff and patients. By using the Impinj platform, the healthcare industry can obtain these benefits:

•

Hospital Asset Management. The Impinj platform wirelessly connects information about an asset’s identity and location to the hospital’s enterprise systems, tracking assets as they move through the hospital. This asset visibility allows hospital staff to visualize an item’s location in real-time, improving resource usage, reducing capital expenditures and ensuring compliance with regulated processes.

•

Supply Chain Management. The Impinj platform wirelessly identifies a product’s identity and location in the supply chain, giving healthcare organizations the visibility they need to better manage their assets and consumables and ensure compliance.

•

Inventory Management. The Impinj platform provides accurate, real-time visibility into inventory levels in hospital supply rooms, allowing hospitals to eliminate inefficiencies including over-ordering, supply hoarding and wasted supplies. Partner solutions built on the Impinj platform include RAIN-enabled medical cabinets, refrigerators and freezers and medical kit verification.

•

Patient Care and Experience. By automatically tracking and managing patient and clinician workflows, healthcare providers can regain valuable time to focus on quality of care. Solutions built on the Impinj platform include ensuring patient transport equipment is available when it's needed, delivering better visibility about patient-staff interactions and automatically tracking supply usage. With the Impinj platform, hospital staff can focus on what matters most — caring for patients.

Supply Chain and Logistics

The supply chain and logistics industry is increasingly demanding smarter, simpler and more automated operations. Using the Impinj platform they can obtain these benefits:

•

Shipment Verification. The Impinj platform provides real-time data about items passing through dock doors with the systems that run shipping and receiving, enabling logistics companies to reduce mistakes, automate processes and drive operational efficiencies.

•

Returnable Transit Item (RTI) Tracking. By tagging RTI containers that travel in and out of warehouses, the Impinj platform can reduce RTI loss and ensures a business has the RTI containers it needs to satisfy its customers.

•

Asset Management. The Impinj platform enables automated check-in and -out procedures, maintenance alerts and location monitoring, improving efficiencies, reducing loss and complying with maintenance schedules.

Other Industries

Other industries are also deriving business value from RAIN. A few examples of deployments that use part or all of the Impinj Platform include:

•	Airline. RAIN-enabled luggage tags provide passengers with the real-time location of their checked bags and reduces lost bags.
•	Automotive. Fueling stations use vehicle windshield tags to enable automatic, cashless fueling.
•	Industrial and Manufacturing. Car and aircraft manufacturers track components to ensure proper assembly, reduce labor costs and improve operations.
•	Consumer Experience. Marathons and other foot races track runners via endpoint ICs in race bibs; golf venues score participants’ shots via endpoint ICs inside golf balls.
•

Food. Coca-Cola uses our endpoint and reader ICs for syrup tracking and replenishment in its Freestyle soda fountains. In Europe, McDonald’s uses our endpoint ICs and gateways to enable direct-to-table food service.

•	Datacenter. Datacenters use our platform for asset tracking. Electronics manufacturers embed our endpoint ICs into electronic devices for processor-secured storage.
•	Travel. Driver licenses in some states in the United States include our endpoint ICs to speed border crossings.
•	Banking. Banks use our endpoint ICs for money bundles and to track information technology assets.
•	Linen and Uniform Tracking. Laundry providers automatically track linens and uniforms to ensure the items don’t go astray, reduce safety stock and keep supply matched to customer needs.

Competitive Advantages

We lead the RAIN RFID market in connecting and delivering information about items. We believe we can maintain and extend our leadership position as the market grows by leveraging our competitive strengths, including:

•

Comprehensive Platform. Impinj products provide significant value through advanced features and fuctionality, but end users who deploy the Impinj Platform gain performance, reliability and ease-of-use we believe is unequaled by “mix-and-match” systems cobbled-together from competitors’ components. We believe our success with these end users will drive broader adoption of our platform.

•

Market Leadership. Our platform is integrated, easy to deploy and use, versatile and applicable to many use cases, and delivers unmatched performance. We believe we are the only company with an integrated RAIN platform, and believe we have leading market share in endpoint ICs, reader ICs and stationary readers.

•

Broad Partner Ecosystem. Our worldwide partner ecosystem comprising more than 500 distributors, system integrators, value-added resellers, or VARs, and software solution partners as of December 31, 2017 gives us market reach, penetration and scalability we believe few, if any, of our competitors enjoy.

•

Technology Leadership. Our chief executive officer is a recognized industry thought leader. He is a director of the RAIN Industry Alliance and was editor for the RAIN radio standard. Our intense focus on RAIN has enabled us to be first-to-market with innovative, high-quality products. As of December 31, 2017, our intellectual property portfolio includes 233 issued and allowed U.S. patents, 20 pending U.S. patent applications and two pending international patent applications.

•

Trusted Brand. We believe our industry leadership, name recognition and reputation for innovative, high-performing and quality products have significantly contributed to our leading market position. We believe our brand is unmatched in the industry, helping us sell products and maintain our market leadership.

Growth Strategies

To further our mission of connecting everyday items, we plan to focus on the following strategic areas:

•

Continue Investing in Our Platform. We have made significant investments and plan to continue investing in platform functionality, software/hardware linkages, broadening our software capabilities, enhancing platform features such as item authentication and loss prevention and reducing costs. We are investing to extend our platform linkages substantially, with our next-generation reader delivering item-authentication features that our operating system will deliver as a cloud service, and our next-generation endpoint IC connecting via our platform to that cloud service. We also plan to enhance our gateway functionalities to help drive gateways as the preferred connectivity devices for retail, healthcare and other industries.

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

Our sales force leverages a global partner ecosystem of distributors, SIs, VARs and ISV partners. Each regional sales team sells all of our products. We organize our sales team primarily by geography: (1) Americas, (2) Asia Pacific and (3) Europe, Middle East and Africa. We also have a small number of worldwide sales executives with expertise in endpoint and reader ICs to support the geographic sales teams. Because our operating-system software is still relatively new to the market, the revenue we derive from software is small, so we currently derive most of our revenue from connectivity product and endpoint IC sales. We sell our products as follows:

•	Software through distributors, VARs, system integrators and other software-solution partners.
•	Readers and gateways primarily to VARs and system integrators through distributors.
•	Reader ICs and modules primarily through distribution to reader OEMs and ODMs.
•

Endpoint ICs directly to inlay and tag OEMs and ODMs. We typically negotiate pricing, volumes and deliveries with these OEMs and ODMs yearly, with new pricing effective during the first quarter of the calendar year.

The following table presents total revenue concentrations to Avery Dennison Corporation, or Avery, Smartrac NV, or Smartrac, Arizon RFID Technology (Yangzhou) Co., LTD, or Arizon, Shang Yang RFID Technology Yangzhou Co. Ltd., or Shang Yang, and Blue Star, Inc., or Blue Star, for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Avery	18%	14%	16%
Smartrac	14	16	14
Arizon	13	11	9
Shang Yang	7	10	15
Blue Star	10	9	10
	62%	60%	64%

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

Taiwan Semiconductor Manufacturing Company Limited, or TSMC, fabricates our endpoint IC wafers in Asia and the United States and has been our sole endpoint IC wafer supplier since 2003. We order endpoint IC wafers on a purchase-order basis and do not have a long-term agreement with TSMC. We test the wafers at our U.S. headquarters and in Asia. We use multiple subcontractors to post-process the wafers. Our primary subcontractor for our endpoint ICs is Stars Microelectronics (Thailand) Public Company Limited, or Stars. We generally engage all our endpoint IC subcontractors on a purchase-order basis.

TowerJazz Ltd. fabricates our reader IC wafers in the United States and has been our sole reader IC wafer supplier since 2008. We order reader IC wafers on a purchase-order basis and do not have a long-term agreement with TowerJazz. We use subcontractors on a purchase-order basis to package the ICs and test the packaged parts.

Plexus Corp., or Plexus, manufactures our readers in Asia and has been our sole supplier since 2005. Plexus and Western Corporation in the United States have manufactured our gateways since 2013 and 2010, respectively. We order readers and gateways pursuant to nonexclusive purchase agreements that renew automatically each year, subject to each party’s right to terminate upon 180 days’ notice. We engage subcontractors on a purchase-order basis to assemble and test printed circuit boards, to build our reader and gateway enclosures and test our readers and gateways.

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

We have assembled a team of skilled engineers and currently perform all research and most of our product development internally. As of December 31, 2017, we had 133 employees in research and development, of which 13 hold a Ph.D. and 37 hold a master’s degree. Research and development expenses for 2017, 2016 and 2015 were $32.2 million, $25.2 million and $17.6 million, respectively. We regularly review our technology, products, developments and product opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual-property rights where appropriate. To date, our intellectual property portfolio includes 233 issued and allowed U.S. patents, 20 pending U.S. patent applications and two pending international patent applications. The first of our 175 issued utility patents expire in 2024 and the first of our 26 issued design patents expire in 2021. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

Because most RAIN product SKUs are used in, or imported into, the United States, and because many of our partners and end customers have U.S. operations, we believe U.S. patents hold the most value for our business. Consequently, we have filed primarily U.S. patent applications. We have a small number of pending foreign patent applications but none have yet allowed or issued. Because our portfolio currently contains only U.S. patents, we have limited ability to assert our intellectual-property rights outside the United States.

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

Alliances and Standardization

We, along with Google, Intel and Smartrac, cofounded the RAIN Industry Alliance in 2014. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions with more than 150 members as of the date of this report. The name “RAIN” connotes ubiquity and a close link to cloud data.

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

Competition

We believe we are the only company in our industry with a platform spanning software, connectivity and endpoints. Our competitors compete with us with respect to some, but not all, of our business. Our principal competition in our platform layers include:

•	Software. Zebra Technologies Corporation, or Zebra, and Mojix, Inc.
•	Readers and Gateways. Alien Technology Corporation, or Alien, and Zebra., both of which also purchase our reader ICs.
•	Reader ICs. STMicroelectronics N.V. and Phychips Inc.
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

Employees and Culture

As of December 31, 2017, we had 311 employees, with 282 of those in the United States, 13 in the Asia Pacific region, 15 in Europe and one in Latin America. None of our employees are represented by a labor union, and we believe our employee relations are excellent.

We use four words to capture the essence of our corporate culture—innovation, action, commitment and team. We believe our culture is essential to the health and success of our business and aligns our employees around a set of behaviors and actions that foster passion and commitment.

Facilities

We are headquartered in Seattle, Washington. Our current facilities in Seattle has approximately 81,000 square feet under leases that expire between October 2018 and December 2026.

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

Financial Information about Segments and Geographic Revenue

We operate as one operating segment. See Note 12 to our audited consolidated financial statements included in this report. For financial information regarding our business, see Part II—Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report and our audited consolidated financial statements and related notes included elsewhere in this report.

Corporate Information

We were incorporated in Delaware in April 2000. Our principal executive office is located at 400 Fairview Avenue North, Suite 1200, Seattle, Washington 98109. Our telephone number is (206) 517-5300. Our website is www.impinj.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on our website at www.investor.impinj.com as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this report or any other document we file with the SEC.

Item 1A. Risk Factors

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated in 2016, but then decelerated in 2017, in part, we believe, due to delays in the implementation of planned programs by certain large retailers. Near-term RAIN adoption depends on large organizations with market influence, particularly in the retail industry, continuing to deploy RAIN solutions. Long-term RAIN market growth will depend on adoption by other industries and government agencies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits, or may decide to defer near term RAIN adoption in favor of a more advanced or comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

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

If retailers or others deploying RAIN fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in 2017, we believe our growth decelerated due, in part, to delays in the implementation of planned programs by certain large retailers. This contributed toward sequential declines in endpoint IC sales in the third and fourth quarters of 2017. In addition, retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

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

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $17.3 million for 2017 and an accumulated deficit of $204.5 million as of December 31, 2017. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

End users drive demand for our products. Because we sell nearly all of our products through channel partners, our ability to determine and forecast end-user demand is limited. For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. However, in the second quarter of 2017 several large end users that had planned 2017 deployments delayed or slowed those deployments, leading us to reduce expectations for endpoint IC growth for the year. This volatility for demand for RAIN solutions makes accurate forecasting difficult. In addition, we rely on our channel partners to integrate our products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

To date, we have had limited success in accurately predicting future sales of our products and platform. Due to our shorter lead-times for endpoint ICs, we are increasingly receiving customer orders and shipping the products within a quarter. A shortened sales cycle decreases our ability to accurately predict both optimal inventory supply and order volume for a quarter. Additionally, customer orders for readers and gateways are generally weighted toward the end of a quarter. If we do not have adequate supply of readers and gateways to fulfill the orders within a quarter or if we do not accurately predict the sales cycle for reader and gateways, sales of some sizeable transactions might extend into a subsequent quarter. We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

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

We do not own or operate manufacturing facilities. Currently, all our endpoint IC wafers are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader IC wafers are manufactured by Tower Semiconductors Ltd., or TowerJazz, and our modules are manufactured by Stars and Microelectronics Technology Inc., or MTI; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Western Corporation. We also use subcontractors for post-processing, assembly and testing.

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

Some components of our products have very long lead times, so we place orders with some of our suppliers five or more months before our anticipated product delivery dates to our customers. We base these orders on our customer-demand forecasts. If we inaccurately forecast this customer demand then we may be unable to obtain adequate and cost-effective components, or foundry or assembly capacity to meet our customers’ delivery requirements, or we may accumulate excess inventory.

Manufacturing capacity may not be available when we need it or at reasonable prices. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy demand for all customers, causing some customers to purchase from alternative suppliers even as we increased our wafer orders from TSMC, ramped up our wafer post-processing and rebuilt our inventory. In response to any future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory.

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in certain quarters of 2014, 2015 and 2016, we purchased more wafers from TSMC than required, which affected our available cash for that quarter. In addition, we may invest significantly in inventory to support anticipated growth in our business, as we have done with endpoint IC inventory in 2017. If we are unable to sell the additional inventory we purchased, or if we must sell it at lower prices due to obsolescence, our operating results may be adversely affected.

If our suppliers fail to deliver products at reasonable prices or with satisfactory quality levels then our ability to bring products to market and our reputation could suffer. For example, if supplier capacity diminishes, including from a catastrophic loss of facilities or otherwise, we could have difficulty fulfilling our orders, our revenue could decline and our growth prospects could be impaired. We anticipate requiring three to 18 months to transition our assembly services or foundries to new providers. Such a transition would likely require a qualification process by our customers or end users, which could also adversely affect our ability to sell our products and our operating results. Moreover, in the event of a suspected quality issue, the process of testing suspect products and diagnosing and fixing defects could be time consuming and costly, and could constrain our ability to supply customers with product.

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

If we are unable to develop new products and services using new or enhanced technologies, our competitive position will be adversely affected.

In the future, we may not succeed in developing the underlying technologies or processes necessary to create new or enhanced products and services, or license or otherwise acquire these technologies from third parties. In some instances we may be late to market with our innovations, or may choose to be a “fast follower” but subsequently be unable to overcome the lead we gave to our competition. The success of a new or enhanced product depends on technological developments, market positioning and timing, as well as on various implementation factors, including:

•	our timely and efficient completion of the design process;
•	our timely and efficient implementation of manufacturing, assembly and testing procedures;
•	product or service performance;
•	product certification;
•	our ability to attract, retain and manage technical personnel;
•	the quality, reliability and selling price of the product or service; and
•	effective marketing, sales and service.

If we are unable to develop new products, features and services to compete effectively, our market share could be adversely affected, which would harm our business, financial condition and operating results.

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

We sell our endpoint ICs directly to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2017, sales to Avery, Smartrac, Arizon and Blue Star accounted for 18%, 14%, 13% and 10% of our total revenue, respectively. This sales concentration to a relatively small number of tag OEMs lowers our bargaining power, and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

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

Historically, our market has experienced price erosion. The average selling price, or ASPs, of our products has decreased as the RAIN market has developed. We may experience substantial fluctuations in future operating results due to further ASP reductions.

From time-to-time we reduce the selling prices of our products to meet end-customer demands or due to market pressure from our competition. For example, during the second half of 2017 competitive pressures led to larger declines in ASPs of our endpoint ICs than in recent, prior quarters. As the market has grown, we have generally seen competitive pressures increase. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. We expect to do so again in the future. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs then our revenue and gross margins will suffer. Further, our customers may be slow to migrate to new, higher margin products. Some competitors have significantly greater resources than we have and may be better able to absorb the negative impact on operating results as a result of such trends.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. Short product life cycles cause our channel partners and end users to replace older products with newer ones on a regular basis. When demand for older products declines, ASPs may drop, in some cases precipitously. To profitably sell our products we must continually improve our technology, and processes, and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot advance process technologies or improve efficiencies to a degree sufficient to maintain required margins, we may not be able to sell our products profitably. Should our cost reductions fail to keep pace with reductions in market prices, our business, financial condition and operating results will be materially adversely affected.

Changes in our product mix could cause our overall gross margin to decline, adversely affecting our operating results and financial condition.

We cannot assure you that we will be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. We generate a majority of our revenue from sales of our endpoint ICs, which have lower gross margins than our other products, and endpoint IC revenue may continue to increase as a percentage of our total revenue over time. In addition, gross margins can be affected by endpoint IC product mix. As the market for our newer, higher-margin endpoint IC products matures, we expect to experience price erosion for those products which may adversely affect gross margins if we are not able to realize cost reductions or shift towards newer or other higher margin products. If endpoint IC revenue continues to grow relative to our other products, our company-wide gross margin will decline. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

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

We believe that maintaining and enhancing our brand and our reputation is critical to our relationships with our customers and end users and to our ability to attract new customers and end users. We also believe that our brand and reputation will be increasingly important as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

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

Our success depends in part upon our ability to obtain, maintain and enforce patents, copyrights, trade secrets, trademarks and other intellectual property rights and to prevent third parties from infringing, misappropriating or circumventing the rights we own or license. Given our industry-leading innovation in RAIN technology, there is a high likelihood that material elements of our enpoint ICs have been or will be copied by competitors, and while we take appropriate and feasible measures to protect our intellectual property rights, we cannot be sure that we will be able to prevent such conduct by simply enforcing, or threatening to enforce, those rights.

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

Moreover, any actual or threatened litigation to enforce our intellectual property could be time consuming, distracting, expensive and could result in outcomes or trigger consequences that are harmful to us. We could incur significant costs and divert our attention and the efforts of our employees by threatening or initiating litigation. This could, in turn, result in lower revenue and higher expenses. To the extent we discuss our concerns regarding possible or actual infringement with others prior to or in lieu of litigation, we could also become subject to claims brought by alleged infringers. Because outcomes in litigation are uncertain, we could lose in our enforcement action or weaken our intellectual property through the litigation process. At the same time, any decision not to enforce our intellectual property rights through litigation could embolden others to violate or potentially violate our intellectual property rights, and thus weaken them over time.

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

Because we have limited sales history for our products, we have limited visibility into the lengths of the product sales and deployment cycles, and from time-to-time these cycles have been longer than we anticipated. For new types of products, such as our gateways and ItemSense software, our visibility into the sales and deployment cycle lengths is even more limited; inasmuch as these products are components in a systems sale, our experience in the systems-selling cycle is even more limited. Numerous factors can contribute to uncertainties in the cycle lengths, including the time channel partners and end users spend evaluating our products, our time educating them on the products’ benefits, and our time integrating our systems with their systems. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments. If a sale is not completed or is cancelled or delayed, we may incur substantial expenses, which could hinder our ability to achieve or maintain profitability or otherwise negatively affect our financial results.

Significant developments stemming from the current U.S. presidential administration’s priorities or initiatives, or the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

In January 2017, Mr. Donald J. Trump was inaugurated as president of the United States. President Trump’s administration has since notified Congress of its intentions to begin renegotiating NAFTA, and withdrawn the United States from negotiations for the TPP; he has also previously proposed restrictions on free trade generally and significant increases in tariffs on goods imported into the United States, particularly from China; and he has expressed an intention to review policies regarding, and possibly restrict, immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and immigration to the United States, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business, in many ways only some of which we can identify as of the date of this report.

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

In 2017, 77% of our total revenue was derived from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	difficulty in supporting and localizing our international products;
•	different or unique competitive pressures as a result of, among other things, the presence of, or preference for, local businesses and market players;
•	challenges in managing employees, some foreign nationals, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•	challenges in doing business in different languages and in business cultures with varying norms of transparency and compliance with policies than in the United States;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign-currency exchange rates and interest rates;
•	withholding taxes or other taxes, or changes thereof, on our foreign income;
•	restrictions, or changes thereof, on foreign trade or investment, including currency exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions;
•	political uncertainty, strife, unrest, or conflict;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;

•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States
•	restrictions on earnings repatriation;
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

Various foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. The Court of Justice of the European Union in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. EU and U.S. political authorities adopted the -EU-U.S. Privacy Shield on July 12, 2016, which provides a new mechanism for companies to transfer EU personal data to the United States. It is unclear as of the date of this report whether we will make use of the EU-U.S. Privacy Shield, and it has been subject to challenges in EU courts. In view of these developments, there is significant regulatory uncertainty surrounding the future of data transfers from the European Economic Area to the United States. In addition, the European Commission adopted a General Data Protection Regulation that, when fully effective on May 25, 2018, will impose more stringent data protection requirements than the present regulatory regime in the EU and provide for greater penalties for noncompliance. Additionally, the United Kingdom has proposed a Data Protection Bill that is anticipated to provide for similar obligations and associated penalties as the EU General Data Protection Regulation, but as of the date of this report, it remains in the legislative process in the United Kingdom, with it uncertain what such legislation will provide for, should it be enacted.

We opened an office in Shanghai, China in 2011. In addition to the risks listed above, we are also exposed to risks associated with changes in laws and policies governing Chinese operations and, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. To date, legal, policy or regulatory changes have not had a material adverse effect on our business or financial condition, but we cannot assure you they will not in the future. We may experience increased costs for, or significant impact to, our Chinese operations in the event of changes in Chinese government policies or political unrest or unstable economic conditions in China. The nationalization or other expropriation of private enterprises by the Chinese government could result in total loss of our China investment. Any of these matters could materially and adversely affect our business and results of operations.

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

Our customers are subject to laws and regulations related to collecting, storing, transmitting and using personal information, as well as additional laws and regulations that address privacy and security issues related to radiofrequency identification, or RFID. For example, some U.S. states have enacted statutes specifically governing the use of RFID, including prohibitions on mandatory implantation of an RFID IC, unauthorized skimming of information from ID cards and documents, unauthorized personnel tracking using RFID and improper use of RFID tags in drivers’ licenses or on vehicles. Because RAIN uses RFID technology, we believe these statutes and regulations apply to RAIN systems.

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

Foreign acquisitions involve additional risks beyond those above, including risks related to integrating operations across different cultures and languages, currency risks and the economic, political and regulatory risks associated with other countries. Also, the anticipated benefit of any acquisition, domestic or foreign, may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt incurrence, contingent liabilities or amortization expenses or goodwill write-offs, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Our business could be adversely affected if one or more members of our executive management team departed.

Our success depends, in large part, on the continued contributions of our executive management team including Chris Diorio, Ph.D., our chief executive officer, and Eric Brodersen, our chief operating officer. None of our executive management team is bound by employment contracts to remain with us for a specified period. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

We have experienced significant revenue growth in a short period of time. We may not experience similar growth rates in future periods. For example, revenue declined in the second half of 2017. You should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth then our financial results could suffer and our stock price would decline.

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

We have only very recently begun operating as a public company. Most of our management team, including our chief executive officer, have never managed a publicly traded company prior to our initial public offering and have little experience complying with the increasingly complex and changing laws pertaining to public companies. In addition, our chief financial officer has recently announced his decision to resign from our company and we are in process of identifying a replacement. Our entire management team as well as other company personnel will need to devote substantial time to compliance, and may not effectively or efficiently manage our maturation as a public company. We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of December 31, 2017, this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

If we fail to retain finance personnel or fail to maintain our financial reporting systems and infrastructure then we may be unable to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn could significantly harm our reputation and our business.

We have hired personnel with financial reporting and Sarbanes-Oxley Act compliance expertise. Our ability to retain personnel could adversely impact our ability to timely and accurately prepare our financial statements. Further, our ability to retain employees with the requisite experience could adversely affect our financial statements because new employees require time and training to learn our business and operating procedures. If our finance and accounting organization is unable for any reason to meet the increased demands of being a public company then the quality and timeliness of our financial reporting may suffer, which could result in material weaknesses in our internal controls. The consequences of inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended and restated in April 2017, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. At December 31, 2017, we had $8.5 million term loan borrowings outstanding, no revolver borrowings outstanding and $1.2 million equipment loan borrowings outstanding.

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

We use security systems to maintain our facility’s physical security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, or other malfeasant code in our data or software, could compromise access to and the integrity of this information. The consequences of such loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, litigation by affected parties and possible financial liabilities for damages, any of which could have a material adverse effect on our business, financial condition, reputation and relationships with customers and partners. We also rely on third-party providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service-providers’ systems or viruses, loggers, or other malfeasant code in their data or software could expose us to information loss and misappropriation of confidential information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition.

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

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, of $126.4 million and federal research and experimentation credit carryforwards of $9.7 million which we may use to reduce future taxable income or offset income taxes due. We have established a valuation allowance against the carrying value of our deferred tax assets, as it is not currently more likely than not that we will be able to realize these deferred tax assets. The tax loss and research and development credit carryforwards begin to expire in 2023. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Reductions in corporate tax rates may reduce the realization of the NOLs. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo an ownership change then our ability to use our NOLs and credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $9.95 to $60.85 through February 28, 2018. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of February 28, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 54.0% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

•	provide that special meetings of our stockholders may be called only by the chair of the board, our chief executive officer or by the board of directors; and
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have various operating leases for office space, which are summarized as of December 31, 2017 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters	70,000	2023
Seattle, Washington	Design laboratory office	11,000	2018
Shanghai, China	General office space	4,000	2018

We lease additional offices in California, Virginia and Thailand. For more information about our lease commitments, please refer to Note 12 to our consolidated financial statements included elsewhere in this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our common stock as quoted on The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2016:
Third Quarter	$38.43	$16.36
Fourth Quarter	41.91	23.55

	High	Low
Year Ended December 31, 2017:
First Quarter	$37.42	$26.69
Second Quarter	60.85	28.00
Third Quarter	55.90	29.82
Fourth Quarter	41.97	19.97

Holders of Record

As of February 28, 2018, there were 69 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds from Public Offerings of Common Stock

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

Performance Graph

The following graph compares our cumulative total stockholder return on Impinj’s common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index:

This graph covers the period from July 21, 2016, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2017. This graph assumes that the value of the investment in Impinj’s common stock and each index (including reinvestment of dividends) was $100 on July 21, 2016.

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

	Year Ended
	December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$125,300	$112,287	$78,479	$63,763	$55,491
Cost of revenue (1)	60,359	52,834	37,633	30,121	27,069
Gross profit	64,941	59,453	40,846	33,642	28,422
Operating expenses:
Research and development expense (1)	32,220	25,185	17,579	14,287	10,608
Sales and marketing expense (1)	31,579	22,330	14,579	10,825	9,645
General and administrative expense (1)	18,161	12,426	7,087	6,115	5,653
Offering costs (1)	—	—	—	1,959	—
Total operating expenses	81,960	59,941	39,245	33,186	25,906
Income (loss) from operations	(17,019)	(488)	1,601	456	2,516
Interest income (expense) and other income (expense), net	(400)	(1,017)	(535)	(63)	(2,183)
Income (loss) before tax expense	(17,419)	(1,505)	1,066	393	333
Income tax benefit (expense)	97	(168)	(166)	(96)	(98)
Net income (loss)	(17,322)	(1,673)	900	297	235
Less: Accretion of preferred stock (2)	—	(6,258)	(11,301)	(11,301)	(11,301)
Net loss attributable to common stockholders	$(17,322)	$(7,931)	$(10,401)	$(11,004)	$(11,066)
Net loss per share attributable to common stockholders — basic and diluted (3)	$(0.84)	$(0.74)	$(2.67)	$(3.30)	$(3.52)
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	20,680	10,778	3,893	3,338	3,144

(1) Includes stock-based compensation as follows:
Cost of revenue	$231	$96	$31	$49	$45
Research and development expense	2,431	983	305	362	339
Sales and marketing expense	3,113	1,289	692	413	148
General and administrative expense	1,653	397	150	313	275
Offering costs	—	—	—	38	—
Total stock-based compensation expense	$7,428	$2,765	$1,178	$1,175	$807

(2) See Note 9 of the notes to our consolidated financial statements included elsewhere in this report for the explanation of the accretion of redeemable convertible preferred stock.

(3) See Note 13 of the notes to our consolidated financial statements included elsewhere in this report for an explanation of the calculation of our net loss per share attributable to common stockholders — basic and diluted.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,116	$100,541	$10,121	$6,939	$11,178
Working capital	109,879	123,345	18,468	12,169	15,282
Total assets	152,034	167,536	52,848	33,817	32,968
Total long-term debt	9,588	12,265	15,910	7,974	10,592
Accumulated deficit	(204,525)	(187,203)	(185,315)	(186,215)	(186,512)
Total stockholders’ equity (deficit) (1)	118,942	124,023	(85,035)	(76,471)	(67,028)

(1)  See Note 9 of the notes to our consolidated financial statements included elsewhere in this report for the             explanation of the automatic conversion of redeemable convertible preferred stock upon the effectiveness of the registration statement related to our initial public offering.

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

Overview

Our vision is digital life for everyday items. Our mission is to deliver a platform that powers that item-to-cloud connectivity, enabling developers to innovate IoT applications on our platform. We believe that by expanding the reach of the Internet to items such as retail apparel, medical supplies, pharmaceuticals, airline luggage, automotive parts, food – nearly everything – we can improve peoples’ lives.

We were founded in 2000 and, since 2003, have been focused on our mission of item connectivity. Our platform delivers real-time information about an item’s unique identity, location and authenticity through RAIN RFID technology.

The Impinj platform comprises three layers that together connect items to applications. Figuratively, from bottom to top, they are an endpoint layer, a connectivity layer and a software layer. Within each layer we sell one or more product families. Our platform comprises:

•

Endpoints. Our endpoint IC product family, branded Monza, comprises a family of miniature radios-on-a-chip that attach to and uniquely identify their host items. We term the endpoint IC and its host item an “endpoint.” Our endpoint ICs power themselves from a reader’s radio waves so don’t need a battery, can wirelessly connect almost any item and are readable to 30 feet without line-of-sight. We launched our first endpoint IC, Monza 1, in 2005 and have brought to market five subsequent Monza product families. Each family has increased performance, offered new features and functionalities and reduced cost. Most recently, we introduced our Monza R6 product family, which has longer read range, improved ease-of-use and lower cost when compared with prior Monza products. We have shipped over 25 billion Monza endpoint ICs since 2005, including approximately 7.1 billion and 6.0 billion in the 12 months ended December 31, 2017 and 2016, respectively.

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

o

Reader ICs and Modules. Our reader IC product family, branded Indy, comprises a suite of ICs and modules that combine our reader ICs with peripheral circuitry in an easy-to-use format. Our reader ICs and modules read, write, authenticate or otherwise engage endpoint ICs. We acquired our Indy business from Intel corporation in July 2008, at which time Intel was selling a single product, the R1000. We subsequently brought to market two additional Indy IC products, the R500 and R2000. More recently we introduced the RS500 and RS2000 modules that reduce OEM and ODM product integration and time-to-market. Our partners typically place large orders for our reader ICs, securing their supply for an extended period of time but causing variability in our product orders and quarterly reader IC revenue.

•

Software. ItemSense is the operating system for our platform. It extracts item data from the connectivity and endpoint layers to deliver data to business and consumer applications. It also centralizes reader and gateway configuration, management and control through a management application program interface, or API. It is modular, scalable and secure and can operate on-premises, in hybrid-cloud or in cloud-based environments. ItemSense can connect, manage and process data from hundreds of readers or gateways. We began generating ItemSense revenue in the second half of 2016; however, as anticipated, our revenue to date has not been material as we continue our development and commercialization efforts.

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

•

In 2017 and 2016, we invested $32.2 million and $25.4 million, respectively, in research and development, including expenses related to NRE development agreements and capitalized internal-use software-development costs. We intend to continue investing significantly in research and development to maintain our technology leadership.

•

In 2017, we grew our ending inventory by $19.3 million over the ending inventory of $27.7 million at December 31, 2016 to meet growing demand for our products and to reduce lead times. We intend to slow our investment in inventory in the near term.

•

In 2017 and 2016, we invested $31.6 million and $22.3 million, respectively, in sales and marketing. We intend to continue investing in sales and marketing, including expanding our sales and marketing personnel to increase our selling opportunities.

These investments will increase operating expenses on an absolute dollar basis for the foreseeable future. Many of these investments will occur in advance of us experiencing any direct benefit from them and may affect our profitability, or cause an operating loss, in future periods.

In February 2018, we agreed to a partner’s request for a one-time product exchange, requiring us to record a sales returns reserve in 2017. The sales returns reserve reduced our revenue by $3.2 million and there was a decrease to cost of sales. This exchange transaction decreased gross profit and gross margin in 2017. We expect to recognize revenue of $3.2 million in the first half of 2018 when the exchange transaction is completed. This exchange transaction will increase gross profit in 2018 and we expect an accretive impact on gross margin in the first half of 2018.

In February 2018, we began implementing a restructuring to match our strategic and financial objectives and to optimize resources for long-term growth, including a reduction in force program affecting approximately 9% of our employees. As part of the restructuring, we will also look to reduce leased office space and close some remote offices. We estimate expenses relating to these actions at approximately $3.75 million to $4.25 million. We currently expect the reduction-in-force charges, comprising primarily severance benefits, to be in the range of $1.0 million to $1.35 million; and the lease space reduction, comprising primarily sublease costs and lease cease-use charges, to be in the range of $2.75 million to $2.9 million. We anticipate we will recognize most of these charges in the first half of 2018.

In March 2018, we amended its Senior Credit Facility, to, among other things, extend the maturity date of the revolving credit facility to March 5, 2020, and provide for a new $20.0 million term loan, the proceeds of which refinance $7.9 million outstanding under the existing term loan and $1.1 million of equipment loans outstanding under the Senior Credit Facility. The remaining term loan proceeds are available for general corporate purposes. The new term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. The Company retains the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020. The amendment also amends the financial covenants under the Senior Credit Facility such that if our cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, the Company must comply with an amended covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the existing minimum liquidity ratio, each determined in accordance with the terms of the Senior Credit Facility.

Our total revenue was $125.3 million, $112.3 million and $78.5 million for 2017, 2016 and 2015, respectively. Our net loss was $17.3 million and $1.7 million for 2017 and 2016, respectively and our net income was $900,000 for 2015. Our adjusted EBITDA loss was $5.6 million for 2017, and our adjusted EBITDA income was $5.1 million and $5.8 million for 2016 and 2015, respectively. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Selected Consolidated Financial Data—Adjusted EBITDA.”

Factors Affecting Our Performance

Investing in Growth

We have invested, and plan to continue investing, significantly in research and development to enhance and extend our platform, including enhancing existing platform products and introducing new platform products. We plan to enhance our operating-system software, including its deployment models and functionalities. We plan to enhance our fixed readers and gateways and leverage them for platform deployments in retail, healthcare and other industries. We also plan to develop next-generation reader and endpoint ICs. We may enter into arrangements with customers, vendors and channel partners to fund a portion of certain of these research and development initiatives. If we are unsuccessful in attracting such funding, our operating results and product time-to-market may be adversely affected.

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

Market Adoption

Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our platform in multiple industries, including the retail industry which is our largest market. In 2015 and 2016 some major retailers, brand owners and other entities initiated new deployments that significantly increased our product sales. In 2016, our endpoint IC sales exceeded both our expectations and those of our industry’s analysts. We believe these deployments indicate a trend toward greater RAIN adoption in retail and other markets, and intend to continue introducing new products to further grow overall market adoption. As a result of these 2016 trends, we invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017 the growth rate in endpoint IC shipments decelerated due to multiple factors including, but not limited to, delays in both new deployments and the planned expansions at several large retailers.

As another example of growing RAIN adoption, our reader and gateway sales in the second half of 2017 exceeded our expectations, due to end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading and RAIN data integration with enterprise software systems. In addition, retailers demanding more transformative business value from RAIN are beginning to turn to real-time fixed reading. We believe greater adoption of fixed readers and our software will increase the value of our platform, which could further drive adoption over the longer term.

If market adoption of RAIN technology, and our platform products specifically, does not meet our expectations, our growth prospects and operating results will be adversely affected. In addition, if endpoint IC, reader and gateway sales exceed expectations, our revenue and profitability may be positively affected, or if we discount prices to win opportunities, our gross margins may be negatively affected. In addition, if we are unable to meet end user or customer volume or performance expectations in the near term our business and prospects may be adversely affected.

Timing and Complexity of Customer Deployments

From 2010 to 2017, our endpoint IC unit sales volume increased at a compounded annual growth rate of 33%. However, deployment of RAIN-based solutions has been uneven and unpredictable in scope, timing and implementation. For example, growth in endpoint IC unit sales volumes decelerated in the second half of 2017. For end users to gain business value from our platform, they typically must integrate our platform with their applications and information systems. End-users may only deploy certain of our hardware products, which may affect the value they derive from our platform, and in turn, our operating results. We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end user applications and information systems. If our partners fail to deploy or integrate our platforms and products as planned then sales of our products and our reputation may be adversely affected. As a result of these factors and our reliance on our channel partners, we may experience significant fluctuation in revenue on a quarterly basis, and we anticipate these factors will continue to characterize our business for the foreseeable future. Therefore, we focus on annual results as they are more relevant for planning and for evaluating our performance.

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

Inventory Supply

From time to time we may experience high inventory levels or shortages of products available for sale. These inventory dynamics can impact some of our hardware components or key SKUs within a particular product line. High inventory levels and potential obsolescence could result in unexpected expenses or increases in reserves that could adversely affect our business. In periods of rapidly increasing demand, lead times for our products can be lengthy, causing us to occasionally experience product shortages. If we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could potentially lose market share and damage our customer relationships.

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from sales of our endpoint ICs, reader ICs, readers and gateways as follows:

•

We sell our endpoint ICs primarily to inlay manufacturers. In 2017, endpoint IC sales represented 73% of our revenue, compared to 77% in 2016. We expect endpoint IC sales to represent a majority of our revenue for the foreseeable future. In 2017, endpoint IC sales to inlay manufacturers Avery, Smartrac and Arizon accounted for 61% of our total endpoint IC revenue, and 18%, 14% and 13% of our total revenue, respectively.

•

We sell our readers and gateways to VARs and system integrators primarily through distributors. We are beginning to sell software through these same partners as well as through ISVs. In 2017, sales to Blue Star accounted for 48% of our readers and gateway revenue, and 10% of our total revenue. We expect revenue from reader, gateway and software sales to increase as a percentage of total revenue over time as a result of our investment in sales and marketing associated with our solutions business and our growing emphasis on software.

•

We sell our reader ICs primarily to OEMs and ODMs through distributors. In 2017, sales to our top three reader IC customers accounted for 63% of our total reader IC revenue, but none individually represented more than 10% of our total revenue. We expect customer concentration for reader ICs to decrease over time as demand for RAIN solutions grows and the number of OEMs and ODMs increases.

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

For our endpoint and reader ICs, we generally recognize revenue upon shipment because the relevant criteria for revenue recognition are met at that time. For our reader and gateway products, which are occasionally sold with other products and support, we allocate revenue to each separate deliverable on a relative fair-value basis and generally recognize revenue upon shipment or defer and recognize revenue ratably over the contract service period. We believe software revenue will grow over time, but it has not been material to date, and we expect modest software revenue for the foreseeable future.

Cost of Revenue and Gross Margin

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. We outsource manufacturing of our readers and gateways to a third-party contract manufacturer, and our costs for these devices are based on negotiated prices for finished goods. Cost of revenue also includes charges for inventory write-downs, warranty costs and accrued losses on purchase commitments to third-party contract manufacturers. Our gross margin varies from period to period based on product mix and discounting to win strategic opportunities. Historical gross margin has remained relatively consistent at between 48% and 55% for the interim and annual periods during the last three fiscal years.

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

Results of Operations

The following table present our results of operations for the periods indicated:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$125,300	$112,287	$78,479
Cost of revenue (1)	60,359	52,834	37,633
Gross profit	64,941	59,453	40,846
Operating expenses:
Research and development (1)	32,220	25,185	17,579
Sales and marketing (1)	31,579	22,330	14,579
General and administrative (1)	18,161	12,426	7,087
Total operating expenses	81,960	59,941	39,245
Income (loss) from operations	(17,019)	(488)	1,601
Interest income (expense) and other income (expense), net	(400)	(1,017)	(535)
Income (loss) before tax expense	(17,419)	(1,505)	1,066
Income tax benefit (expense)	97	(168)	(166)
Net income (loss)	(17,322)	(1,673)	900
Less: Accretion of preferred stock	—	(6,258)	(11,301)
Net loss attributable to common stockholders	$(17,322)	$(7,931)	$(10,401)
Net loss per share attributable to common stockholders — basic and diluted (2)	$(0.84)	$(0.74)	$(2.67)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — basic and diluted	20,680	10,778	3,893
Other Financial Data:
Adjusted EBITDA (3)	$(5,641)	$5,146	$4,751

(1) Includes stock-based compensation as follows:
Cost of revenue	$231	$96	$31
Research and development expense	2,431	983	305
Sales and marketing expense	3,113	1,289	692
General and administrative expense	1,653	397	150
Total stock-based compensation expense	$7,428	$2,765	$1,178

(2) See Note 13 of the notes to our condensed consolidated financial statements included elsewhere in this report for an explanation of the calculation of our net loss per share attributable to common stockholders — basic and diluted.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net income (loss)	$(17,322)	$(1,673)	$900
Interest income (expense) and other income (expense), net	400	1,017	535
Income tax benefit (expense)	(97)	168	166
Depreciation and amortization	3,950	2,869	1,972
Stock-based compensation	7,428	2,765	1,178
Adjusted EBITDA	$(5,641)	$5,146	$4,751

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Percentages from certain line items do not sum to the subtotal or total line items due to rounding.

	Year Ended
	December 31,
	2017	2016	2015
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.2	47.1	48.0
Gross profit	51.8	52.9	52.0
Operating expenses:
Research and development	25.7	22.4	22.4
Sales and marketing	25.2	19.9	18.6
General and administrative	14.5	11.1	9.0
Total operating expenses	65.4	53.4	50.0
Income (loss) from operations	(13.6)	(0.4)	2.0
Interest income (expense) and other income (expense), net	(0.3)	(0.9)	(0.7)
Income (loss) before tax expense	(13.9)	(1.3)	1.4
Income tax benefit (expense)	0.1	(0.1)	(0.1)
Net income (loss)	(13.8)%	(1.5)%	1.1%

 Comparison of Years Ended December 31, 2017 and 2016

Revenue

	Year ended December 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
Revenue:
Endpoint ICs	$91,699	$86,218	$5,481	6.4%
Systems	33,601	26,069	7,532	28.9
Total revenue	$125,300	$112,287	$13,013	11.6%

Revenue increased $13.0 million for 2017 compared to 2016, primarily attributable to increased demand for our endpoint ICs, readers and gateways. Endpoint IC revenue increased $5.5 million in 2017 compared to 2016 due to increased shipment volumes of 65% for our Monza R6 product family; partially offset by a 40% decrease in shipment volumes for our Monza 5 product and a decrease in the average selling prices of our endpoint ICs due to the competitive environment and product mix. In addition, endpoint ICs revenue was impacted by a sales returns reserve of $3.2 million related to a product exchange that we expect to complete in the first half of 2018. For information regarding the product exchange transaction, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this report. Systems revenue increased $7.5 million in 2017 compared to 2016 due to increased shipment volumes of 45% for systems, which includes readers and gateways and reader ICs, partially offset by a decrease in the average selling prices primarily due to product mix.

Gross Profit

	Year Ended
	December 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$64,941	$59,453	$5,488	9.2%
Gross margin	51.8%	52.9%

Gross profit increased $5.5 million for 2017 compared to 2016 due to increased shipment volumes of our endpoint ICs, readers and gateways described above. Gross margin decreased in 2017 compared to 2016 primarily due to decreases in average selling prices for endpoint ICs and a smaller impact due to the sales returns reserve mentioned above. The decrease in gross margin was partially offset by higher gross margins due to product mix within endpoint ICs and volume pricing discounts from suppliers of our endpoint ICs. Gross margin also decreased due to a decrease in average selling prices for readers and gateways as we discounted prices to win opportunities and substituted higher-cost products to meet customer demand; partially offset by an increase in the percentage of total revenue attributable to readers and gateways, which generally have higher margins.

Operating Expenses

Research and Development

	Year Ended
	December 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$32,220	$25,185	$7,035	27.9%

Research and development expense increased $7.0 million for 2017 compared to 2016 due to increases of $4.4 million in personnel costs as we continued to grow our engineering headcount to support current and future product initiatives, $1.1 million in consulting services, $896,000 in contract design services, $352,000 in software subscriptions and $262,000 in allocated rent, utilities and depreciation.

Sales and Marketing

	Year Ended
	December 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$31,579	$22,330	$9,249	41.4%

Sales and marketing expense increased $9.2 million for 2017 compared to 2016 due to increases of $6.6 million in personnel costs due primarily to growth in the size of our sales team, $1.0 million in sales related travel expenses, $734,000 in marketing and advertising costs, $326,000 in service providers, $293,000 in allocated rent, utilities and depreciation, and $277,000 in software subscriptions.

General and Administrative

	Year Ended
	December 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$18,161	$12,426	$5,735	46.2%

General and administrative expense increased $5.7 million for 2017 compared to 2016 due to increases of $1.8 million in personnel costs driven primarily by growth in headcount in shared corporate services, $1.4 million in professional services, $1.3 million in allocated rent, utilities and depreciation, $780,000 in software subscriptions and $411,000 in business insurance.

Interest Income (Expense) and Other Income (Expense), Net

	Year Ended
	December 31,		Change 2016 to 2017
	2017	2016	In Dollars	In Percentage
	(in thousands, except percentages)
Interest expense	$(908)	$(1,633)	$(725)	(44.4)%
Interest income and other income (expense), net	508	616	(108)	(17.5)

Interest expense decreased by $725,000 for 2017 compared to 2016 due to a decrease in interest expense of $689,000 resulting from a lower interest rate, which decreased 1.5% as a result from our debt refinance in April 2017, and a lower principle balance on our long-term debt.

Interest income and other income (expense), net decreased $108,000 for 2017 compared to 2016 due to a favorable change of $560,000 in the fair value of outstanding convertible preferred stock warrants during 2016, partially offset by an increase in interest income of $485,000.

Comparison of Years Ended December 31, 2016 and 2015

Revenue

	Year ended December 31,		Change 2015 to 2016
	2016	2015	In Dollars	In Percentage
Revenue:
Endpoint ICs	$86,218	$52,854	$33,364	63.1%
Systems	26,069	25,625	444	1.7
Total revenue	$112,287	$78,479	$33,808	43.1%

Revenue increased for 2016 compared to 2015 primarily driven by increased demand for our endpoint ICs. Endpoint IC revenue increased $33.4 million in 2016 compared to 2015. More than 95% of the $33.8 million increase in revenue was attributable to increased shipment volumes of our Monza R6 product family; partially offset by a modest decrease in average selling prices for our endpoint ICs. Systems revenue increased $444,000 in 2016 compared to 2015 due to increased shipment volumes of 11%; partially offset by a decrease in average selling prices due to volume pricing discounts for readers and gateways.

Gross Profit

	Year Ended
	December 31,		Change 2015 to 2016
	2016	2015	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$59,453	$40,846	$18,607	45.6%
Gross margin	52.9%	52.0%

Gross profit increased $18.6 million for 2016 compared to 2015 due to increased shipment volumes of our Monza R6 product family described above. Gross margin increased in 2016 compared to 2015 due to both product mix and volume pricing discounts from suppliers of our endpoint ICs; partially offset by the modest decreases in average selling prices for endpoint ICs and readers and gateways.

Operating Expenses

Research and Development

	Year Ended
	December 31,		Change 2015 to 2016
	2016	2015	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$25,185	$17,579	$7,606	43.3%

Research and development expense increased $7.6 million for 2016 compared to 2015 due to increases of $4.5 million in personnel costs as we continued to grow our engineering headcount to support current and future product initiatives, $2.9 million in allocated rent, utilities and depreciation and $215,000 in consulting services.

Sales and Marketing

	Year Ended
	December 31,		Change 2015 to 2016
	2016	2015	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$22,330	$14,579	$7,751	53.2%

Sales and marketing expense increased $7.8 million for 2016 compared to 2015 due to increased personnel costs of $6.2 million primarily related to the significant growth in the size of our sales team. Additionally, there was an increase of $510,000 in allocated rent, utilities and depreciation, $434,000 in sales related travel expenses and $419,000 in marketing and advertising costs.

General and Administrative

	Year Ended
	December 31,		Change 2015 to 2016
	2016	2015	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$12,426	$7,087	$5,339	75.3%

General and administrative expense increased $5.3 million for 2016 compared to 2015 due to increases of $1.9 million in personnel costs driven primarily by growth in headcount in shared corporate services, $1.2 million in allocated rent, utilities and depreciation and $2.2 million in professional services.

Interest Income (Expense) and Other Income (Expense), Net

	Year Ended
	December 31,		Change 2015 to 2016
	2016	2015	In Dollars	In Percentage
	(in thousands, except percentages)
Interest expense	$(1,633)	$(1,208)	$(425)	35.2%
Interest income and other income (expense), net	616	673	(57)	(8.5)

Interest expense increased $425,000 for 2016 compared to 2015 due to higher outstanding borrowings in 2016 under our mezzanine credit facility which carried an interest rate of 18% and additional borrowings under the equipment term-loan facility.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for the last eight quarters, as well as the percentage that each line item represents of total revenue. Percentages from certain line items do not sum to the subtotal or total line items due to rounding. In the opinion of management, the data has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report, and reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with our audited consolidated financial statements and the related notes included elsewhere in this report.

	Three months ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands, except percentages)
Statements of Operations Data:
Revenue	26,863	32,599	34,111	31,727	33,655	31,013	25,988	21,631
Cost of revenue	13,854	15,606	15,940	14,959	15,267	14,638	12,396	10,533
Gross profit	13,009	16,993	18,171	16,768	18,388	16,375	13,592	11,098
Gross margin	48.4%	52.1%	53.3%	52.9%	54.6%	52.8%	52.3%	51.3%
Operating expenses:
Research and development expense	8,912	8,846	7,119	7,343	7,403	6,622	5,726	5,434
Sales and marketing expense	9,092	8,107	7,044	7,336	6,428	5,584	5,288	5,030
General and administrative expense	4,529	4,723	4,822	4,087	4,212	3,356	2,356	2,502
Total operating expenses	22,533	21,676	18,985	18,766	18,043	15,562	13,370	12,966
Income (loss) from operations	(9,524)	(4,683)	(814)	(1,998)	345	813	222	(1,868)
Interest income (expense) and other income (expense), net	(59)	(118)	(118)	(105)	(172)	38	(436)	(447)
Income (loss) before tax expense	(9,583)	(4,801)	(932)	(2,103)	173	851	(214)	(2,315)
Income tax benefit (expense)	249	(50)	(45)	(57)	(70)	(43)	(40)	(15)
Net income (loss)	$(9,334)	$(4,851)	$(977)	$(2,160)	$103	$808	$(254)	$(2,330)
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.45)	$(0.23)	$(0.05)	$(0.11)	$0.01	$0.01	$(0.71)	$(1.21)
Weighted-average shares used to compute net income (loss) per shares attributable to common stockholders
Basic	20,907	20,826	20,636	20,344	19,078	15,318	4,321	4,267
Diluted	20,907	20,826	20,636	20,344	20,667	16,859	4,321	4,267
Other Financial Information:
Adjusted EBITDA (1)	$(5,777)	$(1,522)	$1,412	$246	$2,419	$2,227	$1,320	$(820)
(1) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.6	47.9	46.7	47.1	45.4	47.2	47.7	48.7
Gross profit	48.4	52.1	53.3	52.9	54.6	52.8	52.3	51.3
Operating expenses:
Research and development expense	33.2	27.1	20.9	23.1	22.0	21.4	22.0	25.1
Sales and marketing expense	33.8	24.9	20.7	23.1	19.1	18.0	20.3	23.3
General and administrative expense	16.9	14.5	14.1	12.9	12.5	10.8	9.1	11.6
Total operating expenses	83.9	66.5	55.7	59.1	53.6	50.2	51.4	59.9
Income (loss) from operations	(35.5)	(14.4)	(2.4)	(6.3)	1.0	2.6	0.9	(8.6)
Interest income (expense) and other income (expense), net	(0.2)	(0.4)	(0.3)	(0.3)	(0.5)	0.1	(1.7)	(2.1)
Income (loss) before tax expense	(35.7)	(14.7)	(2.7)	(6.6)	0.5	2.7	(0.8)	(10.7)
Income tax benefit (expense)	0.9	(0.2)	(0.1)	(0.2)	(0.2)	(0.1)	(0.2)	(0.1)
Net income (loss)	(34.7%)	(14.9%)	(2.9%)	(6.8%)	0.3%	2.6%	(1.0%)	(10.8%)

Our quarterly revenue increased for all periods presented above, except for the fourth quarter of 2017, when compared to the same quarter of the prior year, reflecting increased demand for our products from new and existing customers. We cannot assure you that the pattern of revenue growth will continue. The decline in our revenue for the fourth quarter of 2017 compared to the same quarter of the prior year was primarily attributable to the following: (1) delays in expanded RAIN deployments at several large retailers; (2) our shortened lead times for endpoint ICs resulting in our inlay partners decreasing their inventory balances; and (3) a sales returns reserve of $3.2 million related to a product exchange that we expect to complete in the first half of 2018.

Our quarterly cost of revenue generally moves in line with the associated period’s total revenue. Gross margin has remained relatively consistent at between 52% and 55% for the periods presented other than for fourth quarter of 2017, fluctuating as a result of product mix and discounting to win strategic opportunities based on product mix and discounting to win strategic opportunities. We typically negotiate pricing with our OEM and ODM partners with an effective date during the first quarter of every year, impacting both revenue and gross margins when compared with prior periods. Gross margin for the fourth quarter of 2017 was adversely affected due to the following: (1) lower than expected endpoint IC volumes; (2) ASP erosion as a result of the competitive environment; and (3) the impact of a one-time product exchange requiring us to record a sales returns reserve. For information regarding the product exchange transaction, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this report.

Total operating expenses have generally increased sequentially quarter-over-quarter for all periods presented above, primarily due to the continued hiring of additional personnel to drive the growth of our business. Operating expenses as a percentage of total revenue increased during the third and fourth quarters of 2017 due to the decline in revenue, mentioned above, and our operational decision to continue investing for growth by increasing the number of engineering and sales and marketing employees.

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

	Three months ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income:
Net income (loss)	(9,334)	(4,851)	(977)	(2,160)	103	808	(254)	(2,330)
Interest income (expense) and other income (expense), net	59	118	118	105	172	(38)	436	447
Income tax benefit (expense)	(249)	50	45	57	70	43	40	15
Depreciation and amortization	1,082	1,021	973	874	726	659	770	714
Stock-based compensation	2,665	2,140	1,253	1,370	1,348	755	328	334
Adjusted EBITDA	$(5,777)	$(1,522)	$1,412	$246	$2,419	$2,227	$1,320	$(820)

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

In the first half of 2017 and during 2016, our lengthy endpoint IC lead times may have masked the existence of seasonality in retail RAIN deployments. In 2017, we observed a potential trend of seasonal slowdowns in retail deployments as retailers prioritize holiday sales execution, and this trend may continue in future periods.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had cash, cash equivalents and short-term investments of $58.1 and $100.5 million, respectively, consisting of cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, corporate bonds and notes and money market funds. We had working capital of $109.9 million as of December 31, 2017.

Historically, we funded our operations principally through the issuance of equity securities or the incurrence of debt. In 2017 and 2016, our principal uses of cash were funding operations to fund operations, debt service payments, and capital expenditures. We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash needs for the next 12 months.

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

Public Offerings

On July 26, 2016, we closed our initial public offering of 5,520,000 shares of common stock at an initial price to the public of $14.00 per share, including 720,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $68.5 million after deducting underwriting discounts and commissions and offering costs. On December 7, 2016, we closed a follow-on public offering of 1,527,380 shares of common stock at a price to the public of $27.00 per share, resulting in aggregate net proceeds to us of $38.7 million after deducting underwriting discounts and commissions and offering costs. We intend to continue investing in the growth of our business, and there is no assurance that we will be able to consistently fund our business out of operating cash flows in the future.

Senior Credit Facility and Mezzanine Credit Facility

At December 31, 2017, $9.7 million of term loan and equipment loans were outstanding under our senior credit facility, excluding unamortized debt issuance costs of $113,000. The weighted average interest rate was 4.6% at December 31, 2017.

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

For information on our debt facilities, please refer to Note 8 to our consolidated financial statements included elsewhere in this report.

Use of Funds

Our principal uses of cash are our operating expenses, inventory purchases, debt repayment and other working capital requirements.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$(35,886)	$(9,497)	$3,456
Net cash provided by (used in) investing activities	21,398	(70,633)	(7,450)
Net cash provided by (used in) financing activities	137	103,645	7,176

Operating Cash Flows

For the year ended December 31, 2017, net cash used in operating activities was $35.9 million. This cash usage was primarily driven by a net loss of $17.3 million, a $4.8 million increase in accounts receivable due to the timing of product shipments period over period, a $19.3 million increase in inventory to meet anticipated future demand for our products and a $7.4 million increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. Offsetting these uses of cash in operations were benefits of an $11.5 million impact of non-cash items, a $1.2 million increase in deferred rent and a $439,000 decrease in prepaids and other current assets.

For the year ended December 31, 2016, net cash used in operating activities was $9.5 million. This cash usage was primarily driven by a net loss of $1.7 million, a $4.5 million increase in accounts receivable due to the timing of product shipments period over period, a $15.9 million increase in inventory to meet anticipated future demand for our products and a $1.8 million increase in prepaid expenses and other assets. Offsetting these uses of cash in operations were benefits of a $5.3 million impact of non-cash items and an $8.9 million increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due.

For the year ended December 31, 2015, net cash provided by operating activities was $3.5 million This cash benefit was primarily driven by $900,000 of net income, a $2.6 million impact of non-cash items, a $4.6 million increase in deferred rent due to tenant improvements and a net $2.3 million increase in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. Offsetting these benefits were usages of a $3.3 million increase in accounts receivable due to the timing of product shipments period over period, a $466,000 decrease in deferred revenue and a $2.8 million increase in inventory.

Investing Cash Flows

For the year ended December 31, 2017, net cash provided by investing activities was $21.4 million. This cash benefit was driven by investment maturities of $77.1 million. These maturities were partially offset by purchases of investments and equipment of $49.1 million and $6.6 million, respectively.

For the year ended December 31, 2016, net cash used in investing activities was $70.6 million. This cash usage consisted of purchases of investments of $67.1 million and purchases of equipment of $3.5 million.

For the year ended December 31, 2015, net cash used in investing activities was $7.5 million. This cash usage consisted of purchases of equipment of $7.5 million.

Financing Cash Flows

For the year ended December 31, 2017, net cash provided by financing activities was $137,000. This cash benefit consisted of proceeds of $4.7 million from the exercise of stock options and stock purchases under the employee stock purchase plan. These proceeds were partially offset by payments of offering costs of $600,000, payments of $1.1 million for capital lease financing obligations and repayments of indebtedness of $2.8 million of principal under our senior credit facility.

For the year ended December 31, 2016, net cash provided by financing activities was $103.6 million. This cash benefit consisted of proceeds from public offerings of $108.1 million, net of offering costs of $10.4 million paid in 2016, $322,000 offering costs paid in 2015 and $626,000 unpaid offering costs at December 31, 2016, proceeds from borrowings of $61.4 million and proceeds of $662,000 from the exercise of stock options and warrants; offset by repayments of indebtedness of $65.3 million of principal under our senior credit facility and payments of $1.2 million for capital lease financing obligations.

For the year ended December 31, 2015, net cash provided by financing activities was $7.2 million. This cash benefit consisted of proceeds from borrowings of $13.9 million and proceeds of $538,000 from the exercise of stock options; offset by repayments of indebtedness of $6.1 million of principal under our credit facility; payments of deferred offering costs of $322,000 and payments of $824,000 for capital lease financing obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2017:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Senior credit facility (1)	$9,702	$4,167	$5,535	$—	$—
Capital lease obligations	1,869	1,024	843	2	—
Operating lease obligations	35,380	4,218	8,631	9,157	13,374
Purchase commitments (2)	23,502	23,502	—	—	—
Total	$70,453	$32,911	$15,009	$9,159	$13,374

(1) Senior credit facility includes estimated interest payments assuming a change in interest rates only for the conclusion of contractual interest only periods over the term of the repayment periods. As of December 31, 2017, we had principal outstanding under our senior credit facility of $9.7 million with a blended interest rate of 4.6%.

(2)  We manufacture products with a third-party manufacturer under recurring one-year agreements. We were committed to purchase $23.5 million of inventory as of December 31, 2017.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions, in accordance with GAAP, that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.

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

Revenue Recognition

We generate revenue from sales of our hardware and software products, development and service agreements and licensing agreements. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is probable.

Sales agreements do not generally provide for a right of return for refund but for certain distributors provide for a right of return in exchange for other similar products, subject to time and quantity limitations. When we give our distributors the right to exchange eligible products, we estimate the expected exchanges based on an analysis of historical experience. We may provide other credits or considerations to our customers, which are accounted for as sales incentives when estimating the amount of revenue to recognize. The price of our products and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. Credits and returns are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

Our multi-element arrangements generally include a combination of hardware products, non-essential software, extended warranty, enhanced maintenance and services. We allocate revenue to software and non-software deliverables based on their relative fair value. Amounts allocated to extended warranty, enhanced maintenance and services sold with our reader products are deferred and recognized on a straight-line basis over the arrangement term. Accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to non-software deliverables as follows: (1) vendor-specific objective evidence of selling price, or VSOE; (2) third-party evidence of selling price, or TPE; and (3) best estimated selling prices, or ESP. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a stand-alone basis. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. We are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis and are therefore typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.

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

For software deliverables, we recognize revenue in accordance with industry specific software accounting guidance for stand-alone software licenses and related support services. Revenue from software deliverables that do not require significant production, modification or customization of our software is generally recognized when: (1) delivery has occurred; (2) there is no customer acceptance clause in the contract; (3) there are no significant post-delivery obligations remaining; (4) the price is fixed; and (5) collection of the resulting receivable is reasonably assured. For transactions where we have established VSOE for the fair value of support services as measured by the renewal prices paid by our customers when the services are sold separately on a stand-alone basis, we use the residual method to determine the amount of software revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as license revenue. Support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. In those instances where we have not established VSOE of our support services, the license and service revenue is recognized on a straight-line basis over the support period.

We account for development, service and licensing agreements generally by recognizing the revenue ratably over the performance period or as services are performed; advance payments under these agreements are initially deferred. Revenue associated with these agreements for the periods presented in this report was not material.

Payment terms range from 30 days to 120 days. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Inventory

Inventories consist of a combination of raw materials, work-in-progress and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the average costing method, which approximates the first in, first out, or FIFO, method. We establish reserves for excess and obsolete inventory based on our analysis of inventory levels, future sales forecasts and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue. Estimating the value of our inventory requires considerable judgment. Changes in our judgment could have a material impact on our results of operations, financial position and cash flows.

Income Taxes

We use the asset and liability approach for accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets, including historical net operating losses, and deferred tax liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, we have recorded a full valuation allowance for these assets. We evaluate the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we would release our valuation allowance accordingly.

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

Stock-Based Compensation

Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes option model and recognized as an expense over the employee’s requisite service period on a straight-line basis. We expect to continue to grant stock awards pursuant to our 2016 Equity Incentive Plan and to allow employees to purchase shares of our common stock pursuant to our 2016 Employee Stock Purchase Plan, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these awards is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee awards in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

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

Our Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected volatility of the price of our common stock, the expected term of the award, risk-free interest rates, the expected dividend yield of our common stock and, for the period prior to our IPO, the fair value of the underlying common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, please refer to Note 2 to our consolidated financial statements included elsewhere in this report.

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail itself of this exemption. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

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

Interest Rate Risk

Under our current investment policy, we invest our excess cash in money market funds, U.S. government agency securities, corporate bonds and notes and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. We do not enter into investments for trading or speculative purposes.

We had cash, cash equivalents and short-term investments of $58.1 million and $100.5 million as of December 31, 2017 and 2016, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of December 31, 2017, our borrowings under our senior credit facility had a blended rate of 4.6%. Assuming the revolver borrowings under the senior credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring January 1, 2018 and sustained throughout the period ended December 31, 2018, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $324,000.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss), of changes in redeemable convertible preferred stock, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 15, 2018

We have served as the Company’s auditor since 2003.

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$19,285	$33,636
Short-term investments	38,831	66,905
Accounts receivable, net of allowances of $3,625 and $284 at December 31, 2017 and 2016, respectively	22,244	17,447
Inventory	47,083	27,734
Prepaid expenses and other current assets	2,359	3,004
Total current assets	129,802	148,726
Property and equipment, net of accumulated depreciation of $13,587 and $10,227 at December 31, 2017 and 2016, respectively	18,110	14,929
Other non-current assets	241	—
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$152,034	$167,536
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,666	$7,166
Accrued compensation and employee related benefits	5,729	7,647
Accrued liabilities	3,162	6,098
Current portion of long-term debt	4,088	2,589
Current portion of capital lease obligations	936	1,130
Current portion of deferred rent	628	306
Current portion of deferred revenue	714	445
Total current liabilities	19,923	25,381
Long-term debt, net of current portion	5,500	9,676
Capital lease obligations, net of current portion	745	1,698
Long-term liabilities — other	532	770
Deferred rent, net of current portion	5,891	5,022
Deferred revenue, net of current portion	501	966
Total liabilities	33,092	43,513
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 20,973 and 20,336 shares issued and outstanding at December 31, 2017 and 2016, respectively	21	20
Additional paid-in capital	323,482	311,216
Accumulated other comprehensive income (loss)	(36)	(10)
Accumulated deficit	(204,525)	(187,203)
Total stockholders' equity	118,942	124,023
Total liabilities and stockholders' equity	$152,034	$167,536

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$125,300	$112,287	$78,479
Cost of revenue	60,359	52,834	37,633
Gross profit	64,941	59,453	40,846
Operating expenses:
Research and development	32,220	25,185	17,579
Sales and marketing	31,579	22,330	14,579
General and administrative	18,161	12,426	7,087
Total operating expenses	81,960	59,941	39,245
Income (loss) from operations	(17,019)	(488)	1,601
Interest income (expense) and other income (expense), net:
Interest expense	(908)	(1,633)	(1,208)
Interest income and other income (expense), net	508	616	673
Total interest income (expense) and other, net	(400)	(1,017)	(535)
Income (loss) before tax expense	(17,419)	(1,505)	1,066
Income tax benefit (expense)	97	(168)	(166)
Net income (loss)	$(17,322)	$(1,673)	$900
Less: Accretion of preferred stock	—	(6,258)	(11,301)
Net income (loss) attributable to common stockholders	$(17,322)	$(7,931)	$(10,401)
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.84)	$(0.74)	$(2.67)
Weighted-average shares used to compute net income (loss) per shares attributable to common stockholders — basic and diluted	20,680	10,778	3,893

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Net income (loss)	$(17,322)	$(1,673)	$900
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(26)	(10)	—
Total other comprehensive income (loss)	(26)	(10)	—
Comprehensive income (loss)	$(17,348)	$(1,683)	$900

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock

(in thousands)

	SERIES 1		SERIES 2		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT
Balance at December 31, 2014	5,334	$48,883	2,552	$37,779	$86,662
Accretion of redeemable convertible preferred stock	—	11,301	—	—	11,301
Balance at December 31, 2015	5,334	60,184	2,552	37,779	97,963
Accretion of redeemable convertible preferred stock	—	6,258	—	—	6,258
Issuance of preferred stock upon exercise of preferred stock warrants	—	—	106	1,863	1,863
Conversion of preferred stock into common stock at initial public offering	(5,334)	(66,442)	(2,658)	(39,642)	(106,084)
Balance at December 31, 2016	—	—	—	—	—
Balance at December 31, 2017	—	$—	—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

					ACCUMULATED	TOTAL
			ADDITIONAL		OTHER	STOCKHOLDERS’
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIT)
Balance at December 31, 2014	3,728	$4	$109,740	$(186,215)	$—	$(76,471)
Issuance of common stock	654	—	649	—	—	649
Stock-based compensation	—	—	1,188	—	—	1,188
Accretion of preferred stock	—	—	(11,301)	—	—	(11,301)
Net income (loss)	—	—	—	900	—	900
Balance at December 31, 2015	4,382	4	100,276	(185,315)	—	(85,035)
Issuance of common stock	197	—	453	—	—	453
Stock-based compensation	—	—	2,765	—	—	2,765
Accretion of preferred stock	—	—	(6,258)	—	—	(6,258)
Conversion of preferred stock warrants into common stock warrants at initial public offering	—	—	505	—	—	505
Common stock issued in connection with net exercises of common stock warrants	55	—	—	—	—	—
Conversion of preferred stock into common stock at initial public offering	8,655	9	106,075	—	—	106,084
Issuance of common stock from public offerings, net of issuance costs	7,047	7	107,185	—	—	107,192
Net cumulative effect adjustment upon adoption of share-based payment guidance to account for forfeitures as they occur	—	—	215	(215)	—	—
Net income (loss)	—	—	—	(1,673)	—	(1,673)
Other comprehensive income (loss)	—	—	—	—	(10)	(10)
Balance at December 31, 2016	20,336	20	311,216	(187,203)	(10)	124,023
Issuance of common stock	637	1	4,838	—	—	4,839
Stock-based compensation	—	—	7,428	—	—	7,428
Net income (loss)	—	—	—	(17,322)	—	(17,322)
Other comprehensive income (loss)	—	—	—	—	(26)	(26)
Balance at December 31, 2017	20,973	$21	$323,482	$(204,525)	$(36)	$118,942

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$(17,322)	$(1,673)	$900
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,950	2,869	1,972
Amortization and write-off of debt issuance costs	95	239	152
Amortization of premium on short-term investments	70	31	—
Revaluation of warrant liability	—	(559)	(703)
Stock-based compensation	7,428	2,765	1,178
Changes in operating assets and liabilities:
Accounts receivable	(4,822)	(4,515)	(3,327)
Inventory	(19,349)	(15,897)	(2,783)
Prepaid expenses and other assets	439	(1,759)	(360)
Deferred revenue	(196)	17	(466)
Deferred rent	1,191	86	4,601
Accounts payable	(2,836)	3,883	754
Accrued compensation and benefits	(1,735)	3,462	1,356
Accrued liabilities	(2,799)	1,554	182
Net cash provided by (used in) operating activities	(35,886)	(9,497)	3,456
Investing activities:
Purchases of investments	(49,125)	(67,103)	—
Proceeds from maturities of investments	77,075	—	—
Purchases of property and equipment	(6,552)	(3,530)	(7,450)
Net cash provided by (used in) investing activities	21,398	(70,633)	(7,450)
Financing activities:
Proceeds from initial public offering, net of offering costs	—	108,096	—
Payments on capital lease financing obligations	(1,147)	(1,229)	(824)
Payments on term loans	(2,772)	(65,320)	(6,115)
Proceeds from term loans	—	61,436	13,899
Proceeds from exercise of stock options and employee stock purchase plan	4,656	600	538
Proceeds from issuance of preferred stock upon exercise of warrants	—	62	—
Payments of deferred offering costs	(600)	—	(322)
Net cash provided by (used in) financing activities	137	103,645	7,176
Net increase (decrease) in cash and cash equivalents	(14,351)	23,515	3,182
Cash and cash equivalents:
Beginning of period	33,636	10,121	6,939
End of period	$19,285	$33,636	$10,121
Supplemental disclosure of cash flow information:
Cash paid for interest	$814	$1,503	$973
Supplemental disclosure of non-cash financing and investing activities:
Accretion on preferred stock	$—	$6,258	$11,301
Vesting of early exercise stock options	183	167	$117
Additions to property and equipment through capital lease	—	341	2,907
Accrued not yet paid offering costs	—	626	315
Purchases of property and equipment not yet paid	579	1,538	347
Write-off of fully depreciated property and equipment	592	1,571	1,913
Conversion of convertible preferred stock to common stock	—	106,084	—
Conversion of convertible preferred stock warrants to common stock warrants	—	505	—

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Impinj’s platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint ICs, readers, gateways, reader ICs and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP.

Principles of Consolidation

Our consolidated financial statements include the accounts of Impinj, Inc. and our wholly-owned subsidiaries Impinj RFID Technology (Shanghai) Co., Ltd., located in China, Impinj UK Ltd., located in United Kingdom, Impinj Japan LLC, located in Japan, Pi Operations (Thailand) Co., Ltd, located in Thailand, Impinj France SARL, located in France, and Impinj International, Ltd., located in the Cayman Islands.

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

Offering Costs

Offering costs, consisting of legal, accounting and other fees and costs related to our public offerings, were capitalized. Total offering costs of approximately $4.1 million were deferred through the completion of the public offerings and upon closing of each of the public offerings in 2016 were reclassified to additional paid-in capital as a reduction of the proceeds. There were no deferred offering costs as of December 31, 2017 and 2016, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, reserve for returns, collectability of accounts receivable, estimated costs to complete development contracts, warranty obligations, deferred revenue, sales incentives, inventory excess and obsolescence, depreciable lives of fixed assets, the determination of the fair value of stock awards and warrants and accrued liabilities, compensation and employee related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of our investments. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. The following table presents total revenue and accounts receivable concentration for the periods presented or as of the dates presented:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Avery	18%	14%	16%
Smartrac	14	16	14
Arizon	13	11	9
Shang Yang	7	10	15
Blue Star	10	9	10
	62%	60%	64%

	As of December 31,
	2017	2016
Accounts Receivable:
Smartrac	17%	15%
Shang Yang	10	11
Blue Star	11	11
Invengo	10	18
	48%	55%

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

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Our cash equivalents include only investments with an original or remaining maturity of three months or less at the date of purchase. We regularly maintain cash in excess of federally insured limits at financial institutions.

Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of December 31, 2017 or 2016.

Accounts Receivable and Allowances

Accounts receivable consists of amounts billed currently due from customers and amounts earned not yet billed on development agreements, net of an allowance for doubtful accounts, an allowance for sales returns and an allowance for price exceptions.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance when accounts are ultimately determined to be uncollectible. Bad debt expense is included in general and administrative expenses. For the periods presented in this report, bad debt expense was not material.

The allowance for sales returns is our best estimate based on historical experience and currently available evidence. We record changes in our estimate to the allowance for sales returns through revenue and relieve the allowance when product returns are received. In 2017, we reserved for $3.2 million related to a product exchange that we expect to complete in the first half of 2018. The following table summarizes our allowance for sales returns (in thousands):

	Balance at beginning of year	Charged to reductions revenue	Applied price concession credit	Balance at end of year
Allowance for sales returns:
During year ended December 31, 2017	$63	$3,250	$(31)	$3,282
During year ended December 31, 2016	128	—	(65)	63
During year ended December 31, 2015	151	73	(96)	128

The allowance for price exceptions is our best estimate based on historical experience. For the periods presented, price exceptions are not material and are not included in the table above.

Inventory

Inventories consist of a combination of raw materials, work-in-progress and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the average costing method, which approximates the first in, first out method. We establish reserves for excess and obsolete inventory based on our analysis of inventory levels, future sales forecasts and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue. For the periods presented in this report, inventory write-downs and sales of inventory previously written-down were not material. Estimating the value of our inventory requires considerable judgment. Changes in our judgment could have a material impact on our results of operations, financial position and cash flows.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Category	Useful Life
Laboratory equipment	3 to 5 years
Computer equipment and software	2 to 5 years
Furniture and fixtures	3 to 7 years
Equipment acquired under capital leases	3 to 7 years
Leasehold improvements	Shorter of remaining lease term or expected useful life

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Goodwill

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. For goodwill, we perform an impairment assessment at the reporting unit level on an annual basis as of the end of our September month end or more frequently if circumstances warrant. Our annual impairment assessment requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying value of a reporting unit is greater than its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, we will consider the income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

Revenue Recognition

We generate revenue from sales of our hardware and software products, and from development and service agreements and licensing agreements. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is probable.

Sales agreements do not generally provide for a right of return for refund but for certain distributors provide for a right of return in exchange for other similar products, subject to time and quantity limitations. When we give our distributors the right to exchange eligible products, we estimate the expected exchanges based on an analysis of historical experience. We may provide other credits or considerations to our customers, which are accounted for as sales incentives when estimating the amount of revenue to recognize. The price of our products and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. Credits and returns are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

Our multi-element arrangements generally include a combination of hardware products, non-essential software, extended warranty, enhanced maintenance and services. We allocate revenue to software and non-software deliverables based on their relative fair value. Amounts allocated to extended warranty, enhanced maintenance and services sold with our reader products are deferred and recognized on a straight-line basis over the arrangement term. Accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to non-software deliverables as follows: (1) vendor-specific objective evidence of selling price, or VSOE; (2) third-party evidence of selling price, or TPE; and (3) best estimated selling prices, or ESP. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a stand-alone basis. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. We are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis and are therefore typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.

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

We sell software that configures, manages and controls readers and gateways which is not considered essential to the functionality of the hardware product. For software deliverables, we recognize revenue in accordance with industry specific software accounting guidance for stand-alone software licenses and related support services. Revenue from software deliverables that do not require significant production, modification or customization of our software is generally recognized when: (1) delivery has occurred; (2) there is no customer acceptance clause in the contract; (3) there are no significant post-delivery obligations remaining; (4) the price is fixed; and (5) collection of the resulting receivable is reasonably assured. For transactions where we have established VSOE for the fair value of support services as measured by the renewal prices paid by our customers when the services are sold separately on a stand-alone basis, we use the residual method to determine the amount of software revenue to be recognized. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the sales amount is recognized as license revenue. Support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. In those instances where we have not established VSOE of our support services, the license and service revenue is recognized on a straight-line basis over the support period.

We account for development, service and licensing agreements generally by recognizing the revenue ratably over the performance period or as services are performed; advance payments under these agreements are initially deferred. Revenue associated with these agreements for the periods presented in this report was not material.

Payment terms range from 30 days to 120 days. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

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

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. A liability is recorded for the estimated cost of product warranties based on historical claims, product failure rates and other factors when the related revenue is recognized. We review these estimates periodically and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2017 and 2016 were not material.

Research and Development Costs

Research and development costs are expensed as incurred and consist of salaries and related benefits of product development personnel, contract developers, prototype materials and other expenses related to the development of new and improved products.

Foreign Currency

The functional currency for all of our subsidiaries is the U.S. dollar. All foreign currency transactions are initially measured and recorded in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated assets and liabilities are remeasured at the end of each reporting period using the exchange rate at that date. We record remeasurement gains and losses in other income (expense), net on the consolidated statements of operations.

Income Taxes

We use the asset and liability approach for accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets, including historical net operating losses, and deferred tax liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, we have recorded a full valuation allowance for these assets. We evaluate the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we would release our valuation allowance accordingly.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act, (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Securities and Exchange Commission requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.

Stock-Based Compensation

We have stock-based compensation plans that are more fully described in Note 10.

Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes option model and recognized as an expense over the employee’s requisite service period on a straight-line basis. We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these awards is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee awards in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the award. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. Stock-based compensation expense on awards granted to nonemployees was not material for 2017, 2016 and 2015.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We have not paid and do not anticipate paying cash dividends on common stock; therefore, the expected dividend yield is assumed to be zero. In addition, through December 31, 2016, we made assumptions about estimated forfeiture rates. Beginning on January 1, 2017, we elected to account for forfeitures as they occur. We also use the Black-Scholes-Merton option pricing model to determine the fair value of each common share issued under the Employee Stock Purchase Plan, or the ESPP. The fair value for the ESPP grants is determined on the first day of each offering period.

For issuances of restricted stock units, we determine the fair value of the award based on the market value of our common stock at the date of grant.

Warrant Liability

We account for preferred stock warrant liabilities at fair value. Warrant liability costs are recognized based on their grant date fair value estimated using the Black-Scholes option pricing model. To date, all warrants have been issued in connection with entering into or refinancing of our credit facilities and the costs of the warrants were accounted for as a debt discount which is amortized and recognized in interest expense over the term of the associated credit facility. Warrants issued to purchase preferred stock were adjusted to fair value at each period end as estimated using the Black-Scholes model and the associated change in fair value is included in other income (expense), net on the consolidated statements of operations. Upon the effectiveness of the registration statement related to the initial public offering on July 20, 2016, all of our outstanding warrants automatically converted into shares of common stock.

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

We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method, in those periods where we had participating securities. We consider all series of convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock do not have a contractual obligation to share in losses.

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

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards Not Yet Adopted

In January 2017, the FASB issued guidance to narrow the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We adopted this guidance on January 1, 2018. While we continue to assess all potential impacts of this new standard, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. While we continue to assess all potential impacts of this new standard, we anticipate this standard will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize right-of-use assets and lease liabilities on our consolidated balance sheets. However, we do not expect the adoption to have a significant impact on our results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of this guidance for a public company is for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. We adopted the new revenue standard on January 1, 2018 utilizing the full retrospective transition method. In the fourth quarter of fiscal 2017, we finalized our assessment of the new standard, including completing our contract reviews and our evaluation of the incremental costs of obtaining a contract. Revenue recognition related to our hardware products, non-essential software, extended warranty, enhanced maintenance services and non-recurring engineering development agreements, and recognition of cost of sales commissions will remain substantially unchanged. The primary impact of adopting the new standard relates to software license revenue that will generally be recognized at the time of delivery, rather than ratably over the subscription period. Unrecognized software license revenue at December 31, 2017 and 2016 was not material. We continue to assess the impact the adoption of this guidance will have on our disclosures. We are implementing key control activities related to the new guidance, particularly related to evaluating the impact of the standard on products with more than one performance obligation, products with variable consideration, and the determination of the amortization period for contract costs. We have concluded that upon adoption of the new guidance, we will not need to implement new information technology systems.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with an original or remaining maturity of three months or less at the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2017
	Level 1	Level 2
Cash equivalents:
Money market funds	$10,393	$—
Commercial paper	—	1,000
Short-term investments:
U.S. government agency securities	—	13,970
Corporate notes and bonds	—	7,503
Commercial paper	—	8,972
Treasury bills	—	8,386
Total	$10,393	$39,831

	December 31, 2016
	Level 1	Level 2
Cash equivalents:
Money market funds	$14,065	$—
U.S. government agency securities	—	4,997
Corporate notes and bonds	—	959
Commercial paper	—	2,948
Short-term investments:
U.S. government agency securities	—	36,531
Corporate notes and bonds	—	19,252
Commercial paper	—	11,122
Total	$14,065	$75,809

We did not have any Level 3 assets as of December 31, 2017 or 2016. There were no liabilities measured at fair value as of December 31, 2017 or 2016.

Note 4. Cash, Cash Equivalents and Investments

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale securities as of the dates presented (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,892	$—	$—	$7,892
Cash equivalents:
Money market funds	10,393	—	—	10,393
Commercial Paper	1,000	—	—	1,000
Short-term investments:
U.S. government agency securities	13,979	—	(9)	13,970
Corporate notes and bonds	7,514	—	(11)	7,503
Commercial Paper	8,972	—	—	8,972
Treasury bills	8,402	—	(16)	8,386
Total	$58,152	$—	$(36)	$58,116

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,667	$—	$—	$10,667
Cash equivalents:
Money market funds	14,065	—	—	14,065
U.S. government agency securities	4,996	1	—	4,997
Corporate notes and bonds	959	—	—	959
Commercial paper	2,948	—	—	2,948
Short-term investments:
U.S. government agency securities	36,535	6	(10)	36,531
Corporate notes and bonds	19,259	2	(9)	19,252
Commercial paper	11,122	—	—	11,122
Total	$100,551	$9	$(19)	$100,541

The contractual maturities are due in one year of less for our available-for-sale investments as of December 31, 2017.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$1,351	$5,482
Work-in-process	15,647	5,556
Finished goods	30,085	16,696
Total Inventory	$47,083	$27,734

Note 6. Property and Equipment

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$11,223	$6,687
Computer equipment and software	4,213	2,529
Furniture and fixtures	1,117	228
Equipment acquired under capital leases	4,468	6,172
Leasehold improvements	10,676	9,540
	31,697	25,156
Less: Accumulated depreciation	(13,587)	(10,227)
	$18,110	$14,929

Depreciation expense, which includes amortization of leased assets, was $3.9 million, $2.9 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net book value of property and equipment acquired under capital leases was $1.7 million and $2.7 million at December 31, 2017 and 2016, respectively.

Note 7. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions. In 2017, we recorded a tax benefit of $97,000, and in 2016 and 2015 tax expenses of $168,000 and $166,000, respectively.

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(8)	(15)	(56)
Foreign	(126)	(63)	(22)
	(134)	(78)	(78)
Deferred:
U.S. - Federal	241	(91)	(88)
U.S. - State	(10)	1	—
Foreign		—	—
	231	(90)	(88)
Total income tax benefit (expense)	$97	$(168)	$(166)

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries of December 31, 2017 as we have no foreign undistributed earnings. We intend to permanently reinvest future such earnings outside the United States. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $17,000.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2017	2016	2015
U.S. Statutory Rate	34.0%	34.0%	34.0%
Change in valuation allowance	56.4	(11.8)	9.9
State taxes (net of federal benefit)	1.9	(4.4)	3.8
Federal research and development credit	7.1	67.4	(60.8)
Incentive stock options	12.5	(46.2)	19.5
Unrecognized tax benefits	(3.5)	(47.1)	28.8
Preferred stock warrant revaluation	—	12.6	(22.4)
Impact of Tax Cuts and Jobs Act of 2017	(113.5)	—	—
Return to provision - deductible transaction costs	5.6	—	—
Other, net	0.1	(15.5)	2.9
Effective income tax rate	0.6%	(11.0)%	15.7%

The effective tax rate increased from the prior year due to the change in tax rates as a result of the enactment of new U.S. tax law in December 2017 and increase in taxes in foreign jurisdictions. We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S. but recognize deferred income tax expense in the U.S. solely based on the amortization of goodwill intangibles. As a result of the change in tax law in the United States, the change in deferred tax liabilities related to goodwill decreased, resulting in a tax benefit. We also record current tax expense for certain state margin taxes that are based on income and on earnings in foreign jurisdictions.

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards (1)	$27,090	$34,287
Credit carryforwards	7,478	6,492
Capitalized research and development	3,665	6,992
Deferred rent	1,189	1,825
Allowances	1,466	767
Deferred compensation	218	1,209
Deferred revenue	108	331
Stock compensation	525	220
Deferred tax assets	41,739	52,123
Less: valuation allowance	(41,130)	(50,959)
Net deferred tax assets	$609	$1,164
Deferred tax liability
Goodwill	(532)	(766)
Depreciation and amortization	(609)	(1,164)
Deferred tax liabilities	(1,141)	(1,930)
Net deferred tax liability	$(532)	$(766)

(1)   During the prior year, we recorded an increase to the NOL and increase to the valuation allowance of $727,000 as a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2017 and 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance decreased $9.8 million during the year ended December 31, 2017 due to the change in enacted future tax rates under the Tax Cuts and Jobs Act, and increased $905,000 during the year ended December 31, 2016.

We have accumulated federal tax losses of approximately $126.4 million and $100.0 million, respectively, as of December 31, 2017 and 2016, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $18.4 million and $15.1 million, respectively, as of December 31, 2017 and 2016. Additionally, we have net research and development credit carryforwards of $9.7 million and $8.5 million, respectively, as of December 31, 2017 and 2016, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2023. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited.

We are currently not under audit in any tax jurisdiction. Tax years from 2000 through 2017 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that positions might be challenged by taxing authorities despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year ended December 31,
	2017	2016	2015
Unrecognized tax benefits at beginning of the period	$2,597	$1,878	$1,732
Gross increases to tax positions in prior periods	2	210	—
Gross increases to tax positions in current periods	307	509	146
Unrecognized tax benefits at end of the period	$2,906	$2,597	$1,878

At December 31, 2017, the total amount of unrecognized tax benefits of $2.9 million is recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Tax Cuts and Jobs Act

The Tax Act, was enacted on December 22, 2017. As described above, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin 118, (“SAB 118”), which allows companies to record provisional amounts during a measurement period. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of (1) the effects on our existing deferred tax balances and (2) the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on the provisions of the tax laws that were in effect immediately prior to enactment, as prescribed by SAB 118. Additional work is necessary to analyze the impact of the Tax Act on our unremitted foreign earnings position and other components of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. In accordance with SAB 118, for the items which we are able to determine a reasonable estimate, we recognized a provisional amount of $19.8 million related to the revaluation of deferred tax assets, which is entirely offset by a corresponding decrease to the valuation allowance, resulting in no impact to current tax expense. In all cases, we will continue to make and refine our calculation as additional analysis is completed. In addition our estimates may also be affected as we gain a more thorough understanding of the new tax law and further guidance is issued from taxing authorities.

We have not assessed the impact of certain other provisions of the Tax Act such as Global Intangible Low Taxed Income (“GILTI”). Further, we have not made a policy election with respect to the treatment of potential deferred tax assets or liabilities affected by GILTI. We will continue to refine our calculations and understanding of the Tax Act and make the necessary adjustments within the measurement period ending December 22, 2018.

Provisional Amounts

Deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate at the rates they are expected to reverse in the future, generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balances was $19.8 million.

The impact of the one-time transition tax is based on our total post-1986 earnings and profits, or E&P, that we previously deferred from U.S. income taxes. We did not record a provisional amount due to E&P deficits from foreign operations. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. The amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities as of December 31, 2017 is estimated to be $17,000.

Note 8. Debt Facilities

Senior Credit Facility

On April 24, 2017, we amended and restated our loan agreement, or senior credit facility, with Silicon Valley Bank. As amended, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, (2) a $10.5 million term loan and (3) approximately $1.7 million aggregate principal amount of outstanding equipment loans. The revolving credit facility reflects a $10.0 million increase in revolver borrowing capacity and is no longer subject to a borrowing base. Consistent with the prior loan agreement, the term loan will amortize over 36 months beginning on June 1, 2017, following an initial interest-only period, and will mature on May 1, 2020. We retain the ability to prepay the term loan at any time, subject to a prepayment fee of 1.0% of the outstanding principal amount if prepaid on or before May 27, 2018. At December 31, 2017, we had no revolver borrowings outstanding and $8.5 million of term loan borrowings outstanding.

The senior credit facility also refinanced the current balance of the equipment loans outstanding in the principal amount of approximately $870,000, or the Equipment A Advance, and $815,000, or the Equipment B Advance, initially borrowed on September 20, 2016 and December 30, 2016, respectively. Beginning on May 1, 2017, the Equipment A Advance will continue to amortize over 29 months, maturing on September 1, 2019, and the Equipment B Advance will continue to amortize over 32 months, maturing on December 1, 2019. We may prepay the equipment loans in full at any time, subject to a prepayment fee equal to 2.0% of the principal amount of each equipment loan prepaid if such equipment loan is prepaid on or prior to the first anniversary of the date such equipment loan was initially borrowed, and 1.0% of the outstanding principal amount if prepaid after the first anniversary, but on or prior to the second anniversary, of the date such equipment loan was initially borrowed. At December 31, 2017, we had $1.2 million equipment loan borrowings outstanding.

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

At December 31, 2017, $9.7 million of term loan and equipment loans were outstanding, excluding unamortized debt issuance costs of $113,000. The weighted average interest rate was 4.6% at December 31, 2017. The following table presents the scheduled principal maturities as of December 31, 2017 (in thousands):

2018	$4,167
2019	4,077
2020	1,458
Total	$9,702

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

Note 9. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

Upon the effectiveness of the registration statement related to the initial public offering on July 20, 2016, all of our previously outstanding shares of redeemable convertible preferred stock automatically converted into 8,531,146 of common stock at the conversion rate of 1-to-1 and shares of Series 2 redeemable convertible preferred stock automatically converted into common stock at the conversion ratio of 1-to-1.25. The related carrying value of the redeemable convertible preferred stock of $106.1 million was reclassified to common stock and additional paid-in capital.

Our previously outstanding Series 1 and Series 2 preferred stock included certain redemption provisions which prevented us from including these amounts in stockholders’ equity (deficit). Holders of our Series 1 and Series 2 redeemable convertible preferred stock were entitled to accretion equal to 7% annual interest (non-compounded) on the original price paid per share of the applicable series of preferred stock. We recorded no accretion in 2017 and accretion of $6.3 million and $11.3 million during 2016 and 2015, respectively, in respect of our outstanding Series 1 and Series 2 redeemable convertible preferred stock. Accretion is generally recorded against distributable earnings. Since we have accumulated losses, we recorded accretion against additional paid-in capital until there is no remaining capital.

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law or by our certificate of incorporation. There was no preferred stock issued and outstanding as of December 31, 2017 or 2016.

Common Stock

As of December 31, 2017, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the Board of Directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

The following shares of common stock have been reserved for future issuance as of the dates presented (in thousands):

	December 31,
	2017	2016
Option awards outstanding	2,850	2,310
Restricted stock units outstanding	12	—
Common stock reserved under equity incentive plans	1,221	1,198
Common stock reserved under employee stock purchase plan	374	—
Total	4,457	3,508

Note 10. Stock-Based Awards

2016 Equity Incentive Plan

In June 2016, our board of directors adopted and our stockholders approved the 2016 Equity Incentive Plan, or the 2016 Plan, which became effective in July 2016 at which time the 2010 Equity Incentive Plan, or the 2010 Plan, was terminated. Our 2000 Stock Plan was terminated in March 2010. The number of shares of common stock reserved for issuance under the 2016 Plan may increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by the least of (1) 1,825,000; (2) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; and (3) a lesser number of shares determined by our board of directors. All options granted under the 2000 Stock Plan, the 2010 Plan and the 2016 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. We generally grant stock options with exercise prices that equal the fair value of the common stock on the date of grant.

Option Awards

The following table summarizes option award activity for the year ended December 31, 2017 (in thousands, except per share data and years):

	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2016	2,310	$8.84
Granted	1,275	36.26
Exercised	(444)	3.64
Forfeited or Cancelled	(291)	16.16
Outstanding at December 31, 2017	2,850	21.16	8.01	20,802
Vested and exercisable at December 31, 2017	1,009	$6.72	6.14	$16,128

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the periods presented:

	Stock Options
	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.8% – 2.2%	1.1% – 2.1%	1.2% – 1.6%
Expected dividends yield	None	None	None
Expected volatility	52.2% – 59.1%	40.8% – 49.5%	41.5% – 43.4%
Weighted-average expected life	6.08	5.78	4.31
Weighted-average fair value of options granted	$19.15	$9.60	$3.12

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

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $14.9 million, $1.1 million and $3.8 million, respectively. The total fair value of options vested was $3.1 million, $1.4 million and $1.3 million during 2017, 2016 and 2015, respectively.

As of December 31, 2017, our total unrecognized stock-based compensation cost related to unvested stock options was $27.3 million, which will be recognized over the weighted-average remaining requisite service period of 3.0 years.

Unvested Shares

Prior to the adoption of our 2016 Equity Incentive Plan, we provided employees with the opportunity to early exercise stock options subject to the original vesting schedule of the option. In the event of voluntary or involuntary termination of employment with us, we have an irrevocable and exclusive option to repurchase the unvested portion of the shares at the original exercise price after the termination of employment. We account for cash received in consideration for the purchase of unvested shares of common stock or the early exercise of unvested stock options as a current liability and include it in accrued compensation and employee related benefits on the consolidated balance sheet. We repurchased 1,765 unvested shares from terminated employees in 2017 and none in 2016.

The following table summarizes activity of unvested shares related to early exercise of our common stock for the year ended December 31, 2017 (in thousands, except per share data):

	Shares Outstanding
	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2016	118	$3.30
Issued	1	4.71
Vested	(69)	2.59
Repurchased	(2)	3.19
Outstanding at December 31, 2017	48	4.32

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2017 (in thousands, except per share data):

	Shares Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	12	46.53
Outstanding at December 31, 2017	12	46.53

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation expense over the vesting period. As of December 31, 2017, there was $267,000 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 0.7 years.

Employee Stock Purchase Plan

In 2016, we adopted the 2016 Employee Stock Purchase Plan, the ESPP, which became effective in July 2016. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to 15% of their eligible compensation. A participant may purchase a maximum of 4,000 shares each six-month period or some lesser number of shares as determined by IRS rules. The offering periods generally start on the first trading day on or after February 20 and August 20 of each year, except for the first offering period, which commenced on July 21, 2016 and will end on the first trading day on or after February 20, 2017. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the least of the fair market value of the shares at (1) the first day of the offering period and (2) the end of each purchase period within the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized on a straight-line basis over the related offering period. The number of shares reserved for the ESPP may increase each year, beginning on January 1, 2017 and continuing through and including January 1, 2036, by the least of: (1) 1% of the total number of shares of common stock outstanding on the first day of such year; (2) 365,411 shares of common stock; and (3) such amount as determined by our board of directors.

As of December 31, 2017, the total unrecognized stock-based compensation related to the ESPP was $118,000 and will be recognized on a straight-line basis over the weighted-average remaining service period of 0.1 years.

The fair value of the ESPP options granted is estimated at the start of the offering period using the Black-Scholes-Merton option-pricing model with the following assumptions for the periods presented:

	Employee Stock Purchase Plan
	Year Ended December 31,
	2017	2016
Risk-free interest rate	0.7% – 1.1%	0.4%
Expected term	0.5 years	0.5 years
Expected volatility	66.5% – 71.2%	61.8%

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Cost of revenue	$231	$96	$31
Research and development expense	2,431	983	305
Sales and marketing expense	3,113	1,289	692
General and administrative expense	1,653	397	150
Total stock-based compensation expense	$7,428	$2,765	$1,178

Note 11. Commitments and Contingencies

Leases

In July 2017, we entered into a lease for additional office space for our corporate headquarters in Seattle, Washington. We took possession of an additional 39,000 square feet in November 2017, and are obligated to make escalating monthly lease payments that will begin in February 2018 and continue through January 2023. We are entitled to landlord incentives totaling $1.5 million that we will amortize as a reduction in rent expense over the remaining term of the lease. On February 13, 2018, the Company began implementing a restructuring to match strategic and financial objectives and optimize resources for long-term growth. As part of the restructuring, we ceased use of this office space. This subsequent event and our restructuring plans are more fully described in Note 15.

In December 2014, we entered into a lease for our corporate headquarters in Seattle, Washington. Pursuant to the terms of this lease, we occupy a total of approximately 70,000 square feet, and we are obligated to make escalating monthly lease payments that began in January 2016 and continue through December 2026. The terms of the lease provide for rental payments on a graduated scale and the right to terminate this lease beginning in December 2022, subject to the payment of certain early termination fees. We received landlord incentives totaling $1.4 million that we are amortizing as a reduction in rent expense over the remaining term of the lease.

In October 2013, we entered into a lease for our design laboratory in Seattle, Washington. We lease approximately 11,000 square feet under an operating lease that expires in October 2018 with an option to renew for an additional one or three year term. The terms of the lease provide for rental payments on a graduated scale and the right to terminate this lease early, beginning in December 2015, subject to the payment of certain early termination fees. We received landlord incentives of $108,000 and have used $95,000. We recorded these incentives as deferred rent obligations and are amortizing them as a reduction in rental expense over the term of the lease.

We recognize rent expense on a straight-line basis over the lease period. Total rent expense under operating leases was $3.4 million, $2.9 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015 respectively.

We lease a portion of our property and equipment under capital leases, which include options allowing us to purchase the equipment at the end of the lease term.

The following table presents future minimum lease payments under operating and capital leases as of December 31, 2017 were as follows (in thousands):

	Operating	Capital
2018	$4,218	$1,024
2019	4,252	574
2020	4,379	269
2021	4,511	2
2022	4,646	—
Thereafter	13,374	—
Total minimum lease payments	$35,380	$1,869
Less: Portion representing interest		(188)
Present value of capital lease obligations		1,681
Less: Current portion of capital lease obligations		(936)
Capital lease obligations net of current portion		$745

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

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $23.5 million of inventory as of December 31, 2017.

Note 12. Segment Reporting

We have one reportable segment: the development and sale of our products and services. Our reportable segment has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

The chief executive officer reviews information about revenue categories, including endpoints, connectivity, software and other revenue. The following table presents our revenue categories for the periods presented (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenue:
Endpoint ICs	$91,699	$86,218	$52,854
Systems	33,601	26,069	25,625
Total revenue	$125,300	$112,287	$78,479

Systems revenue includes sales of readers, gateways, reader ICs and software. Revenue from readers and gateways as a percentage of total revenue was 19%, 16% and 22% for years ended December 31, 2017, 2016 and 2015, respectively. None of our other product families within the above categories were above 10% of total revenue for the periods presented.

Our assets are primarily located in the United States and not allocated to any specific geographic region. Therefore, geographic information is presented only for total revenue. Substantially all of our long-lived assets are located in the United States.

The following table is based on the location of the value-added resellers, inlay manufacturers, reader OEMs, distributors or end users who purchased products and services directly from us. For sales to our resellers and distributors, their location may be different from the locations of the ultimate end users. The following table presents our sales by geography for the periods presented (in thousands):

	Year ended December 31,
	2017	2016	2015
Americas	$29,656	$26,401	$21,568
Asia Pacific	80,531	73,084	45,096
Europe, Middle East and Africa	15,113	12,802	11,815
Total revenue	$125,300	$112,287	$78,479

Total revenue in the United States was $28.8 million, $25.9 million and $21.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 13. Net Loss per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share attributable to common stockholders (in thousands, expect per share amounts):

	Year ended
	December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(17,322)	$(1,673)	$900
Less: Accretion of preferred stock	—	(6,258)	(11,301)
Net income (loss) attributable to common stockholders	$(17,322)	$(7,931)	$(10,401)
Denominator:
Weighted-average common shares outstanding	20,763	10,904	4,067
Weighted-average unvested shares of common stock subject to repurchase	(83)	(126)	(174)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders — basic and diluted	20,680	10,778	3,893
Net income (loss) per share attributable to common stockholders — basic and diluted	$(0.84)	$(0.74)	$(2.67)

The following outstanding options, warrants and shares of preferred stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Redeemable convertible preferred stock	—	—	7,885
Common stock warrants	—	—	25
Redeemable convertible preferred stock warrants	—	—	264
Unvested shares of common stock subject to repurchase	48	118	136
Stock options	2,911	2,310	1,896

Note 14. Retirement Plans

In 2001, we adopted a salary deferral 401(k) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows us to make a matching contribution, subject to certain limitations. To date, we have not made any contributions to the plan.

Note 15. Subsequent Events

On February 13, 2018, the Company began implementing a restructuring to match strategic and financial objectives and optimize resources for long-term growth, including a reduction-in-force program affecting approximately 9% of our employees. As part of the restructuring, we will also look to reduce leased office space and close some remote offices.

On March 5, 2018, the Company, amended its Senior Credit Facility, to, among other things, extend the maturity date of the revolving credit facility to March 5, 2020, and provide for a new $20.0 million term loan, the proceeds of which refinance $7.9 million outstanding under the existing term loan and $1.1 million of equipment loans outstanding under the Senior Credit Facility. The remaining term loan proceeds are available for general corporate purposes. The new term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. The Company retains the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020.

The amendment also amends the financial covenants under the Senior Credit Facility such that if the Company’s cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, the Company must comply with an amended covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the existing minimum liquidity ratio, each determined in accordance with the terms of the Senior Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2017 at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a material weakness in our internal control over financial reporting as described below.

This report does not include an attestation report of our independent registered public accounting firm as we have chosen to take advantage of exemptions from various reporting requirements that are available to us as long as we continue to be an emerging growth company as defined in the Jumpstart Our Business Startups Act.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016, a material weakness in our internal control over financial reporting relating to the accounting and financial statement disclosure over complex accounting matters.

The impact of this material weakness resulted in the restatement of our consolidated financial statements for the years ended December 31, 2012 and 2013 and the restatement of our consolidated financial statements for the three and nine months ended September 30, 2015 and 2016.

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

For the three months ended December 31, 2017, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. Accordingly, we concluded the previously reported material weakness remained unremediated as of December 31, 2017.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of stockholders or to the annual report on Form 10-K/A. The definitive proxy statement or annual report on Form 10-K/A will be filed with the SEC within 120 days after the end of the 2017 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of stockholders or to the annual report on Form 10-K/A. The definitive proxy statement or annual report on Form 10-K/A will be filed with the SEC within 120 days after the end of the 2017 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of stockholders or to the annual report on Form 10-K/A. The definitive proxy statement or annual report on Form 10-K/A will be filed with the SEC within 120 days after the end of the 2017 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of stockholders or to the annual report on Form 10-K/A. The definitive proxy statement or annual report on Form 10-K/A will be filed with the SEC within 120 days after the end of the 2017 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of stockholders or to the annual report on Form 10-K/A. The definitive proxy statement or annual report on Form 10-K/A will be filed with the SEC within 120 days after the end of the 2017 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	9/2/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	7/11/2016	3.2

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Executive Employment Agreement, dated April 1, 2014, between the registrant and Eric Brodersen	S-1	6/2/2016	10.14

10.13+	First Amendment to Brodersen Employment Agreement, dated February 9, 2015, between the registrant and Eric Brodersen	S-1	6/2/2016	10.15

10.14+	Fein Employment Agreement, dated December 23, 2009, between the registrant and Evan Fein	S-1	6/2/2016	10.16

10.15+	First Amendment to Fein Employment Agreement, dated February 9, 2015, between the registrant and Evan Fein	S-1	6/2/2016	10.17

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

10.16†	Second Amended and Restated Loan and Security Agreement, dated March 26, 2014, between the registrant and Silicon Valley Bank, as amended by the First Amendment dated September 29, 2014, Second Amendment dated February 4, 2015, the Third Amendment dated April 17, 2015, the Fourth Amendment dated September 25, 2015, the Fifth Amendment dated March 24, 2016 and the Sixth Amendment dated May 27, 2016.	S-1	6/2/2016	10.19

10.16	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2017, by and between Impinj, Inc. and Silicon Valley Bank	8-K	4/26/2017	99.1

10.18	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.18A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.18B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.18C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.19	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.20†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	S-1	6/2/2016	10.24

10.21†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	S-1	6/2/2016	10.25

10.22†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	S-1	6/2/2016	10.26

10.23†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.27

10.24†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.28

10.25†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.29

INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number
10.26†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.30

10.27+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1

21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: March 15, 2018	By:	/s/ Evan Fein
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

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	March 15, 2018
Chris Diorio, Ph.D.

/s/ Evan Fein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
Evan Fein

/s/ Peter van Oppen	Chair	March 15, 2018
Peter van Oppen

/s/ Tom A. Alberg	Director	March 15, 2018
Tom A. Alberg

/s/ Clinton Bybee	Director	March 15, 2018
Clinton Bybee

/s/ Gregory Sessler	Director	March 15, 2018
Gregory Sessler

/s/ Theresa Wise	Director	March 15, 2018
Theresa Wise