Form 10-K/A
period 2017-12-31
IMPINJ INC
filed 2018-04-30
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37824

IMPINJ, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	91-2041398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Fairview Avenue North, Suite 1200, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 517-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

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

As of March 31, 2018, 21,332,089 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Impinj, Inc.’s annual report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission, or SEC, on March 15, 2018, or the Original Filing. We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2017, the end of the fiscal year covered by our annual report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this annual report on Form 10-K/A is not a representation that any statements contained in items of our annual report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

As used in this report, the terms “Impinj,” “the Company,” “we,” “us” and “our” refer to Impinj, Inc., unless the context indicates otherwise.

-i-

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name	Age	Position
Directors
Tom A. Alberg	78	Director
Clinton Bybee	55	Director
Chris Diorio, Ph.D.	56	Director, Chief Executive Officer and Vice Chair
Gregory Sessler	65	Director
Peter van Oppen	65	Director, Chair
Theresa Wise	51	Director

There are no family relationships among any of the directors or executive officers.

Tom A. Alberg has served as a member of our board of directors since September 2000. Mr. Alberg has been a managing director of Madrona Venture Group, LLC, a venture capital firm, since September 1999, and a principal in Madrona Investment Group, LLC, a private investment firm, since January 1996. Prior to co-founding Madrona Investment Group, Mr. Alberg served as president of LIN Broadcasting Corporation, executive vice president of McCaw Cellular Communications, Inc., and executive vice president of AT&T Wireless Services. Previously, he was chair of the executive committee and partner at Perkins Coie, the Northwest’s largest law firm. Since 1996, Mr. Alberg has served as a director of Amazon.com, Inc., a publicly traded online retailer. Mr. Alberg received a B.A. in international affairs from Harvard College and a J.D. from Columbia Law School. We believe Mr. Alberg’s experience as a venture capitalist investing in technology companies, through which he gained experience with emerging technologies, his experience as a lawyer, and skills relating to financial statement and accounting matters, qualify him to serve as director.

Clinton Bybee has served as a member of our board of directors since January 2008 and chair of our compensation committee since July 2014. He is a managing director of ARCH Venture Partners, a venture capital firm he joined in June 1994. Mr. Bybee has helped organize, finance and develop numerous companies and is a board member of several privately-held companies. Mr. Bybee is an organizing member of the Texas Venture Capital Association and served on the board of directors and audit committee of Xtera Communications, Inc., a publicly traded fiber optics company, from August 2007 to September 2017. Previously, Mr. Bybee held various engineering positions with Amoco Corporation. Mr. Bybee received a B.S. in petroleum engineering from Texas A&M University and an M.B.A. from the University of Chicago. We believe that Mr. Bybee’s experience as a venture capital investor, including his service on the board of directors of multiple companies, qualifies him to serve as director.

Chris Diorio, Ph.D., one of our co-founders, has served as a member of our board of directors since April 2000, as chief executive officer since November 2014 and as vice chair since September 2013. Previously, he served as our chief strategy and technology officer from September 2013 to November 2014, chief technology officer from November 2006 to September 2013, chair from April 2000 to January 2013, vice president of engineering from 2004 to 2006 and as a consultant to us from April 2000 to June 2004. In addition, he is an affiliate professor of computer science and engineering at the University of Washington, a director and former chair of the RAIN RFID Alliance and former director of Bluegiga Technologies Ltd. Dr. Diorio received a B.A. in physics from Occidental College and an M.S. and Ph.D. in electrical engineering from the California Institute of Technology. We believe Dr. Diorio’s perspective, experience and institutional knowledge as our co-founder, vice chair and chief executive officer qualify him to serve as director.

Gregory Sessler has served as a member of our board of directors and as chair of our audit committee since April 2011. Mr. Sessler is the president and chief executive officer and former chief financial officer of Spiration, Inc., a medical device company (acquired by Olympus Corporation of the Americas in 2010), which he joined in 2002. Previously, Mr. Sessler served as senior vice president and chief financial officer of Rosetta Inpharmatics, Inc., a biotechnology company (acquired by Merck & Co. in 2001), chief financial officer of Sonus Pharmaceuticals, Inc. (now Achieve Life Sciences, Inc.), a pharmaceutical company, and chief financial officer of MicroProbe Corporation, a biotechnology company. Mr. Sessler previously served as chair of the audit committee of Marina Biotech, Inc. and as a member of the audit committee of Corixa Corporation (acquired by GlaxoSmithKline plc). Mr. Sessler received a B.S. in accounting from Syracuse University and an M.B.A. from the Stanford Graduate School of Business. We believe Mr. Sessler’s financial and accounting expertise, including his service as chief financial officer of four publicly-traded companies, qualify him to serve as director and as audit committee chair.

Peter van Oppen has served as our chair and a member of our board of directors since January 2013. Mr. van Oppen has been a partner at Trilogy Partnership, a private investment firm focused on technology and telecommunications, since 2006. Prior to joining Trilogy, Mr. van Oppen served as chair and chief executive officer of Advanced Digital Information Corporation, or ADIC, a publicly-traded storage management software company, from 1994 through its acquisition by Quantum Corp. in 2006. Prior to ADIC, Mr. van Oppen served as president and chief executive officer of Interpoint, a predecessor company to ADIC, from 1989 until its acquisition by Crane Co. in October 1996, and has also been a consultant at PricewaterhouseCoopers LLP and Bain & Company. He is a former director of Level 3 Communications, Inc., Isilon Systems, Inc., Western Wireless Corporation and other public companies. Mr. van Oppen currently serves as a vice chair of the UW Medicine Board and as chair of its Finance and Audit Committee, is former chair of the board of trustees and former chair of the investment committee at Whitman College and serves on the board of directors of several private companies. In addition, Mr. van Oppen has supervised public company chief financial officers and is a member, on inactive status, of the American Institute of Certified Public Accountants. He is also a former director of Seattle Branch, Federal Reserve Bank of San Francisco. Mr. van Oppen received a B.A. in political science from Whitman College and an M.B.A. from Harvard Business School where he was a Baker Scholar. We believe Mr. van Oppen is qualified to serve as chair because of his experience as a chair and chief executive officer of a global data storage company for over a decade, his extensive management and consulting experience, as well as his experience as a director of other public and private companies.

Theresa Wise has served as a member of our board of directors since May 2016. Ms. Wise was senior vice president and chief information officer for Delta Air Lines, Inc., a publicly traded airline company, from October 2008 to April 2016. Prior to joining Delta, Ms. Wise held a number of positions at Northwest Airlines Corporation, a former publicly traded airline company, including serving as the company’s chief information officer from 2001 until Northwest Airlines Corporation’s merger with Delta Air Lines in 2008. Ms. Wise received a B.A. in mathematics and chemistry from St. Olaf College and a Ph.D. and M.S. in applied math from Cornell University. We believe Ms. Wise’s experience as a senior officer at public companies qualifies her to serve as a director.

EXECUTIVE OFFICERS AND MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers as of April 30, 2018. Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Executive Officers
Chris Diorio, Ph.D.	56	Director, Chief Executive Officer and Vice Chair
Eric Brodersen	51	President and Chief Operating Officer
Jeff Dossett	57	Executive Vice President, Sales and Marketing

There are no family relationships among any of the directors or executive officers.

Executive Officers

Chris Diorio, Ph.D. See “—Board of Directors” above for Dr. Diorio’s biographical information.

Eric Brodersen has served as our president and chief operating officer since November 2014. Previously, he served as our executive vice president of sales and marketing from September 2014 to November 2014, and senior vice president of business development and chief marketing officer from April 2014 to September 2014. Prior to joining us, Mr. Brodersen was senior vice president at EMC Corporation, a data storage company, where he was the lead marketing, business development and services executive for the Isilon Storage Division from December 2010 to April 2014. He served as senior vice president for marketing and business development for Isilon Systems, Inc. prior to its acquisition by EMC Corporation in 2010. From April 2009 to July 2010, Mr. Brodersen served as senior vice president of worldwide sales for Quantum Corporation, a data storage company. Mr. Brodersen received a B.A. in government from Harvard College and an M.B.A. from the University of Michigan.

Jeff Dossett has served as our executive vice president of sales and marketing since January 2018. Previously, he served as our senior vice president of marketing and business development from May 2017 to December 2017. Prior to joining us, Mr. Dossett was a strategic advisor for GOOD Worldwide Inc., a global media brand and social impact company, from January 2007 to July 2017 and served as CEO of GOOD Worldwide Inc. from March 2016 to October 2016. From December 2013 to March 2015, he served in various roles at Porch, Inc., an online home services platform, including head of partnerships, corporate development and interim chief financial officer. From October 2010 to May 2013, he served as executive vice president responsible for partnerships and revenue, and from May 2013 to December 2013 as chief revenue officer of Leaf Group Inc. (formerly known as Demand Media Inc.), a publicly traded content company. Mr. Dossett received a B.A. in business management and general management from Ivey Business School at Western University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of greater than 10 percent of our common stock to file reports of holdings and transactions in Impinj common stock with the SEC.

Based solely on its review of the copies of such forms furnished to Impinj and written representations from certain reporting persons, Impinj believes that all Section 16(a) filing requirements were met during our fiscal year ended December 31, 2017.

CORPORATE GOVERNANCE

Code of Conduct and Ethics

Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics is posted on the Corporate Governance portion of our website at http://corporate-governance.impinj.com. We will post amendments to our code of business conduct and ethics or waivers of our code of business conduct and ethics for directors and executive officers on the same website.

Audit Committee

The members of our audit committee are Messrs. Sessler, Alberg and Bybee, each of whom is a non-employee member of our board of directors. Our audit committee chair, Mr. Sessler, is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The Nasdaq Global Select Market

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the rules of The Nasdaq Global Select Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of Mr. Sessler and considered whether Mr. Sessler has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based upon information requested from and provided by Mr. Sessler concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Mr. Sessler does not have has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities and that Mr. Sessler is “independent” as that term is defined under the rules of The Nasdaq Global Select Market. Our board of directors also determined that Mr. Sessler, who is a member of our audit committee, satisfies the independence standards for such committee established by applicable SEC rules and the rules of The Nasdaq Global Select Market.

In making this determination, our board of directors considered the relationships Mr. Sessler has with us and all other facts and circumstances our board of directors deemed relevant in determining his independence, including his beneficial ownership of our capital stock.

Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee also:

•	approves the hiring, discharging and compensation of our independent registered public accounting firm;

•	oversees the work of our independent registered public accounting firm;

•	approves engagements of the independent registered public accounting firm to render any audit or permissible non-audit services;

•	reviews the qualifications, independence and performance of the independent registered public accounting firm;

•	reviews our consolidated financial statements and reviews our critical accounting policies and estimates;

•	reviews the adequacy and effectiveness of our internal controls; and

•	reviews and discusses with management and the independent registered public accounting firm the results of our annual audit, our quarterly consolidated financial statements and our publicly filed reports.

The audit committee held four meetings in 2017. The audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Global Select Market. A copy of the audit committee charter is available on our website at http://corporate-governance.impinj.com.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2017 and 2016.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)(4)	All Other Compensation ($)(5)	Total ($)
Chris Diorio, Ph.D. Chief Executive Officer	2017 2016	355,000 337,500	1,803,780 667,290	— 355,688	7,527 6,938	2,164,308 1,367,415
Eric Brodersen President and Chief Operating Officer	2017 2016	322,500 307,500	901,890 359,310	— 296,625	4,440 4,446	1,228,830 967,881
Evan Fein Chief Financial Officer(6)	2017 2016	278,750 261,250	631,323 282,315	— 206,281	3,833 3,814	967,978 753,660

(1)	Effective as of July 3, 2016, the compensation committee approved base salary adjustments for each of Dr. Diorio and Messrs. Brodersen and Fein. Accordingly, salary for 2016 reflects the previously established salary level until July 3, 2016 and the new salary level after that date. Effective as of July 3, 2017, the compensation committee approved base salary adjustments for each of Dr. Diorio and Messrs. Brodersen and Fein. Accordingly, salary for 2017 reflects the previously established salary level until July 3, 2017 and the new salary level after that date.
(2)	The dollar amounts in this column represent the aggregate grant-date fair value of stock option awards granted in 2017 and 2016, respectively. We computed these amounts in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see the notes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.
(3)	The amounts in this column represent the amounts earned under our 2016 Senior Leadership Bonus Program (the “2016 Bonus Program”) and 2017 Senior Leadership Bonus Program (the “2017 Bonus Program”), as described in the section entitled “Non-Equity Incentive Plan Compensation” below.
(4)	Effective as of July 3, 2016, the compensation committee approved an increase in the bonus opportunity for each of Dr. Diorio and Messrs. Brodersen and Fein. Accordingly, non-equity incentive plan compensation for 2016 reflects the bonus opportunity percentage previously established by the compensation committee until July 3, 2016 and the new bonus percentage after that date. Effective as of July 3, 2017, the compensation committee approved an increase in the bonus opportunity for each of Dr. Diorio and Messrs. Brodersen and Fein. Accordingly, an increase in the bonus opportunity for 2017 reflects the bonus opportunity percentage previously established by the compensation committee until July 3, 2017 and the new bonus percentage after that date.

(5)	These amounts represent for Dr. Diorio: $3,173 for company-paid premiums for supplemental long-term disability insurance in 2016 and $3,039 in 2017, $1,500 and $2,000 for patent awards in 2016 and 2017, respectively, $565 and $688 as tax gross-ups on patent awards paid to him in 2016 and 2017, respectively, $500 for employer match health savings account contributions in 2016 and $600 in 2017, and $1,200 for green transportation benefits in each of 2016 and 2017; for Mr. Brodersen: $2,746 and $2,640 for company-paid premiums for supplemental-long term disability insurance paid in 2016 and 2017, respectively, $500 and $600 for employer match health savings account contributions in 2016 and 2017, respectively, and $1,200 for green transportation benefits in each of 2016 and 2017; and for Mr. Fein: $2,114 for company-paid premiums for supplemental-long term disability insurance in 2016 and $2,033 in 2017, $500 and $600 for employer match health savings account contributions in 2016 and 2017, respectively, $1,200 for green transportation benefits in each of 2016 and 2017.
(6)	Effective as of March 30, 2018, Mr. Fein resigned from his position as Chief Financial Officer of the Company.

Non-Equity Incentive Plan Compensation

2016 Bonus Program and 2017 Bonus Program

Our 2016 Bonus Program and 2017 Bonus Program provide participating executive officers and other members of our management team the opportunity to receive annual formula-based incentive payments for 2016 and 2017 performance, respectively. The payments are based on a target incentive amount for each participating employee.

The 2016 Bonus Program and 2017 Bonus Program provide for incentive compensation based upon our achievement of budgeted bookings goals for 2016 and 2017, respectively. The budget bookings goals include threshold, target and maximum levels of achievement. Between the threshold and target level of achievement, participating employees are eligible to receive a bonus based on a percentage from 0% to 100% of their target incentive amount. Between the target and maximum level of achievement, participating employees are eligible to receive a bonus based on a percentage from 100% and 175% of their target incentive amount. Participating employees must remain employed with us through the date bonuses are paid to receive a bonus under the 2016 Bonus Program or 2017 Bonus Program.

Following the end of 2016, the compensation committee and board of directors reviewed our achievement against the budgeted bookings goals under the 2016 Bonus Program, and determined that our achievement in budgeted bookings for 2016 exceeded the maximum levels under the 2016 Bonus Program resulting in bonus payouts of 175% of each participating employee’s bonus amount. The actual amount of bonus payments paid to our named executive officers for achievement under the 2016 Bonus Program are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table above.

Following the end of 2017, the compensation committee and board of directors reviewed our achievement against the budgeted bookings goals under the 2017 Bonus Program, and determined that our achievement in budgeted bookings for 2017 was below the minimum levels under the 2017 Bonus Program resulting in no bonus payouts.

Executive Employment Arrangements

Chris Diorio, Ph.D.

We entered into an employment agreement with Dr. Diorio, our co-founder, vice-chair and chief executive officer, dated March 16, 2007, as amended and restated as of December 19, 2008 and as amended on February 20, 2009. This agreement has no specific term and constitutes at-will employment. Effective as of July 3, 2017, Dr. Diorio’s annual base salary was increased from $345,000 to $365,000, and he is eligible for an annual incentive payment equal to 85% of his base salary, subject to achievement of performance metrics. Dr. Diorio’s 2017 bonus opportunity reflects the 70% rate as applied up to July 3, 2017 and the new rate after that. Under the terms of this agreement, if Dr. Diorio’s employment is terminated other than for death, Cause or Disability (each as defined in his amended and restated employment agreement), or he resigns for Good Reason (as defined in his amended and restated employment agreement), he will be eligible to receive the following benefits, if he timely signs and does not revoke an effective release of claims within 120 days following termination and continues to comply with the non-competition and non-solicitation provisions in his employment agreement:

•	continued payment of base salary for a period of six months (12 months, if his termination occurs within 12 months following a Change of Control) (as defined in his amended and restated employment agreement);

•	lump sum payment equal to 50% of annual base salary if his termination occurs within 12 months following a Change of Control;

•	pro-rated portion of any earned annual target performance bonus;

•	reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents;

•	accelerated vesting of 25% of the then unvested portion of outstanding equity awards (100% if his termination occurs within 12 months following a Change of Control); and

•	extension of the exercise period for outstanding vested stock options by up to one year following termination.

Eric Brodersen

We entered into an employment agreement with Mr. Brodersen, previously our chief marketing officer and senior vice president of business development, dated April 1, 2014, as amended February 9, 2015. Effective November 3, 2014, Mr. Brodersen was appointed our president and chief operating officer. This agreement has no specific term and constitutes at-will employment. Effective as of July 3, 2017, Mr. Brodersen’s annual base salary was increased from $315,000 to $330,000, and he is eligible for an annual incentive payment equal to 75% of his base salary, subject to achievement of performance metrics. Mr. Brodersen’s 2017 bonus opportunity reflects his prior 60% rate as applied up to July 3, 2017 and the new rate after that. Under the terms of this agreement, if Mr. Brodersen’s employment is terminated other than for death, Cause or Disability (each as defined in his employment agreement), or he resigns for Good Reason (as defined in his employment agreement), he will be eligible to receive the following benefits, if he timely signs and does not revoke an effective release of claims within 120 days following termination and continues to comply with the non-competition and non-solicitation provisions in his employment agreement:

•	continued payment of base salary for a period of six months;

•	pro-rated portion of any earned annual target performance bonus;

•	reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents;

•	accelerated vesting of 100% of the then unvested portion of outstanding equity awards if his termination occurs within six months following a Change of Control (as defined in his employment agreement); and

•	extension of the exercise period for then outstanding vested stock options for up to one year following termination.

Evan Fein

As disclosed in previous filings, effective March 30, 2018, Mr. Fein resigned from his position as chief financial officer. In connection with his resignation, Mr. Fein entered into a separation agreement and release of claims with us in exchange for the receipt of the severance payments and benefits under his employment agreement (as described in greater detail below) and the payment of $10,000 in consideration for his commitment to provide up to 50 hours of transition consulting services from his resignation date through April 30, 2018. The separation agreement and release of claims also provides that, subject to Mr. Fein’s availability, he will provide additional transition consulting services as an independent contractor at an hourly rate of $200 if we request transition consulting services in excess of 50 hours from him, and anytime thereafter for a limited period following his resignation date.

Prior to his resignation date, we entered into an employment agreement with Mr. Fein, previously our senior vice president, finance and administration, dated December 23, 2009, as amended February 9, 2015. Effective November 2015, Mr. Fein was appointed as our chief financial officer. This agreement had no specific term and constituted at-will employment. Effective as of July 3, 2017, Mr. Fein’s annual base salary was increased from $267,500 to $290,000, and he would have been eligible for an annual incentive payment equal to 50% of his base salary, subject to achievement of performance metrics. Under the terms of this agreement, if Mr. Fein’s employment was terminated other than for death, Cause or Disability (each as defined in his employment agreement), or he resigned for Good Reason (as defined in his employment agreement), he would have been eligible to receive the following benefits, if he timely signed and did not revoke an effective release of claims within 120 days following termination and continued to comply with the non-competition and non-solicitation provisions in his employment agreement:

•	continued payment of base salary for a period of six months;

•	pro-rated portion of any earned annual target performance bonus;

•	reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents;

•	accelerated vesting of 100% of the then unvested portion of outstanding equity awards if his termination occurs within six months following a Change of Control (as defined in his employment agreement); and

•	extension of the exercise period for then outstanding vested stock options by up to one year following termination.

For purposes of the agreements with Dr. Diorio, Mr. Brodersen and Mr. Fein, the following definitions apply:

•	“Cause” means the named executive officer’s:

(1)	conviction of a felony;

(2)	commission of any act of fraud with respect to us;

(3)	intentional misconduct that has a material adverse effect upon our business;

(4)	breach of any of his fiduciary obligations as our officer or of any contractual obligation that he has to us, in either case where the breach has a material adverse effect on our business;

(5)	willful misconduct or gross negligence in performance of his duties under the named executive officer’s employment agreement or amended and restated employment agreement (as applicable), including his refusal to comply in any material respect with the legal directives of the board of directors so long as such directives are not inconsistent with his position and duties; or

(6)	death or disability.

However, prior to any termination of the named executive officer’s employment for Cause defined in clauses (3), (4) or (5) above, we shall give written notice to him of the actions or omissions deemed to constitute the Cause event, and if it is possible to cure the specified default, he shall have a period of not less than 30 days in which to cure the specified default in his performance.

•	“Good Reason” applied to Dr. Diorio means his resignation that is effective within two years following the expiration of our cure period (discussed below) following the occurrence of one or more of the following events without his consent:

(1)	a material reduction of his base salary;

(2)	the assignment to him of any duties, or the reduction of his duties, either of which results in a material diminution in his authority, duties or responsibilities with us in effect immediately prior to such assignment or reduction, or his removal from such position and responsibilities, unless he is provided with comparable authority, duties or responsibilities; provided that, neither a mere change in title alone nor reassignment following a Change of Control to a position that is substantially similar to the position held prior to the Change of Control in terms of job duties, responsibilities and requirements shall constitute a material reduction in job responsibilities; or

(3)	a material change in the geographic location at which he must perform services (his relocation to a facility or a location less than 50 miles from his then-present location shall not be considered a material change in geographic location).

He will not resign for “Good Reason” without first providing us with written notice of the acts or omissions constituting the grounds for “Good Reason” within 90 days of the initial existence of the grounds for “Good Reason” and a reasonable cure period of not less than 30 days following the date of such notice.

•	“Good Reason” applied to Mr. Brodersen and Mr. Fein means the named executive officer’s resignation that is effective within two years following the expiration of our cure period (discussed below) following the occurrence of one or more of the following events without his consent:

(1)	a material reduction of his base salary (the reduction of base salary by less than 10% from his then-present base salary level shall not be considered a material reduction); provided that, an across-the-board reduction in the salary level of all other senior executives by the same percentage amount as part of a general salary reduction shall not constitute such a material reduction;

(2)	the assignment to him of any duties, or the reduction of his duties, either of which results in a material diminution in his authority, duties or responsibilities with us in effect immediately prior to such assignment or reduction, or his removal from such position and responsibilities, unless he is provided with comparable authority, duties or responsibilities; provided that, neither a mere change in title alone nor reassignment following a Change of Control to a position that is substantially similar to the position held prior to the Change of Control in terms of job duties, responsibilities and requirements shall constitute a material reduction in job responsibilities; or

(3)	a material change in the geographic location at which he must perform services (his relocation to a facility or a location less than 50 miles from his then-present location shall not be considered a material change in geographic location).

He will not resign for “Good Reason” without first providing us with written notice of the acts or omissions constituting the grounds for “Good Reason” within 90 days of the initial existence of the grounds for “Good Reason” and a reasonable cure period of not less than 30 days following the date of such notice.

If any of the payments provided for under any of the employment agreements described above or otherwise payable to our named executive officers would constitute “parachute payments” within the meaning of Section 280G of the Code and could be subject to the related excise tax, the named executive officer would be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to such named executive officers. No agreement described above requires us to provide any tax gross-up payments.

Outstanding Equity Awards at December 31, 2017

The following table presents information concerning equity awards held by our named executive officers at the end of 2017.

		Number of Securities		Number of Securities	Option Awards
Name	Vesting Commencement Date	Underlying Options (#) Exercisable		Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Chris Diorio, Ph.D.	08/08/2012	26,666	(1)	—	1.20	08/07/2022
	10/30/2012	33,333	(2)	—	1.20	10/29/2022
	12/04/2013	16,666	(3)	—	1.44	12/03/2023
	04/28/2015	6,250	(4)	—	5.04	04/27/2025
	08/23/2016	4,584	(5)	13,755	21.81	08/22/2026
	08/23/2016	17,082	(5)	29,579	21.81	08/22/2026
	08/11/2017	—	(6)	2,961	33.77	08/10/2027
	08/11/2017	—	(6)	97,039	33.77	08/10/2027
Eric Brodersen	04/29/2014	55,555	(7)	—	1.80	04/28/2024
	04/28/2015	19,841	(8)	—	5.04	04/27/2025
	04/28/2015	6,250	(9)	—	5.04	04/27/2025
	04/28/2015	71,825	(8)	—	5.04	04/27/2025
	08/23/2016	4,584	(10)	13,755	21.81	08/22/2026
	08/23/2016	7,082	(10)	9,579	21.81	08/22/2026
	08/11/2017	—	(11)	47,039	33.77	08/11/2027
	08/11/2017	—	(11)	2,961	33.77	08/11/2027
Evan Fein(12)	08/05/2010	2,916	(13)	—	1.08	08/04/2020
	08/08/2012	17,450	(14)	—	1.20	08/07/2022
	10/30/2012	2,083	(15)	—	1.20	10/29/2022
	10/30/2012	700	(16)	—	1.20	10/29/2022
	10/30/2012	33,333	(17)	—	1.20	10/29/2022
	10/30/2012	2,083	(17)	—	1.20	10/29/2022
	10/30/2012	16,666	(18)	—	1.20	03/25/2023
	12/23/2014	20,833	(19)	—	5.04	12/22/2024
	04/28/2015	8,333	(19)	—	5.04	04/27/2025
	04/28/2015	6,250	(20)	—	5.04	08/2/2026
	08/23/2016	4,582	(21)	4,580	21.81	08/22/2026
	08/23/2016	4,584	(21)	13,754	21.81	08/22/2026
	08/11/2017	—	(22)	2,961	33.77	08/10/2027
	08/11/2017	—	(22)	32,039	33.77	08/10/2027

(1)	This option fully vested on August 1, 2014.

(2)	This option fully vested on July 1, 2016.
(3)	This option fully vested on April 30, 2015.
(4)	This option is subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying such option. Vesting of such option is subject to continued service on the applicable vesting date. The option was granted subject to the achievement of certain performance milestones in 2015 which were not achieved and subsequently waived by the board of directors on January 14, 2016. Nine-forty-eighths of the shares subject to the grant vested on January 28, 2016, and 1/48th of the shares subject to the grant vest each month thereafter.
(5)	One fourth of the shares subject to this grant vested on August 23, 2017, and 1/48th of the shares subject to the grant vest each month thereafter.
(6)	One-fourth of the shares subject to this grant shall vest on July 3, 2018, and 1/48th of the shares subject to the grant vest each month thereafter.
(7)	This option fully vested on December 7, 2016.
(8)	This option is subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying such option. Vesting of such option is subject to continued service on the applicable vesting date. One-sixth of the shares subject to this grant vest annually on the anniversary of the vesting commencement date, April 28, 2015, for the first three years, and half of the shares subject to the grant vest on the fourth annual anniversary of the vesting commencement date.
(9)	This option is subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying such option. Vesting of such option is subject to continued service on the applicable vesting date. The option was granted subject to the achievement of certain performance milestones in 2015 which were not achieved and subsequently waived by the board of directors on January 14, 2016. Nine-forty-eighths of the shares subject to the grant vested on January 28, 2016, and 1/48th of the shares subject to the grant vest each month thereafter.
(10)	One-fourth of the shares subject to this grant vested on August 23, 2017, and 1/48th of the shares subject to the grant vest each month thereafter.
(11)	One-fourth of the shares subject to this grant vest on July 3, 2018, and 1/48th of the shares subject to the grant vest each month thereafter.
(12)	Effective as of March 30, 2018, Mr. Fein resigned from his position as Chief Financial Officer of the Company.
(13)	This option fully vested on May 1, 2014.
(14)	This option fully vested on July 1, 2016.
(15)	This option fully vested on July 30, 2013.
(16)	This option fully vested on April 30, 2015.
(17)	This option fully vested on October 30, 2013.
(18)	This option fully vested on March 26, 2017.
(19)	This option is subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying such option. Vesting of such option is subject to continued service on the applicable vesting date. One-sixth of the shares subject to this grant vest annually on the anniversary of the vesting commencement date, April 28, 2015, for the first three years, and half of the shares subject to the grant vest on the fourth annual anniversary of the vesting commencement date.
(20)	This option is subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying such option. Vesting of such option is subject to continued service on the applicable vesting date. The option was granted subject to the achievement of certain performance milestones in 2015 which were not achieved and subsequently waived by the board of directors on January 14, 2016. Nine-forty-eighths of the shares subject to the grant vested on January 28, 2016, and 1/48th of the shares subject to the grant vest each month thereafter.
(21)	One-fourth of the shares subject to this grant vested on August 23, 2017, and 1/48th of the shares subject to the grant vest each month thereafter.

(22)	One-fourth of the shares subject to this grant vest on July 3, 2018, and 1/48th of the shares subject to the grant vest each month thereafter.

2017 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Peter van Oppen	45,000	117,653	162,653
Tom A. Alberg	35,000	94,150	129,150
Clinton Bybee	45,000	94,150	139,150
Gregory Sessler	45,000	94,150	139,150
Theresa Wise	30,000	94,150	124,150

(1)	Includes an annual retainer fee and a committee fee or chairperson fee, as applicable, earned quarterly.
(2)	Represents the aggregate grant-date fair value of stock awards granted in 2017. We have computed these amounts in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 718, using the Black-Scholes option pricing model without regard to estimated forfeitures. For a discussion of valuation assumptions, see the notes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

Outside Director Compensation Policy

In connection with our initial public offering in 2016, the board of directors, upon the recommendation of the compensation committee, adopted our outside director compensation policy for the compensation of our outside directors.

The outside director compensation policy was developed in consultation with Compensia, Inc., an independent compensation consulting firm (“Compensia”). Compensia provided recommendations and competitive outside director compensation data and analyses. Our compensation committee considered and discussed these recommendations and data, and considered the specific duties and committee responsibilities of particular directors. We believe the outside director compensation policy provides our outside directors with reasonable and appropriate compensation that is commensurate with the services they provide and competitive with compensation paid by our peers to their outside directors.

The compensation committee periodically reviews the type and form of compensation paid to our outside directors to ensure the outside director compensation program is competitive and provides compensation that is appropriate for retaining and attracting qualified directors. No changes have been made to our outside director compensation policy since its adoption.

Our outside director compensation policy provides for the following cash compensation to our outside directors:

•	$25,000 per year for service as a member of the board of directors;

•	$15,000 per year for service as chair of the board of directors;

•	$15,000 per year for service as chair of the audit committee;

•	$10,000 per year for service as chair of the compensation committee;

•	$5,000 per year for service as chair of the nominating and governance committee; and

•	$5,000 per year for service as a member of a committee of the board of directors.

All cash payments to outside directors are paid quarterly in arrears on a pro-rated basis.

This outside director compensation policy provides for the following equity compensation to our outside directors, subject to any limits in our 2016 Equity Incentive Plan, or the 2016 Plan as described in the paragraph below:

•	on the first day a person becomes an outside director (other than by appointment on the date of each annual meeting of our stockholders), such person will be granted an award of restricted stock units in the amount equal to (1) $60,000 multiplied by a fraction (a) the numerator of which is (x) 12 minus (y) the number of months between the date of the last annual meeting of stockholders and the date the individual became an outside director and (b) the denominator of which is 12; divided by (2) the per share value (as defined below), which is referred to in herein as an initial award;

•	on the date of each annual meeting of our stockholders, each outside director will be granted an award of restricted stock units in the amount equal to (1) $60,000 divided by (2) the per share value, which is referred to herein as an annual award; and

•	on the date of each annual meeting of our stockholders, an outside director who is serving as chair of the board of directors and is eligible for an annual award will be granted, in addition to an annual award, an award of restricted stock units in the amount equal to (1) $15,000 divided by (2) the per share value, which is referred to herein as a board-chair annual award, and an outside director who is serving or is appointed as chair of the board of directors and is eligible for an initial award will be granted, in addition to the initial award, a board-chair annual award pro-rated in the same manner as an initial award.

The 2016 Plan provides that in any given year, a non-employee director may not receive awards having a grant date fair value greater than $500,000, as determined under GAAP. This maximum limit does not reflect the intended size of any potential grants or a commitment to make grants in the future.

Each award described in the preceding bullet points, which is referred to herein as an outside director award, vests upon the one year anniversary of the date such award was granted, subject to the director’s continuing to be a service provider; however, in the event of a change in control (as defined in the 2016 Plan), all outside director awards shall vest in full.

As used above, per share value generally means the average trading price for a share of our common stock over the ten trading days beginning on the next day following the date we announce fourth quarter earnings for the fiscal year immediately prior to the grant date of an award.

Outside directors may be permitted to defer the delivery of the shares of our common stock subject to an outside director award subject to the terms of our outside director compensation policy.

Outside directors may not sell, pledge, assign, hypothecate, transfer or dispose of in any manner other than by will or by the laws of descent or distribution, shares of our common stock issued pursuant to an outside director award while the outside director continues to serve as a director, other than in order to pay for any tax obligations arising from the vesting and/or settlement of such award.

We also will continue to reimburse our outside directors for reasonable, customary and documented travel expenses incurred in connection with attending board and board-committee meetings.

Compensation Risk

Our compensation programs are designed to balance risk and reward in relation to the Company’s overall business strategy. Our management assesses and discusses with our Compensation Committee our compensation policies and practices for our employees as they relate to our risk management, and based upon this assessment, we believe that such policies and practices do not create any risks that are reasonably likely to have a material adverse effect on us in the future.

Compensation Committee Interlocks and Insider Participation

During 2017 Messrs. Bybee and Sessler and Ms. Wise served on our compensation committee. Dr. Diorio participated in the deliberations of the compensation committee concerning executive officer compensation, other than with respect to his own compensation. None of the members of our compensation committee was or is an officer or employee of us. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee. We are a party to a certain agreements with a significant stockholder affiliated with Mr. Bybee as described in the section captioned “Related Person Transactions” included below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2017. Information is included for equity compensation plans approved by our stockholders. All of our equity plans have been approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by stockholders(2)	2,861,632	$22.07	1,597,768

(1)	Includes 1,221,003 shares available for issuance under our 2016 Plan and 373,765 shares available for issuance under our 2016 ESPP.
(2)	Includes the following plans: the 2016 Plan, 2010 Equity Incentive Plan, 2000 Stock Plan and 2016 Employee Stock Purchase Plan, or the 2016 ESPP. Our 2016 Plan provides that on January 1 of each fiscal year commencing in 2017, the number of shares authorized for issuance under the 2016 Plan is automatically increased by a number equal to the least of (subject to adjustment upon changes in our capitalization as provided in the 2016 Plan) (a) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal, (b) 1,825,000 shares and (c) such number of shares determined by the board of directors. Our 2016 ESPP provides that on January 1 of each fiscal year commencing in 2017, the number of shares authorized for issuance under the 2016 ESPP is automatically increased by a number equal to the least of (a) 1% of the outstanding shares of common stock on the first day of each year, (b) 365,411 shares of common stock and (c) an amount determined by the board of directors.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 31, 2018 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership shown in the table is based upon 21,332,089 shares outstanding as of March 31, 2018.

Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the 60th day after March 31, 2018. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. We refer to such options as being “early exercisable.” Shares of common stock issued upon early exercise are subject to our right to repurchase such shares until such shares have vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or a warrant for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Impinj, Inc., 400 Fairview Avenue, North., Suite 1200, Seattle, Washington 98109.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Entities affiliated with ARCH Venture Partners(1)	1,366,735	6.4
BlackRock, Inc.(2)	1,149,501	5.4
Gilder, Gagnon, Howe & Co. LLC (3)	2,053,490	9.6
Sylebra HK Company Limited(4)	3,899,063	18.3
Ice Pond Lane Advisers, LLC(5)	1,941,153	9.1
Directors and Named Executive Officers
Chris Diorio, Ph.D.(6)	1,115,454	5.2
Eric Brodersen(7)	243,368	1.1
Evan Fein(8)(9)	111,963		*
Peter van Oppen(10)	97,773		*
Tom A. Alberg(11)	146,805		*
Clinton Bybee(12)	1,371,152	6.4
Gregory Sessler(13)	27,081		*
Theresa Wise(14)	16,666		*
All directors and executive officers as a group (eight persons)(15)	3,138,262	14.5

(*)	Less than 1%.
(1)	Consists of 8,919 shares held of record by ARCH V Entrepreneurs Fund, L.P. and 1,357,816 shares held of record by ARCH Venture Fund V, L.P. ARCH Venture Partners V, L.P., as the sole general partner of ARCH Venture Fund V, L.P. and ARCH V Entrepreneurs Fund, L.P., may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund V, L.P. and ARCH V Entrepreneurs Fund, L.P., but disclaims beneficial ownership of such shares, in which it does not have an actual pecuniary interest. ARCH Venture Partners V, LLC, as the sole general partner of ARCH Venture Partners V, L.P., may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund V, L.P. and ARCH V Entrepreneurs Fund, L.P. but disclaims beneficial ownership of such shares, in which it does not have an actual pecuniary interest. Clinton Bybee, Robert Nelsen, Keith Crandell and Steven Lazarus are the managing directors of ARCH Venture Partners V, LLC, and each may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund V, L.P. and ARCH V Entrepreneurs Fund, L.P. Mr. Bybee, Mr. Nelsen, Mr. Crandell and Mr. Lazarus disclaim beneficial ownership of all shares held of record by ARCH Venture Fund V, L.P. and ARCH V Entrepreneurs Fund, L.P., in which they do not have an actual pecuniary interest. By virtue of their relationship as affiliated entities who have overlapping general partners and managing directors, ARCH Venture Fund V, L.P., ARCH V Entrepreneurs Fund, L.P., ARCH Venture Partners V, L.P., ARCH Venture Partners V, LLC, Mr. Crandell, Mr. Bybee, Mr. Nelsen and Mr. Lazarus may be deemed to share the voting and investment control of the record shares. The address of ARCH Venture Fund V, L.P., ARCH V Entrepreneurs Fund, L.P., Mr. Bybee, Mr. Nelsen, Mr. Crandell and Mr. Lazarus is 8755 West Higgins Road, Suite 1025, Chicago, Illinois 60631.
(2)	Based on Schedule 13G filed February 1, 2018, which reports sole dispositive power over 1,149,501 shares and sole voting power over 1,114,744 shares.
(3)	Based on Schedule 13G filed February 13, 2018, which reports sole voting power and sole dispositive power over 27,175 shares and shared dispositive power over 2,026,315.
(4)	Based on Schedule 13G filed February 15, 2018, which reports shared voting power and shared dispositive power of 3,899,063 shares.
(5)	Based on Schedule 13G filed February 14, 2018, which reports shared voting power and shared dispositive power of 1,941,153 shares.
(6)	Consists of 699,999 shares held of record by DFT L.L.C., 331,812 shares held of record by Dr. Diorio and options to purchase 83,643 shares that are exercisable within 60 days of March 31, 2018, of which 81,950 shares will be vested as of May 30, 2018.
(7)	Consists of 76,043 shares held, 4,166 of which are unvested and are subject to a right of repurchase by us as of March 31, 2018, and options to purchase 167,325 shares that are exercisable within 60 days of March 31, 2018, 104,521 of which will be vested as of May 30, 2018.
(8)	Consists of 49,995 shares held, and options to purchase 61,968 shares that are exercisable within 60 days of March 31, 2018, all of which will be vested as of May 30, 2018.
(9)	Effective as of March 30, 2018, Mr. Fein resigned from his position as Chief Financial Officer of the Company.

(10)	Consists of 99,773 shares held.
(11)	Consists of 110,769 shares held directly, 4,817 shares held of record by Alberg Family Investments LLC and 31,219 shares held of record by Raven Trust Fund.
(12)	Consists of 4,417 shares held directly and the shares referenced in footnote (1) above.
(13)	Consists of 22,915 shares held, and options to purchase 4,166 shares that are exercisable within 60 days of March 31, 2018, all of which will be vested as of May 30, 2018.
(14)	Consists of options to purchase 16,666 shares that are exercisable within 60 days of March 31, 2018, 11,457of which will be vested as of May 30, 2018.
(15)	Consists of 2,804,494 shares held, and options to purchase 333,768 shares that are exercisable within 60 days of March 31, 2018, of which 264,062 will be vested as of May 30, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this filing captioned “Executive Compensation.”

Policies and Procedures for Transactions with Related Persons

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest.

Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to:

•	transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $20,000;

•	transactions where a related party’s interest derives solely from his or her service as a director of another entity that is a party to the transaction;

•	transactions where a related party’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction; and

•	transactions where a related party’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis.

No member of the audit committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to:

•	the benefits and perceived benefits to us;

•	the materiality and character of the related party’s direct and indirect interest;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction; and

•	the terms available to unrelated third parties under the same or similar circumstances.

In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of us and our stockholders.

The transactions described below were consummated prior to our adoption of the formal, written policy described above, and therefore the foregoing policies and procedures were not followed with respect to the transactions. However, we believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our common stock, including Dr. Diorio, our co-founder, vice chair and chief executive officer and entities affiliated with ARCH Venture Partners. Pursuant to the agreement, certain holders of our common stock have the right to demand that we file a registration statement, including a registration statement on Form S-3 if we qualify, or request that their shares be covered by a registration statement that we are otherwise filing. We will pay all expenses relating to any demand registrations, Form S-3 registrations and piggyback registrations, other than underwriting discounts and selling commissions. As of March 31, 2018, the holders of approximately 2,398,546 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended.

Voting Agreement

Prior to our IPO, the election of the members of the board of directors was governed by a voting agreement with certain of the holders of our outstanding capital stock, including Dr. Diorio and entities affiliated with ARCH Venture Partners. Upon the completion of our IPO, the obligations of the parties to the voting agreement terminated, and none of our stockholders has any special rights regarding the nomination, election or designation of members of the board of directors.

Other Transactions

We have entered into employment agreements with our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of these agreements, see “Executive Compensation—Executive Employment Arrangements.”

We have granted stock options to our executive officers. Pursuant to our outside director compensation policy, we have paid cash compensation and granted restricted stock units to our non-employee directors. For a description of these arrangements, see “Executive Compensation.”

We have entered into indemnification agreements with our directors and executive officers.

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation and bylaws provide the indemnification of our directors and officers to the fullest extent permitted under the Delaware General Corporation Law. In addition, the certificate of incorporation provides that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director and that if the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

As permitted by the Delaware General Corporation Law, we have entered into separate indemnification agreements with each of our directors and certain of our officers that require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status as directors, officers or certain other employees. We maintain insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities that might be imposed as a result of, actions, suits or proceedings to which they are parties by reason of being or having been directors or officers. The coverage provided by these policies may apply whether or not we would have the power to indemnify such person against such liability under the provisions of the Delaware General Corporation Law.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as our officers and directors. At present, there is no pending litigation or proceeding involving our directors or officers for whom indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

DIRECTOR INDEPENDENCE

Our common stock is listed on The Nasdaq Global Select Market. Under the rules of The Nasdaq Global Select Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The Nasdaq Global Select Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the rules of The Nasdaq Global Select Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that, other than Dr. Diorio, none of our current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Global Select Market. Our board of directors also determined that Messrs. Sessler, Alberg and Bybee, who comprise our audit committee; Messrs. Bybee and Sessler and Ms. Wise, who comprise our compensation committee; and Messrs. van Oppen, Alberg and Bybee who comprise our nominating and governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Global Select Market. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2017 and 2016, inclusive of out-of-pocket expenses. All fees described below were pre-approved by the audit committee.

	Year Ended December 31,
Fee Category	2017	2016
Audit fees(1)	$796,902	$1,095,557
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	3,600	1,800

Total fees	$800,502	$1,097,357

(1)	Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and our public offerings.
(2)	Audit-related fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees include any fees billed that are not audit or audit related. In 2017 and 2016, these fees related to accounting research software.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to its charter, the audit committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. The audit committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings. In accordance with the foregoing, the committee has delegated to the chair of the audit committee the authority to pre-approve services to be performed by our independent registered public accounting firm and associated fees, provided that the chair is required to report any decision to pre-approve such audit-related or non-audit services and fees to the full audit committee for ratification at its next regular meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

No financial statements are filed with this Amendment No. 1 on Form 10-K/A.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1 on Form 10-K/A.

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	9/2/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	7/11/2016	3.2

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Executive Employment Agreement, dated April 1, 2014, between the registrant and Eric Brodersen	S-1	6/2/2016	10.14

10.13+	First Amendment to Brodersen Employment Agreement, dated February 9, 2015, between the registrant and Eric Brodersen	S-1	6/2/2016	10.15

10.14+	Fein Employment Agreement, dated December 23, 2009, between the registrant and Evan Fein	S-1	6/2/2016	10.16

10.15+	First Amendment to Fein Employment Agreement, dated February 9, 2015, between the registrant and Evan Fein	S-1	6/2/2016	10.17

10.16†	Second Amended and Restated Loan and Security Agreement, dated March 26, 2014, between the registrant and Silicon Valley Bank, as amended by the First Amendment dated September 29, 2014, Second Amendment dated February 4, 2015, the Third Amendment dated April 17, 2015, the Fourth Amendment dated September 25, 2015, the Fifth Amendment dated March 24, 2016 and the Sixth Amendment dated May 27, 2016.	S-1	6/2/2016	10.19

10.16	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2017, by and between Impinj, Inc. and Silicon Valley Bank	8-K	4/26/2017	99.1

10.18	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.18A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.18B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.18C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.19	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.20†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	S-1	6/2/2016	10.24

10.21†	Purchase Agreement-Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	S-1	6/2/2016	10.25

10.22†	Amendment No. 1 to Purchase Agreement-Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	S-1	6/2/2016	10.26

10.23†	Amendment No. 2 to Purchase Agreement-Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.27

10.24†	Amendment No. 3 to Purchase Agreement-Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.28

10.25†	Amendment No. 4 to Purchase Agreement-Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.29

10.26†	Amendment No. 5 to Purchase Agreement-Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.30

10.27+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1

21.1*	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Previously filed or furnished with Impinj’s annual report on Form 10-K, filed March 15, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: April 30, 2018	By:	/s/ Chris Diorio
Chris Diorio, Ph.D.
Chief Executive Officer and Vice Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Diorio	Chief Executive Officer and Vice Chair	April 30, 2018
Chris Diorio, Ph.D.	(Principal Executive Officer)