Form 10-Q
period 2018-03-31
IMPINJ INC
filed 2018-05-08
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 21,339,989 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$28,000	$19,285
Short-term investments	29,873	38,831
Accounts receivable, net	17,023	22,244
Inventory	54,706	47,083
Prepaid expenses and other current assets	1,846	2,359
Total current assets	131,448	129,802
Property and equipment, net	17,507	18,110
Other non-current assets	208	241
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$153,044	$152,034
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,499	$4,666
Accrued compensation and employee related benefits	4,444	5,729
Accrued liabilities	3,374	3,162
Accrued restructuring costs	2,352	—
Current portion of long-term debt	—	4,088
Current portion of capital lease obligations	814	936
Current portion of deferred rent	363	628
Current portion of deferred revenue	586	714
Total current liabilities	16,432	19,923
Long-term debt, net of current portion	19,841	5,500
Capital lease obligations, net of current portion	625	745
Long-term liabilities — other	548	532
Long-term restructuring liabilities	1,286	—
Deferred rent, net of current portion	5,596	5,891
Deferred revenue, net of current portion	156	501
Total liabilities	44,484	33,092
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 21,332 and 20,973 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	327,562	323,482
Accumulated other comprehensive loss	(56)	(36)
Accumulated deficit	(218,967)	(204,525)
Total stockholders' equity	108,560	118,942
Total liabilities and stockholders' equity	$153,044	$152,034

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$25,068	$31,727
Cost of revenue	13,306	14,959
Gross profit	11,762	16,768
Operating expenses:
Research and development	8,003	7,343
Sales and marketing	8,859	7,336
General and administrative	5,225	4,087
Restructuring costs	3,927	—
Total operating expenses	26,014	18,766
Loss from operations	(14,252)	(1,998)
Other income (expense), net	90	269
Interest expense	(229)	(374)
Loss before income taxes	(14,391)	(2,103)
Income tax expense	(51)	(57)
Net loss	$(14,442)	$(2,160)
Net loss per share — basic and diluted	$(0.68)	$(0.11)
Weighted-average shares outstanding — basic and diluted	21,125	20,344

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(14,442)	$(2,160)
Other comprehensive loss, net of tax:
Unrealized losses on investments	(20)	(36)
Total other comprehensive loss	(20)	(36)
Comprehensive loss	$(14,462)	$(2,196)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net loss	$(14,442)	$(2,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,120	874
Stock-based compensation	2,065	1,370
Restructuring costs	454	—
Accretion of discount or amortization of premium on short-term investments	(60)	59
Amortization of debt issuance costs	21	23
Changes in operating assets and liabilities:
Accounts receivable	5,221	(3,630)
Inventory	(7,623)	(11,455)
Prepaid expenses and other assets	561	543
Deferred revenue	(473)	139
Deferred rent	(1,123)	925
Accounts payable	34	(50)
Accrued compensation and benefits	(1,236)	(3,406)
Accrued liabilities	307	147
Accrued restructuring costs	3,638	—
Net cash used in operating activities	(11,536)	(16,621)
Investing activities:
Purchases of investments	(8,857)	(17,293)
Proceeds from maturities of investments	17,850	7,861
Purchases of property and equipment	(698)	(1,220)
Net cash provided by (used in) investing activities	8,295	(10,652)
Financing activities:
Payments on capital lease financing obligations	(242)	(280)
Payments on term loans	(2,147)	(159)
Proceeds from term loans, net of debt issuance costs	12,379	—
Proceeds from exercise of stock options and employee stock purchase plan	1,966	1,983
Payments of deferred offering costs	—	(600)
Net cash provided by financing activities	11,956	944
Net increase (decrease) in cash and cash equivalents	8,715	(26,329)
Cash and cash equivalents
Beginning of period	19,285	33,636
End of period	$28,000	$7,307

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of Business

Impinj, Inc. (the "Company", "we", "us" or "our"), a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Impinj’s platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint integrated circuits, or ICs, reader ICs and modules, readers, gateways and software. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2017 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2018. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position, results of operations, and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, reserve for sales returns, inventory excess and obsolescence, recoverability of long-lived assets and stock-based compensation, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Risks and Uncertainties

Inherent in our business are various risks and uncertainties, including that we are developing advanced technologies and new applications in a rapidly changing industry. These risks include the failure to develop and extend our products and the rejection of our products by consumers, as well as other risks and uncertainties. If we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance and necessity of our technology, development of sales and distribution channels and our ability to generate significant revenue from the use of our technology.

Revenue Recognition

We generate revenue primarily from sales of hardware products. We also generate revenue from software, extended warranty, enhanced maintenance, support services, and non-recurring engineering development services, all of which are not material.

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for those goods or services. Any variable consideration, which consists primarily of sales incentives, is recognized as a reduction of revenue at the time of revenue recognition. Sales incentives are estimated at the time of revenue recognition and updated at the end of each reporting period as additional information becomes available. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when ownership is transferred. Additionally, we sell standalone operating-system and other software that configures, manages and controls readers and gateways and performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses, which differ mainly in the duration over which the customer benefits from the software. We recognize revenue at the point in time when the software is made available to the customer.

Our contracts with customers with multiple performance obligations generally include a combination of hardware products, standalone software, extended warranty, enhanced maintenance and support services. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling-price basis. In instances where standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin. Amounts allocated to extended warranty and enhanced maintenance sold with our reader and gateway products are deferred and recognized on a straight-line basis over the term of the arrangement, which is typically from one to three years. Amounts allocated to support services sold with our reader and gateway products are deferred and recognized when control of the promised services is transferred to our customers.

For non-recurring engineering development agreements that involve significant production, modification or customization of our products, we generally recognize revenue over the performance period using the percentage of completion method. We receive payments under these agreements based on a billing schedule. Contract assets relate to our conditional right to consideration for our completed performance under these agreements. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the contract. For the periods presented in this report, our contract assets, contract liabilities and the value of unsatisfied performance obligations for non-recurring engineering development agreements are not material.

For details on our revenue and changes in deferred revenue, respectively, please refer to Note 11 and Note 12 of these condensed consolidated financial statements.

Practical Expedients and Exemptions: We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Allowance for Sales Returns

Sales agreements do not generally provide for a right of return for refund but for certain distributors provide for a right of return in exchange for other similar products, subject to time and quantity limitations. The allowance for sales returns is our best estimate based on historical returns and currently available evidence. We record changes in our estimate to the allowance for sales returns through revenue and reduce the allowance when product returns are received. In the fourth quarter of 2017, we reserved $3.2 million related to a partner’s request for a one-time product exchange. We completed the exchange transaction in the first quarter of 2018 and reduced the balance in the allowance for sales returns by $3.2 million.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. We adopted the new revenue standard on January 1, 2018 utilizing the full retrospective transition method. Revenue recognition related to our hardware products, standalone software, extended warranty, enhanced maintenance services and non-recurring engineering development agreements, and recognition of cost of sales commissions will remain substantially unchanged. The primary impact of adopting the new standard relates to software license revenue that will generally be recognized at the time of delivery, rather than ratably over the subscription period. Unrecognized software license revenue at December 31, 2017 and 2016 was not material. As adoption of the standard had no material impact on our consolidated financial position, results of operations or cash flows, we did not restate each prior reporting period presented in the period of initial application.

Recently Issued Accounting Standards Not Yet Adopted

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands):

	March 31, 2018
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$13,772	$—
Commercial paper	—	2,997
Treasury bill	—	2,500
Short-term investments:
U.S. government agency securities	—	9,937
Corporate notes and bonds	—	7,540
Commercial paper	—	3,983
Treasury bill	—	8,413
Total	$13,772	$35,370

	December 31, 2017
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$10,393	$—
Commercial paper	—	1,000
Short-term investments:
U.S. government agency securities	—	13,970
Corporate notes and bonds	—	7,503
Commercial paper	—	8,972
Treasury bills	—	8,386
Total	$10,393	$39,831

We did not have any Level 3 assets as of March 31, 2018 or December 31, 2017. There were no liabilities measured at fair value as of March 31, 2018 or December 31, 2017.

Note 4. Cash, Cash Equivalents and Investments

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale securities as of the dates presented (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,731	$—	$—	$8,731
Cash equivalents:
Money market funds	13,772	—	—	13,772
Commercial paper	2,997	—	—	2,997
Treasury bill	2,500	—	—	2,500
Short-term investments:
U.S. government agency securities	9,956	—	(19)	9,937
Corporate notes and bonds	7,558	3	(21)	7,540
Commercial paper	3,983	—	—	3,983
Treasury bill	8,432	—	(19)	8,413
Total	$57,929	$3	$(59)	$57,873

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,892	$—	$—	$7,892
Cash equivalents:
Money market funds	10,393	—	—	10,393
Commercial paper	1,000	—	—	1,000
Short-term investments:
U.S. government agency securities	13,979	—	(9)	13,970
Corporate notes and bonds	7,514	—	(11)	7,503
Commercial paper	8,972	—	—	8,972
Treasury bills	8,402	—	(16)	8,386
Total	$58,152	$—	$(36)	$58,116

The contractual maturities are due in one year or less on our available-for-sale securities as of March 31, 2018.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$2,852	$1,351
Work-in-process	21,557	15,647
Finished goods	30,297	30,085
Total	$54,706	$47,083

Note 6. Stock-Based Awards

Option Awards

The following table summarizes option award activity for the three months ended March 31, 2018 (in thousands):

Number of Shares
Outstanding at December 31, 2017	2,850
Granted	106
Exercised	(225)
Forfeited or Cancelled	(222)
Outstanding at March 31, 2018	2,509

Unvested Shares

The following table summarizes activity of unvested shares of our common stock for the three months ended March 31, 2018 (in thousands):

Number Of Shares
Outstanding at December 31, 2017	48
Vested	(17)
Outstanding at March 31, 2018	31

Restricted Stock Units

The following table summarizes activity for restricted stock units for the three months ended March 31, 2018 (in thousands):

Number Of Shares
Outstanding at December 31, 2017	12
Granted	1
Outstanding at March 31, 2018	13

Share-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$83	$46
Research and development expense	759	483
Sales and marketing expense	757	607
General and administrative expense	466	234
Total	$2,065	$1,370

Note 7. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for “Obligations with Third-Party Manufacturers,” as discussed below.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $11.7 million of inventory as of March 31, 2018.

Note 8. Debt Facilities

On March 5, 2018, we amended our senior credit facility, to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, to March 5, 2020, and provide for a new $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The new term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020. At March 31, 2018, we had no revolver borrowings outstanding and $20.0 million of term loan borrowings outstanding.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin of 2.75% or 3.25%, in the case of revolving borrowings, or 3.0% or 3.5%, in the case of the term loan borrowings, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin of 0.0% or 0.5%, in the case of revolving borrowings, or 0.25% or 0.75%, in the case of the term loan borrowings, in each case with such margin determined based on our adjusted EBITDA for the preceding 12 month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

The amendment also amended the financial covenants under the senior credit facility such that if our cash and investments in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, we must comply with an amended covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the existing minimum liquidity ratio, each determined in accordance with the terms of the senior credit facility.

At March 31, 2018, $20.0 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $159,000, and the interest rate was 5.25%. The following table presents the scheduled principal maturities as of March 31, 2018 (in thousands):

2018	$—
2019	5,000
2020	6,667
2021	6,667
2022	1,666
Total	$20,000

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions. We were in compliance with all covenants under our senior credit facility as of March 31, 2018. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

Note 9. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(14,442)	$(2,160)
Denominator:
Weighted-average shares outstanding	21,165	20,453
Weighted-average unvested shares subject to repurchase	(40)	(109)
Weighted-average shares outstanding — basic and diluted	21,125	20,344
Net loss per share — basic and diluted	$(0.68)	$(0.11)

The following table presents the outstanding option awards and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options	2,513	2,171
Unvested shares of common stock subject to repurchase	31	100

Note 10. Restructuring

On February 13, 2018, we began implementing a restructuring to match strategic and financial objectives and optimize resources for long-term growth, including a reduction-in-force program affecting approximately 9% of our employees. As part of the restructuring, we will also look to sublease office space and close some remote offices.

As a result of the restructuring plan, we recorded a restructuring charge of approximately $3.9 million during the three months ended March 31, 2018, including approximately $1.2 million for severance and other personnel related expenses and approximately $2.7 million for cease-use costs associated with certain operating leases. The restructuring costs for cease-use costs include a non-cash net restructuring benefit of $454,000 associated with the write-off of certain leasehold improvements and deferred rent. The cease-use costs include estimates related to the timeframe it will take us to sublease the office space and the related sublease income.

A summary of accrued restructuring costs as of and for the three months ended March 31, 2018 is shown in the table below (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Other Associated Costs	Total
Restructuring costs	$1,177	$2,700	$50	$3,927
Cash payments	(384)	(324)	(35)	(742)
Non-cash benefit, net	—	454	—	454
Accrued restructuring costs of March 31, 2018	$793	$2,830	$15	$3,638

We expect to record approximately $200,000 of additional restructuring costs, most of which we expect to incur by the end of 2018.

Note 11. Segment Information and Geographic Data

We have one operating and reportable segment which has been identified based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision maker and reviews financial and operational information on an entity-wide basis. There are no segment managers who are held accountable for operations, operating results or plans for levels or components.

The chief executive officer reviews information about revenue categories, including endpoint ICs, connectivity, software and other revenue. The following table presents our revenue by major categories for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Endpoint ICs	$19,409	$23,767
Systems	5,659	7,960
Total revenue	$25,068	$31,727

Systems revenue includes sales of reader ICs and modules, readers, gateways and software. Revenue from readers and gateways as a percentage of total revenue was 17% and 18% for three months ended March 31, 2018 and 2017, respectively. None of our other product families within the above categories were above 10% of total revenue for the periods presented requiring disclosure.

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

	Three Months Ended
	March 31,
	2018	2017
Americas	$4,373	$8,472
Asia Pacific	$17,204	19,364
Europe, Middle East and Africa	3,491	3,891
Total revenue	$25,068	$31,727

Total revenue in the United States was $4.1 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively.

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Balance, beginning of period	$1,215	$1,411
Deferral of revenue	13	245
Recognition of deferred revenue	(486)	(106)
Balance, end of period	$742	$1,550

Note 13. Subsequent Events

On April 18, 2018, we announced a voluntary stock option exchange offer in which eligible employees may exchange certain options to purchase an aggregate of 1,402,592 shares of our common stock granted under the 2016 Equity Incentive Plan, with a per share exercise price equal to or greater than $21.72, whether vested or unvested, that are outstanding at the start of the offer and remain outstanding and unexercised through the expiration of the offer (“eligible options”), for new options to purchase shares of our common stock (“new options”). New options will be granted under, and subject to, the terms and conditions of the 2016 Equity Incentive Plan. All employees of Impinj (including executive officers other than the chief executive officer) who hold eligible options and remain employed through the date of grant for new options may participate in the offer (“eligible employees”). Members of the board of directors will not be eligible to participate.

The offer will expire at 9:00 p.m., Pacific Time, on May 16, 2018, unless we extend the date (such date of expiration, the “expiration date”). Eligible employees may tender eligible options on or before the expiration date in order to receive a number of new options determined by dividing the eligible options by the applicable exchange ratio. The offer is being made on the basis of fixed exchange ratios. The exchange ratios are as follows:

•	1.30 for eligible options with an exercise price of $21.72 to 26.44;
•	1.55 for eligible options with an exercise price of $30.41 to 39.00; and
•	1.80 for eligible options with an exercise price of $40.81 to 58.79.

All new options will have an exercise price per share equal to the closing sales price of a share of our common stock on the expiration date on the Nasdaq Global Select Market and will be subject to a new vesting schedule and term. We expect the new option grant date to be May 16, 2018.

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

Our Business

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

Our platform comprises endpoint ICs, connectivity and software that together deliver item data to business applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Endpoints ICs

Our endpoint IC product family, branded Monza, comprises a family of miniature radios-on-a-chip that attach-to and uniquely identify their host items. Monza ICs include a number to identify a host item and may also include features such as user data storage, security, authentication, loss prevention, consumer privacy and value-added Impinj custom features, all accessible by our platform. Our Monza ICs power themselves from a reader’s radio waves so they do not need a battery, can wirelessly connect almost any item, are readable to 30 feet without line-of-sight, yet sell for pennies.

Our OEM partners attach each Monza IC to a thin printed or etched antenna on a paper or Mylar backing, then typically cover the composite inlay with a paper face to form a tag. End customers attach the tag to an item in markets including retail, healthcare, automotive, industrial and manufacturing, consumer experience, food, datacenter, travel and banking. We refer to a tag and its host item as an endpoint.

Endpoint ICs differ from traditional silicon ICs in that most endpoint ICs are disposable. For example, when consumers purchase retail items they discard the price tags containing the endpoint ICs. We believe endpoint ICs are the first market for consumable silicon and are a recurring revenue source for us.

Connectivity

Our connectivity offering comprises a family of reader ICs and modules, readers and gateways that wirelessly identify, locate, authenticate and engage items. Our connectivity products wirelessly provide power to, and communicate bidirectionally with, endpoint ICs on those items, identifying and locating up to 1,000 items per second.

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

Our reader product family, branded Speedway, comprises high-performance finished products. We sell our Speedway readers through an established channel of distributors, system integrators, or SIs, value-added resellers, or VARs, and solution providers. Our readers sell for hundreds of dollars.

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

Software

Our primary software offering, ItemSense, is a distributed operating system for our platform. ItemSense transforms item-level RAIN RFID data into actionable business information, enabling analytics and insights about items a business manufactures, transports and sells. ItemSense’s key capabilities include enterprise-class RAIN deployment management and health monitoring; software-defined algorithms for item inventory and location determination; and easy-to-use, easy-to-integrate APIs that enable application developers to quickly build powerful IoT solutions on our platform to solve business problems. We believe software revenue will grow over time, but it has not been material to date, and we expect modest software revenue for the foreseeable future.

Recent Developments

In February 2018, we agreed to a partner’s request for a one-time product exchange, requiring us to record a sales returns reserve in the fourth quarter of 2017. The sales returns reserve reduced our 2017 revenue by $3.2 million. We completed the exchange transaction in the first quarter of 2018 and recognized revenue of $3.2 million.

In February 2018, we began implementing a restructuring plan to match our strategic and financial objectives and to optimize resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees. As part of the restructuring, we will also look to reduce leased office space and close some remote offices. We estimate expenses relating to these actions at approximately $4.1 million. We currently expect the reduction-in-force charges, comprising primarily severance benefits, to be $1.3 million; and the lease space reduction, comprising primarily sublease costs and lease cease-use charges, to be $2.8 million. We recognized $3.9 million of restructuring costs in the first quarter of 2018 and expect to record approximately $200,000 of additional restructuring costs, most of which we expect to incur by the end of 2018.

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

We are also investing in sales and marketing and are deepening product integration with our software partners to accelerate the development and adoption of solutions based on our platform. These investments will increase research, development, sales and marketing expenses on an absolute dollar basis for the foreseeable future. Many of these investments will occur in advance of experiencing any direct benefit from them and may affect our profitability in future periods.

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

As another example of growing RAIN adoption, our reader and gateway sales in the second half of 2017 exceeded our expectations, due to end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading and RAIN data integration with enterprise software systems. In addition, retailers demanding more transformative business value from RAIN are beginning to turn to real-time fixed reading. However, in the first quarter of 2018 our reader and gateway sales decelerated, which we believe was primarily due to deal timing, our APAC reorganization and first-quarter seasonality. We believe greater adoption of fixed readers and our software will increase the value of our platform, which could further drive adoption over the longer term.

If market adoption of RAIN technology, and our platform products specifically, does not meet our expectations, our growth prospects and operating results will be adversely affected. If endpoint IC, reader IC and module, reader or gateway sales exceed expectations, our revenue and profitability may be positively affected; if we discount prices to win opportunities, our gross margins may be negatively affected. In addition, if we are unable to meet end user or customer volume or performance expectations in the near term our business and prospects may be adversely affected.

Timing and Complexity of Customer Deployments

From 2010 to 2017, our endpoint IC unit sales volume increased at a compounded annual growth rate of 33%. However, deployment of RAIN-based solutions has been uneven and unpredictable in scope, timing and implementation. For example, growth in endpoint IC unit sales volumes decelerated in the second half of 2017. For end users to gain business value from our platform, they typically must integrate our platform with their applications and information systems. End-users may only deploy certain of our hardware products, which may affect the value they derive from our platform, and in turn, our operating results. We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end user applications and information systems. If our partners fail to deploy or integrate our platform and products as planned then sales of our products and our reputation may be adversely affected. As a result of these factors and our reliance on our channel partners, we may experience significant fluctuation in revenue on a quarterly basis, and we anticipate these factors will continue to characterize our business for the foreseeable future.

Average Selling Price

We occasionally discount prices of our products to win opportunities, particularly large opportunities. In future periods we expect our hardware ASPs to fluctuate based on the level of discounting and competitive price pressures, and generally to decline over time. Historically, we have been able to implement manufacturing and quality improvements that effectively reduce the cost per unit of most of our products, allowing us to maintain, and in some cases increase, gross margins, although the timing variability of these cost reductions likewise fluctuates, and may not materialize or may even increase in any given quarter.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from sales of our platform hardware. We sell our products through a broad network of OEMs, ODMs and distribution channel partners; many of these channel partners sell multiple Impinj products. We deliver products and solutions that are easy for our partner ecosystem to sell and deploy. We engender preference for our platform in all sales engagements, encouraging end users to deploy our multiple products to gain full benefit from our platform. As a result, we evaluate our performance primarily on total revenue rather than on the revenue associated with any particular product line.

For our endpoint and reader ICs and modules, we generally recognize revenue upon shipment because the relevant criteria for revenue recognition are met at that time. For our reader and gateway products, which are occasionally sold with other products and support, transaction price is allocated to the separate performance obligations on a relative standalone selling price basis and we generally recognize revenue upon shipment or defer and recognize revenue on a straight-line basis over the term of the arrangement.

We also occasionally derive revenue from non-recurring engineering, or NRE, development agreements under which we develop custom products or services. Although we will continue to pursue strategic NRE opportunities, we expect NRE-based revenue to remain a small percentage of total revenue.

Cost of Revenue and Gross Margin

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs and modules, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. We outsource all our product manufacturing to third-party manufacturers that build our products to our design specifications. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on accelerating development of new products and solutions. Cost of revenue also includes charges for inventory write-downs, warranty costs and accrued losses on purchase commitments to third-party contract manufacturers. Our gross margin varies from period to period based on product mix and discounts to win strategic opportunities. Historical gross margin has remained relatively consistent at between 47% and 55% for the interim and annual periods during the last three fiscal years.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries and related compensation costs, including stock-based compensation expense, for our product development personnel, contract developers, prototype materials and other expenses related to the development of new and innovative products and solutions. We expect research and development expense to moderately increase in absolute dollars in future periods for platform product development.

Selling and Marketing

Selling and marketing expense consists primarily of salaries and related variable compensation costs, including stock-based compensation expense, for our sales personnel, as well as travel, advertising and promotional expenses and other related expenses to expand our market penetration, develop strategic partnerships and drive adoption of our platform. We expect sales and marketing expense to remain relatively consistent due to the implementation of the restructuring plan during the first quarter of 2018. We expect incentive sales compensation to fluctuate as a function of sales.

General and Administrative

General and administrative expense consists primarily of salaries and related compensation costs, including stock-based compensation expense, for our executive, finance, accounting, legal, human resources, facilities, recruiting, corporate information technology costs and other administrative support and other professional services, travel and related expenses, insurance, occupancy and other overhead costs. We expect general and administrative expense to remain relatively consistent due to the implementation of the restructuring plan during the first quarter of 2018.

Restructuring Costs

Restructuring costs consist of workforce reduction expenses and lease termination costs related to a restructuring plan to match strategic and financial objectives and optimize resources for long-term growth.

Other Income (Expense), net

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists primarily of interest on our senior credit facility and amortization of deferred financing fees.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$25,068	$31,727
Cost of revenue (1)	13,306	14,959
Gross profit	11,762	16,768
Operating expenses:
Research and development (1)	8,003	7,343
Sales and marketing (1)	8,859	7,336
General and administrative (1)	5,225	4,087
Restructuring costs (1)	3,927	—
Total operating expenses	26,014	18,766
Loss from operations	(14,252)	(1,998)
Other income (expense), net	90	269
Interest expense	(229)	(374)
Loss before income taxes	(14,391)	(2,103)
Income tax expense	(51)	(57)
Net loss	$(14,442)	$(2,160)
Net loss per share — basic and diluted (2)	$(0.68)	$(0.11)
Weighted-average shares outstanding — basic and diluted	21,125	20,344
_____________
(1) Includes stock-based compensation as follows:
Cost of revenue	$83	$46
Research and development expense	759	483
Sales and marketing expense	757	607
General and administrative expense	466	234
Total stock-based compensation expense	$2,065	$1,370

(2) For an explanation of the calculation of our net loss per share — basic and diluted, please refer to Note 9 of our consolidated financial statements included elsewhere in this report.

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Percentages from certain line items may not sum to the subtotal or total line items due to rounding. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended
	March 31,
	2018	2017
Percentage of Revenue:
Revenue	100.0%	100.0%
Cost of revenue	53.1	47.1
Gross profit	46.9	52.9
Operating expenses:
Research and development	31.9	23.1
Sales and marketing	35.3	23.1
General and administrative	20.8	12.9
Restructuring costs	15.7	—
Total operating expenses	103.8	59.1
Loss from operations	(56.9)	(6.3)
Other income	0.4	0.8
Interest expense	(0.9)	(1.2)
Loss before income taxes	(57.4)	(6.6)
Income tax expense	(0.2)	(0.2)
Net loss	(57.6)%	(6.8)%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
Revenue:
Endpoint ICs	$19,409	$23,767	$(4,358)	(18.3%)
Systems	5,659	7,960	(2,301)	(28.9)
Total revenue	$25,068	$31,727	$(6,659)	(21.0%)

The decrease in revenue was primarily attributable to decreased shipment volumes of our Monza 4 and Monza 5 products. Endpoint IC revenue decreased $4.4 million due to a 56% decrease in shipment volumes of Monza 4 and Monza 5, a 6% decrease in shipment volumes for our Monza 6 product family and a decrease in the average selling prices of our endpoint ICs due to the competitive environment and product mix. Partially offsetting these decreases was revenue of $3.2 million due to the completion of a one-time product exchange that required us to take a sales returns reserve in the fourth quarter of 2017. For information regarding the product exchange transaction, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” of this report. Systems revenue, which primarily includes sales of reader ICs and modules, readers and gateways, decreased $2.3 million due to a 27% decrease in reader and gateway shipment volumes.

Gross Profit

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
Gross profit	$11,762	$16,768	$(5,006)	(29.9%)
Gross margin	46.9%	52.9%

The decrease in gross profit was primarily attributable to decreased shipment volumes of our Monza 4, Monza 5, reader ICs, readers and gateways mentioned above. Gross margin decreased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to decreases in average selling prices for our endpoint ICs due to the competitive environment. The decrease in gross margin was partially offset by higher gross margins due to product mix within endpoint ICs and volume pricing discounts from suppliers of our endpoint ICs.

Operating Expenses

Research and Development

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
Research and development	$8,003	$7,343	$660	9.0%

The increase in research and development expense was due to an increase of $781,000 in personnel costs as we continue to grow our engineering headcount to support current and future product initiatives.

Sales and Marketing

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
Sales and marketing	$8,859	$7,336	$1,523	20.8%

The increase in sales and marketing expense was due to increases of $1.3 million in personnel costs due primarily to growth in the size of our sales team.

General and Administrative

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
General and administrative	$5,225	$4,087	$1,138	27.8%

The increase in general and administrative expense was due to increases of $703,000 in personnel costs driven primarily by growth in headcount in shared corporate services and $322,000 in rent, utilities and depreciation.

Restructuring Costs

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
Restructuring costs	$3,927	$—	$3,927	N/A

Restructuring costs were $3.9 million in the three months ended March 31, 2018 resulting from the implementation of a restructuring plan that began in February 2018 to match our strategic and financial objectives and to optimize resources for long-term growth. We currently expect net restructuring charges of $4.1 million comprised of cash restructuring charges of $4.6 million, of which $1.3 million relates to employee severance costs and $3.3 million is associated with reduced leased office space and closed remote offices, and a non-cash net restructuring benefit of $454,000 associated with write-off of leasehold improvements and deferred rent. The $3.3 million cash charge associated with leased office space include estimates related to the timeframe it will take to sublease and the related sublease income.

Other Income (Expense), net

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
Other income (expense), net	$90	$269	$(179)	(66.5)%

The decrease in interest income was due to lower interest income on our short-term investments.

Interest Expense

	Three Months Ended
	March 31,		Change 2017 to 2018
	2018	2017	In Dollars	In Percentage
	(in thousands, except percentages)
Interest expense	$(229)	$(374)	$145	(38.8)%

The decrease in interest expense was due to lower outstanding borrowings during 2018 compared to 2017.

Non-GAAP Financial Measures

Our key non-GAAP liquidity and performance measures include adjusted EBITDA and non-GAAP net income (loss), as defined below. We use adjusted EBITDA and non-GAAP net income (loss) as key measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe excluding those income and expenses inherent in calculating adjusted EBITDA and non-GAAP net income (loss) can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA and non-GAAP net income (loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as it does for our management and board of directors. Our presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, restructuring costs, other income (expense), net, interest expense and income tax expense. Restructuring costs relate to an effort in the first quarter of 2018 to reduce headcount and sublease office space to match strategic and financial objectives and optimize resources for long term growth. We believe that adjusted EBITDA provides meaningful supplemental information regarding our performance and liquidity.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net loss	$(14,442)	$(2,160)
Depreciation	1,120	874
Stock-based compensation	2,065	1,370
Other (income) expense, net	(90)	(269)
Interest expense	229	374
Income tax expense	51	57
Restructuring costs	3,927	—
Adjusted EBITDA	$(7,140)	$246

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) to consist of net income (loss) determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, restructuring costs (for more information about restructuring costs, please refer to description in adjusted EBITDA above), amortization of debt issuance costs and non-cash income tax expense. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of future income tax liabilities by utilizing our deferred tax assets, which primarily consist of federal net operating loss carryforwards and federal research and experimentation credit carryforwards. We have added back all of the net restructuring costs because of the non-recurring nature of restructuring costs.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) and weighted-average shares — basic and diluted — to non-GAAP weighted-average shares — diluted:

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(14,442)	$(2,160)
Adjustments:
Depreciation	1,120	874
Stock-based compensation	2,065	1,370
Amortization of debt issuance costs	21	23
Non-cash income tax expense	16	22
Restructuring costs	3,927	—
Non-GAAP net income (loss)	$(7,293)	$129
Non-GAAP net income (loss) per share:
Basic	$(0.35)	$0.01
Diluted	$(0.35)	$0.01
GAAP and non-GAAP weighted-average shares — basic	21,125	20,344
GAAP weighted-average shares — diluted	21,125	20,344
Adjustments:
Effects of dilutive securities
Unvested shares of common stock subject to repurchase	—	100
Stock awards	—	1,244
Non-GAAP weighted-average shares — diluted	21,125	21,688

Seasonality

We typically renegotiate pricing with many of our endpoint IC customers with an effective date in the first quarter of the calendar year, especially for our endpoint IC products, impacting both revenue and gross margins when compared with prior periods. In addition, endpoint IC volumes tend to be lower in the fourth quarter than the third quarter.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal year.

While we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors (e.g., the timing of large deployments, supply constraints, etc.) that can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and investments of $57.9 million, consisting of cash deposits held at major financial institutions, money market funds and short-term investments in a variety of securities, including U.S. government agencies, corporate notes and bonds, commercial paper and Treasury bills. We had working capital of $115.0 million as of March 31, 2018. Historically, we funded our operations principally by issuing equity securities or incurring debt. In 2018, our principal uses of cash were funding operations to capture our market opportunity, investments in inventory to ensure our ability to meet customer demand, debt service payments, and capital expenditures.

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

Senior Credit Facility

In March 2018, we amended our senior credit facility, to, among other things, extend the maturity date of the revolving credit facility to March 5, 2020, and provide for a new $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The new term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We retain the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020. The amendment also amended the financial covenants under the senior credit facility such that if our cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, we must comply with an amended covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the existing minimum liquidity ratio, each determined in accordance with the terms of the senior credit facility.

At March 31, 2018, $20.0 million of term loan borrowings were outstanding under our senior credit facility, excluding unamortized debt issuance costs of $159,000, and the interest rate was 5.25%.

For information on our debt facilities, please refer to Note 8 of our consolidated financial statements included elsewhere in this report.

Use of Funds

Our principal uses of cash are operating expenses, inventory purchases, debt repayment and other working capital requirements.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(11,437)	$(16,621)
Net cash provided by (used in) investing activities	8,196	(10,652)
Net cash provided by financing activities	11,956	944

Operating Cash Flows

For the three months ended March 31, 2018, net cash used in operating activities was $11.4 million. This cash usage was primarily driven by a net loss of $14.4 million, a $7.6 million increase in inventory to meet projected demand for our products, an $895,000 net decrease in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due, a $560,000 decrease in deferred rent and a $473,000 decrease in deferred revenue. Partially offsetting these uses of cash in operations were benefits of a $3.1 million impact of non-cash items, a $5.2 million decrease in accounts receivable, a $3.6 million increase in accrued restructuring costs and a $551,000 decrease in prepaid expenses and other assets.

For the three months ended March 31, 2017, net cash used in operating activities was $16.6 million. This cash usage was primarily driven by a net loss of $2.2 million, an $11.5 million increase in inventory, a $3.6 million increase in accounts receivable and a $3.3 million net decrease in accounts payable, accrued liabilities and accrued compensation and benefits. Partially offsetting these uses of cash in operations were benefits of a $2.3 million net impact of non-cash items, a $925,000 net increase in deferred rent and a $543,000 increase in prepaid expenses and other assets.

Investing Cash Flows

For the three months ended March 31, 2018, net cash provided by investing activities was $8.2 million. This cash benefit was driven by investment maturities of $17.9 million. These maturities were partially offset by purchases of investments and equipment of $8.9 million and $797,000, respectively.

For the three months ended March 31, 2017, net cash used in investing activities was $10.7 million. This cash usage was driven by purchases of investments and equipment of $17.3 million $1.2 million, respectively. These purchases were offset by maturities of investments of $7.9 million

Financing Cash Flows

For the three months ended March 31, 2018, net cash provided by financing activities was $12.0 million. This cash benefit consisted of proceeds of $12.4 million and $2.0 million, respectively, from the term loan and exercise of stock options and employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.1 million of principal under our senior credit facility and payments of $242,000 for capital lease financing obligations.

For the three months ended March 31, 2017, net cash provided by financing activities was $944,000. This cash benefit consisted of proceeds of $2.0 million from the exercise of stock options and employee stock purchase plan; offset by payments of deferred offering costs of $600,000 and payments of $280,000 for capital lease financing obligations and repayments of indebtedness of $159,000 of principal under our senior credit facility.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of March 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility (1)	$20,000	$—	$13,333	$6,667	$—
Capital lease obligations	1,590	909	681	—	—
Operating lease obligations	34,385	4,285	8,696	9,087	12,317
Purchase commitments (2)	11,733	11,733	—	—	—
Total	$67,708	$16,927	$22,710	$15,754	$12,317

(1)

Senior credit facility includes estimated interest payments assuming a change in interest rates only for the conclusion of contractual interest only periods over the term of the repayment periods. As of March 31, 2018, we had principal outstanding under our senior credit facility of $20.0 million with an interest rate of 5.25%.

(2)	We manufacture products with third-party manufacturers. We are committed to purchase $11.7 million of inventory as of March 31, 2018.

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

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the accounting policies for revenue recognition that were updated as a result of adopting Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, there have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For more information about our revenue recognition accounting policies, please refer to Note 2 to our consolidated financial statements included elsewhere in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We had cash, cash equivalents and short-term investments of $57.9 million and $58.1 million as of March 31, 2018 and December 31, 2017, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of March 31, 2018, our borrowings under our senior credit facility had an interest rate of 5.25%. Assuming the revolver borrowings under the senior credit facility are fully drawn and holding other variables constant, a 100 basis-point increase in interest rates, occurring April 1, 2018 and sustained throughout the period ended April 30, 2018, would result in an increase in interest expense and a decrease in our cash flows and income before taxes of approximately $467,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our president and chief operating officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and our president and chief operating officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2018 at a reasonable assurance level.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017, a material weakness in our internal control over financial reporting relating to the accounting and financial statement disclosure over complex accounting matters.

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

During the three months ended March 31, 2018, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. Accordingly, we concluded the previously reported material weakness remained unremediated as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Besides the above changes related to remediation efforts, there were no changes in our internal control over financial reporting identified during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $14.4 million for the three months ended March 31, 2018 and an accumulated deficit of $219.0 million as of March 31, 2018. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

Our success depends in part upon our ability to obtain, maintain and enforce patents, copyrights, trade secrets, trademarks and other intellectual property rights and to prevent third parties from infringing, misappropriating or circumventing the rights we own or license. Given our industry-leading innovation in RAIN technology, there is a high likelihood that material elements of our endpoint ICs have been or will be copied by competitors, and while we take appropriate and feasible measures to protect our intellectual property rights, we cannot be sure that we will be able to prevent such conduct by simply enforcing, or threatening to enforce, those rights.

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

In January 2017, Mr. Donald J. Trump was inaugurated as president of the United States. President Trump’s administration has since notified Congress of its intentions to begin renegotiating NAFTA, and withdrawn the United States from negotiations for the TPP; he has also previously proposed restrictions on free trade generally and significant increases in tariffs on goods imported into the United States, particularly from China; and he has expressed an intention to review policies regarding, and possibly restrict, immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and immigration to the United States, and any negative sentiments towards the United States as a result of such changes, including our trading partners potentially imposing tariffs on imports of our products, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business, in many ways only some of which we can identify as of the date of this report.

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

We have a short history of operating as a public company. Some of our executive team, including our chief executive officer, have never managed a publicly traded company prior to our initial public offering and have little experience complying with the complex and everchanging laws pertaining to public companies. In addition, our chief financial officer resigned from our company effective March 30, 2018 and we are in process of identifying a replacement. Our entire management team as well as other company personnel will need to devote substantial time to compliance, and may not effectively or efficiently manage our maturation as a public company. We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to continue to increase our legal and finance compliance time and costs, and also to increase the time and costs of other activities. For example, Section 404 of the Sarbanes-Oxley Act requires that management report on, and in the future, that our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will continue to divert resources and take significant time and effort to complete. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 in a timely manner. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We may discover internal controls that need improvement. Our or our independent registered public accounting firm’s discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March 2018, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility and (2) a $20.0 million term loan. At March 31, 2018, we had $20.0 million term loan borrowings outstanding and no revolver borrowings outstanding.

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

The amendment also amended the financial covenants under the senior credit facility such that if our cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, we must comply with an amended covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the existing minimum liquidity ratio, each determined in accordance with the terms of the senior credit facility.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $9.95 to $60.85 through April 30, 2018. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of April 30, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 46.5% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

We have incurred and will continue to incur costs by being a public company.

As a public company, we have and will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We have and will incur costs associated with recently adopted corporate governance requirements, including requirements of the SEC and The Nasdaq Global Select Market. We expect these rules and regulations to incur ongoing legal and financial compliance costs and to make some activities incrementally more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1†	First Amendment to Third Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated March 5, 2018

10.2+	Separation Agreement, by and between the Company and Evan Fein, dated March 30, 2018

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: May 8, 2018	By:	/s/ Eric Brodersen
Eric Brodersen President and Chief Operating Officer (principal financial officer and duly authorized signatory)