Form 10-Q
period 2018-06-30
IMPINJ INC
filed 2018-09-12
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of, September 6, 2018 24,412,612 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$15,500	$19,285
Short-term investments	37,307	38,831
Accounts receivable, net	20,016	22,244
Inventory	53,278	47,083
Prepaid expenses and other current assets	1,533	2,359
Total current assets	127,634	129,802
Property and equipment, net	16,918	18,110
Other non-current assets	214	241
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$148,647	$152,034
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,299	$4,666
Accrued compensation and employee related benefits	5,992	5,729
Accrued liabilities	3,140	3,162
Accrued restructuring costs	1,590	—
Current portion of long-term debt	1,593	4,088
Current portion of capital lease obligations	703	936
Current portion of deferred rent	374	628
Current portion of deferred revenue	509	714
Total current liabilities	19,200	19,923
Long-term debt, net of current portion	18,266	5,500
Capital lease obligations, net of current portion	495	745
Long-term liabilities — other	560	532
Long-term restructuring liabilities	685	—
Deferred rent, net of current portion	5,495	5,891
Deferred revenue, net of current portion	219	501
Total liabilities	44,920	33,092
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 21,395 and 20,973 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	330,441	323,482
Accumulated other comprehensive loss	(36)	(36)
Accumulated deficit	(226,699)	(204,525)
Total stockholders' equity	103,727	118,942
Total liabilities and stockholders' equity	$148,647	$152,034

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$28,542	$34,111	$53,610	$65,838
Cost of revenue	14,882	15,940	28,188	30,899
Gross profit	13,660	18,171	25,422	34,939
Operating expenses:
Research and development	8,363	7,119	16,366	14,462
Sales and marketing	8,023	7,044	16,882	14,380
General and administrative	5,061	4,822	10,286	8,909
Restructuring costs	(178)	—	3,749	—
Total operating expenses	21,269	18,985	47,283	37,751
Loss from operations	(7,609)	(814)	(21,861)	(2,812)
Other income (expense), net	267	189	357	458
Interest expense	(351)	(307)	(580)	(681)
Loss before income taxes	(7,693)	(932)	(22,084)	(3,035)
Income tax expense	(39)	(45)	(90)	(102)
Net loss	$(7,732)	$(977)	$(22,174)	$(3,137)
Net loss per share — basic and diluted	$(0.36)	$(0.05)	$(1.04)	$(0.15)
Weighted-average shares outstanding — basic and diluted	21,333	20,636	21,229	20,491

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(7,732)	$(977)	$(22,174)	$(3,137)
Other comprehensive loss, net of tax:
Unrealized gain / (loss) on investments	20	(4)	—	(40)
Total other comprehensive income / (loss)	20	(4)	—	(40)
Comprehensive loss	$(7,712)	$(981)	$(22,174)	$(3,177)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net loss	$(22,174)	$(3,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,258	1,847
Stock-based compensation	4,678	2,623
Restructuring costs	(454)	—
Accretion of discount or amortization of premium on short-term investments	(143)	105
Amortization of debt issuance costs	39	48
Changes in operating assets and liabilities:
Accounts receivable	2,228	(8,042)
Inventory	(6,195)	(15,685)
Prepaid expenses and other assets	864	724
Deferred revenue	(487)	196
Deferred rent	(87)	857
Accounts payable	579	(1,121)
Accrued compensation and benefits	341	(1,886)
Accrued liabilities	(34)	691
Accrued restructuring costs	2,275	—
Net cash used in operating activities	(16,312)	(22,780)
Investing activities:
Purchases of investments	(19,154)	(17,293)
Proceeds from maturities of investments	20,800	24,362
Purchases of property and equipment	(1,071)	(4,131)
Net cash provided by investing activities	575	2,938
Financing activities:
Payments on capital lease financing obligations	(483)	(557)
Payments on term loans	(2,147)	(688)
Proceeds from term loans, net of debt issuance costs	12,379	—
Proceeds from exercise of stock options and employee stock purchase plan	2,203	2,933
Payments of deferred offering costs	—	(650)
Net cash provided by financing activities	11,952	1,038
Net decrease in cash and cash equivalents	(3,785)	(18,804)
Cash and cash equivalents
Beginning of period	19,285	33,636
End of period	$15,500	$14,832

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of Business

Impinj, Inc. ("we", "us" or "our"), a Delaware corporation, is headquartered in Seattle, Washington. We enables wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Our platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. We derive revenue from selling endpoint integrated circuits, or ICs, reader ICs and modules, readers, gateways and software. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

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

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component. Any variable consideration, which consists primarily of sales incentives, is recognized as a reduction of revenue at the time of revenue recognition. Sales incentives are estimated at the time of revenue recognition and updated at the end of each reporting period as additional information becomes available. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when ownership is transferred. Additionally, we sell standalone operating system and other software that configures, manages and controls readers and gateways and performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses, which differ mainly in the duration over which the customer benefits from the software. We recognize revenue at the point in time when the software is made available to the customer.

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

For non-recurring engineering development agreements that involve significant production, modification or customization of our products, we generally recognize revenue over the performance period using the percentage-of-completion method. We receive payments under these agreements based on a billing schedule. Contract assets relate to our conditional right to consideration for our completed performance under these agreements. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the contract. For the periods presented in this report, our contract assets, contract liabilities and the value of unsatisfied performance obligations for non-recurring engineering development agreements are not material.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents comprise highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months at the acquisition date. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands):

	June 30, 2018
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$13,008	$—
Commercial paper	—	—
Short-term investments:
U.S. government agency securities	—	9,957
Corporate notes and bonds	—	9,438
Commercial paper	—	6,978
Treasury bill	—	10,934
Total	$13,008	$37,307

	December 31, 2017
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$10,393	$—
Commercial paper	—	1,000
Short-term investments:
U.S. government agency securities	—	13,970
Corporate notes and bonds	—	7,503
Commercial paper	—	8,972
Treasury bills	—	8,386
Total	$10,393	$39,831

We did not have any Level 3 assets as of June 30, 2018 or December 31, 2017. There were no liabilities measured at fair value as of June 30, 2018 or December 31, 2017.

Note 4. Cash, Cash Equivalents and Investments

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale securities as of the dates presented (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,492	$—	$—	$2,492
Cash equivalents:
Money market funds	13,008	—	—	13,008
Commercial paper	—	—	—	—
Short-term investments:
U.S. government agency securities	9,971	—	(14)	9,957
Corporate notes and bonds	9,448	—	(10)	9,438
Commercial paper	6,978	—	—	6,978
Treasury bill	10,946	—	(12)	10,934
Total	$52,843	$—	$(36)	$52,807

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,892	$—	$—	$7,892
Cash equivalents:
Money market funds	10,393	—	—	10,393
Commercial paper	1,000	—	—	1,000
Short-term investments:
U.S. government agency securities	13,979	—	(9)	13,970
Corporate notes and bonds	7,514	—	(11)	7,503
Commercial paper	8,972	—	—	8,972
Treasury bills	8,402	—	(16)	8,386
Total	$58,152	$—	$(36)	$58,116

The contractual maturities are due in one year or less on our available-for-sale securities as of June 30, 2018.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$3,345	$1,351
Work-in-process	20,556	15,647
Finished goods	29,377	30,085
Total	$53,278	$47,083

Note 6. Stock-Based Awards

Option Awards

On April 18, 2018, we commenced a voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices.  Stock options eligible for exchange were those with an exercise price per share equal to or greater than $21.72, whether vested or unvested.  All employees (including executive officers, but excluding the chief executive officer) who held options and remain employed through the date of grant for new options were eligible to participate in the offer. Members of the board of directors were not eligible to participate.  The option exchange program expired on May 16, 2018.  Options for an aggregate of approximately 1.0 million shares were tendered by employees, representing 73% of the total shares underlying stock options eligible for exchange.  On May 16, 2018, we granted options for an aggregate of 0.7 million shares in exchange for the eligible options surrendered.  The new options are granted under, and subject to, the terms and conditions of the 2016 Equity Incentive Plan. The exercise price of the new stock options is $17.33, which was the closing price of our common stock on May 16, 2018.  No incremental stock option expense was recognized for the exchange, because the fair value of the surrendered options, as determined based on the Black-Scholes option pricing model, was equal to or greater to the fair value of the new stock options issued in the exchange.

The following table summarizes option award activity, including the option exchange program, for the six months ended June 30, 2018 (in thousands):

Number of Shares
Outstanding at December 31, 2017	2,850
Granted or exchanged	2,173
Exercised	(271)
Forfeited, cancelled, or exchanged	(1,385)
Outstanding at June 30, 2018	3,367

Unvested Shares

The following table summarizes activity of unvested shares of our common stock for the six months ended June 30, 2018 (in thousands):

Number Of Shares
Outstanding at December 31, 2017	48
Vested	(26)
Outstanding at June 30, 2018	22

Restricted Stock Units

The following table summarizes activity for restricted stock units for the six months ended June 30, 2018 (in thousands):

Number Of Shares
Outstanding at December 31, 2017	12
Granted	10
Vested	(18)
Outstanding at June 30, 2018	4

Share-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$98	$37	$181	$83
Research and development expense	822	415	1,581	898
Sales and marketing expense	931	572	1,688	1,179
General and administrative expense	762	229	1,228	463
Total	$2,613	$1,253	$4,678	$2,623

Note 7. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2017.  As discussed in “Note 10. Restructuring”, we have subleased certain office space, which is effective July 1, 2018 and expires January 2023.  The following table presents future minimum payments as of June 30, 2018 under our non-cancellable operating leases for our office locations, inclusive of any sublease income (in thousands):

Operating
2018	$2,181
2019	3,490
2020	3,308
2021	3,306
2022	3,193
Thereafter	13,087
Total minimum lease payments	$28,565

There have been no material changes to our capital leases commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Obligations with Third-Parties

We have certain non-cancelable obligations under other agreements, including obligations with third-party manufacturers who manufacturer our products.  We are committed to purchase $15.4 million, which includes $9.7 million of inventory, as of June 30, 2018.

Note 8. Debt Facilities

On March 5, 2018, we amended our senior credit facility, to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, to March 5, 2020, and provide for a new $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The new term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020. At June 30, 2018, we had no revolver borrowings outstanding and $20.0 million of term loan borrowings outstanding.

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

At June 30, 2018, $20.0 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $141,000 and the interest rate was 5.5%. The following table presents the scheduled principal maturities as of June 30, 2018 (in thousands):

2018	$—
2019	5,000
2020	6,667
2021	6,667
2022	1,666
Total	$20,000

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our and our subsidiaries’ ability to dispose of assets, have a change of control, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of their capital stock, make investments or engage in transactions with their affiliates, in each case subject to customary exceptions. We were in compliance with the covenants under our senior credit facility as of June 30, 2018. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property. All of our future subsidiaries are required to become co-borrowers under the senior credit facility. The guarantees by future subsidiaries are and will be collateralized by substantially all of the assets of such subsidiaries.

Note 9. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(7,732)	$(977)	$(22,174)	$(3,137)
Denominator:
Weighted-average shares outstanding	21,359	20,728	21,262	20,591
Weighted-average unvested shares subject to repurchase	(26)	(92)	(33)	(100)
Weighted-average shares outstanding — basic and diluted	21,333	20,636	21,229	20,491
Net loss per share — basic and diluted	$(0.36)	$(0.05)	$(1.04)	$(0.15)

The following table presents the outstanding option awards and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	3,477	2,249	2,994	2,210
Unvested shares of common stock subject to repurchase	22	84	26	92

Note 10. Restructuring

On February 13, 2018, we began implementing a restructuring to match strategic and financial objectives and optimize resources for long-term growth, including a reduction-in-force program affecting approximately 9% of our employees, subleasing unused office space, and closing some remote offices.

As a result of the restructuring plan, we recorded a restructuring charge of approximately $3.9 million and a restructuring benefit of $(0.2) million during the three months ended March 31, 2018 and June 30, 2018, respectively, for a total of $3.7 million.

The following table summarizes the activity associated with the restructuring (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Other Associated Costs	Total
Restructuring costs	$1,177	$2,494	$78	$3,749
Cash payments	(1,040)	(810)	(78)	(1,928)
Non-cash benefit, net	—	454	—	454
Accrued restructuring costs of June 30, 2018	$137	$2,138	$-	$2,275

Employee termination benefits primarily include severance and other personnel related expenses. Cease-use costs primarily relate to non-cancellable lease rental obligations and a non-cash net restructuring benefit of $454,000 associated with the write-off of certain leasehold improvement and deferred rent. As the office space was vacant, the cease-use costs were primarily recorded during the three months ended March 31, 2018 and included estimates related to the timeframe it would take to sublease the space and the related sublease income.  During the three months ended June 30, 2018 we executed a sub-lease agreement and updated our estimate of cease-use costs, which was the primary driver of the $(0.2) million restructuring benefit recognized for the period. Other associated costs represent various professional fees incurred associated with the restructuring.  The restructuring plan is substantially complete as of June 30, 2018.  The portion of the restructuring liability related to cease-use costs will decrease over the remaining lease period which goes through January 2023.

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

The chief executive officer reviews information about revenue categories, including endpoint ICs, connectivity, software and other revenue. The following table presents our revenue by major categories for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Endpoint ICs	$20,022	$26,429	$39,431	$50,196
Systems	8,520	7,682	14,179	15,642
Total revenue	$28,542	$34,111	$53,610	$65,838

Systems revenue includes sales of reader ICs and modules, readers, gateways and software. For the three months ended June 30, 2018 and June 30, 2017, revenue from readers and gateways as a percentage of total revenue was 17%.  For the six months ended June 30, 2018 and June 30, 2017, revenue from readers and gateways as a percentage of total revenue was 16% and 18%, respectively.  None of our other product families within the above categories were above 10% of total revenue for the periods presented requiring disclosure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas	$6,516	$7,288	$10,889	$15,760
Asia Pacific	18,989	22,950	36,193	42,314
Europe, Middle East and Africa	3,037	3,873	6,528	7,764
Total revenue	$28,542	$34,111	$53,610	$65,838

Total revenue in the United States was $6.3 million and $7.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Total revenue in the United States was $10.4 million and $15.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Balance, beginning of period	$1,215	$1,411
Deferral of revenue	218	816
Recognition of deferred revenue	(705)	(620)
Balance, end of period	$728	$1,607

Note 13. Subsequent Event

On August 17, 2018, we amended our Senior Credit Facility, to provide for a $4.0 million equipment advance which will be used solely to purchase equipment.  The equipment advance will amortize over 48 months, beginning September 1, 2018 and mature on August 1, 2022.  We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.  There were no changes to financial covenants under the Senior Credit Facility.

On August 7, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and chief operations officer.  Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserts claims that our quarterly statement filed on Form 10-Q for the first quarter of 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition.  The complaint seeks monetary damages, costs and expenses.

On August 27, 2018, a second class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operations officer and former chief financial officer.  Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period.  The complaint seeks monetary damages, costs and expenses.

We cannot predict the outcome of these proceedings or provide an estimate of damages, if any.  We believe that these claims are without merit and intend to defend against them vigorously.  Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition.

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

Our reader ICs and modules, branded Indy, comprise a suite of ICs and modules that combine our reader ICs with peripheral circuitry in an easy-to-use format. We sell our reader ICs and modules to original equipment manufacturing, or OEM, and original design manufacturing, or ODM, partners that use them in a variety of products such as mobile or handheld readers, fixed readers, gateway, and RAIN-enabled appliances. We offer easy-to-use APIs, development environments, sample code, drivers and libraries. We sell our reader ICs and modules for tens of dollars.

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

Filing Delay; Audit Committee Investigation Findings

The filing of this report was delayed to allow the audit committee of our board of directors to conduct an investigation related to a complaint filed by a former employee. The audit committee retained independent counsel to oversee a thorough and careful investigation of the claims and the independent investigation did not uncover any credible evidence supporting them.  Accordingly, the audit committee determined that no additional actions were necessary or warranted with respect to the claims or the investigation, including that no adjustments to past financial statements were appropriate or required, and that, as of the date of this report, no further investigatory steps need to be taken.  With the filing of this report, the Company is in compliance with its SEC filing obligations.

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

Cost of Revenue and Gross Margin

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs and modules, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as occupancy, logistics, quality control, planning and procurement. We outsource all our product manufacturing to third-party manufacturers that build our products to our design specifications. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on accelerating development of new products and solutions. Cost of revenue also includes charges for inventory write-downs, warranty costs and accrued losses on purchase commitments to third-party contract manufacturers. Our gross margin varies from period to period based on total revenue, average selling price, product mix, and cost of revenue. Historical gross margin has remained relatively consistent at between 47% and 55% for the interim and annual periods during the last three fiscal years.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs), stock-based compensation expense for our product development personnel, contract developers, prototype materials, occupancy and other expenses related to the development of new and innovative products and solutions. We expect research and development expense to moderately increase in absolute dollars in future periods for platform product development.

Selling and Marketing

Selling and marketing expense consists primarily of personnel expenses (salaries, variable compensation, benefits, and other employee related costs), stock-based compensation expense for our sales personnel, occupancy, as well as travel, advertising and promotional expenses and other related expenses to expand our market penetration, develop strategic partnerships and drive adoption of our platform. We expect sales and marketing expense to remain relatively consistent on an absolute dollar basis due to the implementation of the restructuring plan during the first quarter of 2018. We expect incentive sales compensation to fluctuate as a function of sales.

General and Administrative

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs), stock-based compensation expense, for our executive, finance, accounting, legal, human resources, facilities, recruiting, corporate information technology costs and other administrative support and other professional services, travel and related expenses, insurance, occupancy and other overhead costs. We expect general and administrative expense to remain relatively consistent on an absolute dollar basis due to the implementation of the restructuring plan during the first quarter of 2018.

Restructuring Costs

Restructuring costs consist of workforce reduction expenses and lease termination costs related to a restructuring plan to match strategic and financial objectives and optimize resources for long-term growth.

Other Income (Expense), net

Other income consists primarily of interest income earned on our cash, cash equivalents and investments and foreign currency remeasurement gains and losses.

Interest Expense

Interest expense consists primarily of interest on our senior credit facility and amortization of deferred financing fees.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$28,542	$34,111	$53,610	$65,838
Cost of revenue (1)	14,882	15,940	28,188	30,899
Gross profit	13,660	18,171	25,422	34,939
Operating expenses:
Research and development (1)	8,363	7,119	16,366	14,462
Sales and marketing (1)	8,023	7,044	16,882	14,380
General and administrative (1)	5,061	4,822	10,286	8,909
Restructuring costs	(178)	—	3,749
Total operating expenses	21,269	18,985	47,283	37,751
Loss from operations	(7,609)	(814)	(21,861)	(2,812)
Other income (expense), net	267	189	357	458
Interest expense	(351)	(307)	(580)	(681)
Loss before income taxes	(7,693)	(932)	(22,084)	(3,035)
Income tax expense	(39)	(45)	(90)	(102)
Net loss	$(7,732)	$(977)	$(22,174)	$(3,137)
Net loss per share — basic and diluted (2)	$(0.36)	$(0.05)	$(1.04)	$(0.15)
Weighted-average shares outstanding — basic and diluted	21,333	20,636	21,229	20,491

(1) Includes stock-based compensation as follows:
Cost of revenue	$98	$37	$181	$83
Research and development expense	822	415	1,581	898
Sales and marketing expense	931	572	1,688	1,179
General and administrative expense	762	229	1,228	463
Total stock-based compensation expense	$2,613	$1,253	$4,678	$2,623

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.1	46.7	52.6	46.9
Gross profit	47.9	53.3	47.4	53.1
Operating expenses:
Research and development	29.3	20.9	30.5	22.0
Sales and marketing	28.1	20.7	31.5	21.8
General and administrative	17.7	14.1	19.2	13.5
Restructuring costs	(0.6)	—	7.0	—
Total operating expenses	74.5	55.7	88.2	57.3
Loss from operations	(26.7)	(2.4)	(40.8)	(4.3)
Other income	0.9	0.6	0.7	0.7
Interest expense	(1.2)	(0.9)	(1.1)	(1.0)
Loss before income taxes	(27.0)	(2.7)	(41.2)	(4.6)
Income tax expense	(0.1)	(0.1)	(0.2)	(0.2)
Net loss	(27.1)%	(2.9)%	(41.4)%	(4.8)%

Revenue

(in thousands, except percentages)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue:
Endpoint ICs	$20,022	$26,429	(24.2%)	$39,431	$50,196	(21.4%)
Systems	8,520	7,682	10.9	14,179	15,642	(9.4)
Total revenue	$28,542	$34,111	(16.3%)	$53,610	$65,838	(18.6%)

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Endpoint IC revenue decreased $6.4 million due primarily to a 38% decrease in shipment volumes of Monza 4 and Monza 5, while shipment volumes related to our Monza 6 family were comparable, and a decrease in the average selling prices of our endpoint ICs due to the competitive environment and product mix. Systems revenue, which primarily includes sales of reader ICs and modules, readers and gateways, increased $0.8 million due to a 110% increase in our reader ICs shipment volumes, offset by a 16% decrease in reader and gateway shipment volumes.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Endpoint IC revenue decreased $10.8 million due to a 47% decrease in shipment volumes of Monza 4 and Monza 5, a 4% decrease in shipment volumes for our Monza 6 product family and a decrease in the average selling prices of our endpoint ICs due to the competitive environment and product mix. Partially offsetting these decreases was revenue of $3.2 million recognized in the first quarter due to the completion of a one-time product exchange that required us to take a sales returns reserve in the fourth quarter of 2017. Systems revenue, which primarily includes sales of reader ICs and modules, readers and gateways, decreased $1.5 million due to a 22% decrease in reader and gateway shipment volumes, partially offset by a 27% increase in reader ICs shipment volumes.

Gross Profit

(in thousands, except percentages)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Gross profit	$13,660	$18,171	$(4,511)	$25,422	$34,939	$(9,517)
Gross margin	47.9%	53.3%		47.4%	53.1%

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The decrease in gross profit was primarily attributable to decreased shipment volumes of our Monza 4, Monza 5, and readers and gateways, partially offset by the increased shipment volumes of reader ICs, mentioned above. Gross margin percentage decreased primarily due to decreases in average selling prices for our endpoint ICs due to the competitive environment and product mix within endpoint ICs. The decrease in gross margin was partially offset by an increase in the percentage of total revenue attributable to systems, which generally have higher margins.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The decrease in gross profit was primarily attributable to decreased shipment volumes of our Monza 4, Monza 5, Monza 6, readers and gateways, partially offset by increased shipment volumes of reader ICs, mentioned above. Gross margin percentage decreased primarily due to decreases in average selling prices for our endpoint ICs due to the competitive environment and product mix within endpoint ICs. The decrease in gross margin was partially offset by an increase in the percentage of total revenue attributable to systems, which generally have higher margins.

Operating Expenses

Research and Development

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Research and development	$8,363	$7,119	$1,244	$16,366	$14,462	$1,904

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The increase in research and development expense was due primarily to an increase of $0.5 million in personnel expenses and $0.4 million in stock-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The increase in research and development expense was due primarily to an increase of $1.2 million in personnel expenses and $0.7 million in stock-based compensation, as we continue to grow our engineering headcount to support current and future product initiatives.

Sales and Marketing

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Sales and marketing	$8,023	$7,044	$979	$16,882	$14,380	$2,502

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The increase in sales and marketing expense was due to increases of $0.6 million in personnel expenses due primarily to increased commissions and $0.4 million in stock-based compensation.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The increase in sales and marketing expense was due to increases of $1.6 million in personnel expenses due primarily to growth in the size of our sales team, and $0.5 million in stock-based compensation.

General and Administrative

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

General and administrative	$5,061	$4,822	$239	$10,286	$8,909	$1,377

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The increase in general and administrative expense was due to an increase of $0.3 million in personnel expenses driven primarily by higher headcount and $0.5 million in stock-based compensation, offset by $0.5 million decrease in professional services and recruiting.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The increase in general and administrative expense was due to increases of $1.0 million in personnel expenses driven primarily by higher headcount and $0.8 million in stock-based compensation, offset by a $0.4 million decrease in recruiting.

Restructuring Costs

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Restructuring costs	$(178)	$—	$(178)	$3,749	$—	$3,749

Restructuring costs were $(0.2) million and $3.7 million for the three and six months ended June 30, 2018, respectively, resulting from the implementation of a restructuring plan that began in February 2018 to match our strategic and financial objectives and to optimize resources for long-term growth. Our restructuring plan is substantially complete and comprised cash restructuring charges of $4.2 million, of which $1.2 million relates to employee severance costs, $2.9 million is associated with reduced leased office space and closed remote offices, $0.1 million associated with other costs incurred and a non-cash net restructuring benefit of $0.5 million associated with a write-off of leasehold improvements and deferred rent.

Other Income (Expense), net

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Other income (expense), net	$267	$189	$78	$357	$458	$(101)

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Other income (expense), net were comparable to the prior period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Other income (expense), net were comparable to the prior period.

Interest Expense

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Interest expense	$(351)	$(307)	$(44)	$(580)	$(681)	$101

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Interest expense was comparable to the prior period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Interest expense was comparable to the prior period.

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

The following table presents a reconciliation of net loss to adjusted EBITDA:

(in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(7,732)	$(977)	$(22,174)	$(3,137)
Depreciation	1,138	973	2,258	1,847
Stock-based compensation	2,613	1,253	4,678	2,623
Other (income) expense, net	(267)	(189)	(357)	(458)
Interest expense	351	307	580	681
Income tax expense	39	45	90	102
Restructuring costs	(178)	—	3,749	-
Adjusted EBITDA	$(4,036)	$1,412	$(11,176)	$1,658

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss) and weighted-average shares — basic and diluted — to non-GAAP weighted-average shares — diluted:

(in thousands, except per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net Loss	$(7,732)	$(977)	$(22,174)	$(3,137)
Adjustments:
Depreciation	1,138	973	2,258	1,847
Stock-based compensation	2,613	1,253	4,678	2,623
Restructuring costs	(178)	-	3,749	-
Amortization of debt issuance costs	18	25	39	48
Non-cash income tax expense	12	23	28	45
Non-GAAP Net income (loss)	$(4,129)	$1,297	$(11,422)	$1,426
Non-GAAP Net income (loss) per share:
Basic	$(0.19)	$0.06	$(0.54)	$0.07
Diluted	$(0.19)	$0.06	$(0.54)	$0.07
GAAP and non-GAAP Weighted-average shares — basic	21,333	20,636	21,229	20,490
Adjustments:
Effects of dilutive securities
Unvested shares of common stock subject to repurchase	-	84	-	92
Stock options	-	1,194	-	1,219
Non-GAAP Weighted-average shares — diluted	21,333	21,914	21,229	21,801

Seasonality

We typically renegotiate pricing with many of our endpoint IC customers with an effective date in the first quarter of the calendar year, especially for our endpoint IC products, impacting both revenue and gross margins when compared with prior periods. In addition, endpoint IC volumes tend to be lower in the fourth quarter than the third quarter.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal year.

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

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and investments of $52.8 million, consisting of cash deposits held at major financial institutions, money market funds and short-term investments in a variety of securities, including U.S. government agencies, corporate notes and bonds, commercial paper and Treasury bills. We had working capital of $108.4 million as of June 30, 2018. Historically, we funded our operations principally by issuing equity securities or incurring debt. In 2018, our principal uses of cash are funding operations to capture our market opportunity, investments in inventory to ensure our ability to meet customer demand, debt service payments, and capital expenditures.

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

At June 30, 2018, $20.0 million of term loan borrowings were outstanding under our senior credit facility, excluding unamortized debt issuance costs of $141,000, and the interest rate was 5.50%.

In August 2018, we amended our senior credit facility, to provide for a $4.0 million equipment advance which will be used solely to purchase equipment.  The equipment advance will amortize over 48 months, beginning September 1, 2018 and mature on August 1, 2022.  We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.  There were no changes to financial covenants under the senior credit facility.

For information on our debt facilities, please refer to Note 8 of our consolidated financial statements included elsewhere in this report.

Use of Funds

Our principal uses of cash are operating expenses, inventory purchases, debt repayment and other working capital requirements.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(16,312)	$(22,780)
Net cash provided by investing activities	575	2,938
Net cash provided by financing activities	11,952	1,038

Operating Cash Flows

For the six months ended June 30, 2018, net cash used in operating activities was $16.3 million. This cash usage was primarily driven by a net loss of $22.2 million, a $6.2 million increase in inventory, and a $0.5 million decrease in deferred revenue.  Partially offsetting these uses of cash in operations were benefits of a $6.4 million impact of non-cash items, a $2.2 million decrease in accounts receivable, a $2.3 million increase in accrued restructuring costs, a $0.9 million decrease in prepaid expenses and other assets, and $0.6 million increase in accounts payable.

For the six months ended June 30, 2017, net cash used in operating activities was $22.8 million. This cash usage was primarily driven by a net loss of $3.1 million, a $8.0 million increase in accounts receivable due to increased revenue and timing of product shipments period over period, a $15.7 million increase in inventory and a $2.3 million net decrease in accounts payable, accrued liabilities and accrued compensation and benefits. Partially offsetting these uses of cash in operations were benefits of a $4.6 million net impact of non-cash items, a $0.9 million net increase in deferred rent, a $0.7 million increase in prepaid expenses and other assets and a $0.2 increase in deferred revenue.

Investing Cash Flows

For the six months ended June 30, 2018, net cash provided by investing activities was $0.6 million. This cash benefit was driven by investment maturities of $20.8 million. These maturities were partially offset by purchases of investments and equipment of $19.2 million and $1.1, respectively.

For the six months ended June 30, 2017, net cash provided by investing activities was $2.9 million. This cash benefit was driven by maturities of investments of $24.4 million.  These maturities were partially offset by purchases of investments and equipment of $17.3 million and $4.1 million, respectively.

Financing Cash Flows

For the six months ended June 30, 2018, net cash provided by financing activities was $12.0 million. This cash benefit consisted of proceeds of $12.4 million and $2.2 million, respectively, from the term loan and exercise of stock options and employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.1 million of principal under our senior credit facility and payments of $0.5 million for capital lease financing obligations.

For the six months ended June 30, 2017, net cash provided by financing activities was $1.0 million. This cash benefit consisted of proceeds of $2.9 million from the exercise of stock options and employee stock purchase plan.  These proceeds were partially offset by payments of offering costs of $0.7 million, payments of $0.6 million for capital lease financing obligations and repayments of indebtedness of $0.7 million of principal under our senior credit facility.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of June 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility	$20,000	$1,667	$13,333	$5,000	$—
Capital lease obligations	1,306	781	525	—	—
Operating lease obligations: (1)
Operating lease obligations	34,089	4,536	9,360	8,683	11,510
Sublease income	(5,524)	(480)	(2,746)	(2,298)
Net operating lease commitments	28,565	4,056	6,614	6,385	11,510
Purchase commitments (2)	15,370	14,462	908	—	—
Total	$65,241	$20,966	$21,380	$11,385	$11,510

(1)

We have non-cancellable operating leases for our office locations.  As discussed in “Note 10. Restructuring”, we have subleased certain office space, which was effective July 1, 2018 and expires on January 30, 2023, consistent with the underlying operating lease.

(2)	We manufacture products with third-party manufacturers. Amounts include commitments to purchase $9.7 million of inventory and other non-cancellable purchase commitments.

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

We had cash, cash equivalents and short-term investments of $52.8 million and $58.1 million as of June 30, 2018 and December 31, 2017, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of June 30, 2018, our borrowings under our senior credit facility had an interest rate of 5.5%. A hypothetical 100 basis point increase in interest rates would result in a $0.4 million increase in our interest expense until the scheduled maturity date in 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our president and chief operating officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and our president and chief operating officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2018 at a reasonable assurance level.

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

During the three months ended June 30, 2018, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. Accordingly, we concluded the previously reported material weakness remained unremediated as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Besides the above changes related to remediation efforts, there were no changes in our internal control over financial reporting identified during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2018, two class action complaints for violation of federal securities laws were filed against us and certain of our officers. For further information, please refer to Note 13 of our consolidated financial statements included elsewhere in this report.

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

The retail apparel industry leads RAIN adoption, and end users in the retail industry were the largest consumers of our endpoint ICs in 2016 and 2017. We believe the retail industry is a leading indicator of RAIN market adoption and if large apparel retailers in particular continue adopting our platform then adoption within the retail industry and in other industries will accelerate. As such, the retail industry is one of our key strategic areas of focus.

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

We expect end users to deploy our platform in sectors beyond retail, including, for example, healthcare and supply chain. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these other sectors, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $7.7 million and $22.2 million for the three and six months ended June 30, 2018 and an accumulated deficit of $226.7 million as of June 30, 2018. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra Technologies Corporation and Alien Technology Corporation, or Alien; in reader ICs and modules, STMicroelectronics N.V. and Phychips Inc.; and in endpoint ICs, NXP Semiconductors N.V., or NXP. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows.

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

We do not own or operate manufacturing facilities. Currently, all our endpoint IC wafers are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader IC wafers are manufactured by Tower Semiconductors Ltd., or TowerJazz, and our modules are manufactured by Stars and Microelectronics Technology Inc., or MTI; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Computrol Corporation. We also use subcontractors for post-processing, assembly and testing.

We do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements.

Currently, we do not have long-term supply contracts with TSMC, TowerJazz, MTI, Plexus or Computrol Corporation, and neither they nor our subcontractors are required to supply us with products for any specific period or in any specific quantity. Suppliers can allocate production capacity to other companies’ and reduce deliveries to us on short notice. Our suppliers may allocate capacity to other companies, which could impair our ability to secure sufficient product supply for sale.

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

We sell our endpoint ICs directly to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2017, sales to Avery Dennison, Smartrac, Arizon and Blue Star accounted for 18%, 14%, 13% and 10% of our total revenue, respectively. This sales concentration to a relatively small number of tag OEMs lowers our bargaining power, and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

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

We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because many RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. We have filed and received a small number of foreign patent applications, but the number of issued and allowed foreign patents is still small. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name.

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

The current U.S. presidential administration has pursued trade policy that is starkly different than past administrations. Its actions have included, withdrawing the United States from negotiations for the TPP; renegotiating NAFTA; announcing and imposing tariffs on a wide variety of trade partners including, as of the date of this report, tariffs on up to $200 billion of goods imported into the United States from China; proposing restrictions on free trade generally and immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and immigration to the United States, and any negative sentiments towards the United States as a result of such changes, including our trading partners potentially imposing tariffs on imports of our products, could materially affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business, in many ways only some of which we can identify as of the date of this report.

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

In August 2018, the United States imposed tariffs on products manufactured in China.  This tariff affects certain pre-Monza R6 endpoint IC wafer SKUs that our inlay partners import into, and process in, the United States.  If we are unable to work with our supply chain and sourcing options to implement a long-term strategy for mitigating the impact of tariffs on imports, our business could be adversely impacted.

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

Various foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. The Court of Justice of the European Union in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. EU and U.S. political authorities adopted the -EU-U.S. Privacy Shield on July 12, 2016, which provides a new mechanism for companies to transfer EU personal data to the United States. It is unclear as of the date of this report whether we will make use of the EU-U.S. Privacy Shield, and it has been subject to challenges in EU courts. In view of these developments, there is significant regulatory uncertainty surrounding the future of data transfers from the European Economic Area to the United States. In addition, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance. Additionally, the United Kingdom enacted the Data Protection Act 2018 in May 2018 to implement GDPR at the national level, but as of the date of this report, it remains uncertain how data protection laws or regulations will develop in the United Kingdom following that country’s withdrawal from the European Union.

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

We have experienced significant revenue growth in a short period of time. We may not experience similar growth rates in future periods. For example, revenue declined in the second half of 2017 and first half of 2018. You should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth then our financial results could suffer and our stock price would decline.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of June 30, 2018, this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on August 7, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and chief operations officer.  Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserts claims that our quarterly statement filed on Form 10-Q for the first quarter of 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition.  The complaint seeks monetary damages, costs and expenses.  On August 27, 2018, a second class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operations officer and former chief financial officer.  Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period.  The complaint seeks monetary damages, costs and expenses.

We cannot predict the outcome of these proceedings or provide an estimate of damages, if any.  We believe that these claims are without merit and intend to defend against them vigorously.  Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March 2018, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility and (2) a $20.0 million term loan. At June 30, 2018, we had $20.0 million term loan borrowings outstanding and no revolver borrowings outstanding.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $9.95 to $60.85 through September 6, 2018. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. Any litigation instituted against us could result in substantial costs and a diversion of our management’s attention and resources. For further information regarding this risk, please refer to Note 13 of our consolidated financial statements included elsewhere in this report.

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

As of September 6, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 67.4% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

10.1	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Impinj, Inc.

Date: September 12, 2018	By:	/s/ Eric Brodersen
Eric Brodersen President and Chief Operating Officer (principal financial officer and duly authorized signatory)