Form 10-Q
period 2018-09-30
IMPINJ INC
filed 2018-10-29
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of, October 24, 2018 21,474,467 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$17,593	$19,285
Short-term investments	37,069	38,831
Accounts receivable, net	19,588	22,244
Inventory	49,195	47,083
Prepaid expenses and other current assets	2,020	2,359
Total current assets	125,465	129,802
Property and equipment, net	20,552	18,110
Other non-current assets	202	241
Goodwill and other intangible assets, net	3,881	3,881
Total assets	$150,100	$152,034
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$3,441	$4,666
Accrued compensation and employee related benefits	4,903	5,729
Accrued liabilities	7,514	3,162
Accrued restructuring costs	1,038	—
Current portion of long-term debt	4,261	4,088
Current portion of capital lease obligations	593	936
Current portion of deferred rent	385	628
Current portion of deferred revenue	719	714
Total current liabilities	22,854	19,923
Long-term debt, net of current portion	19,533	5,500
Capital lease obligations, net of current portion	371	745
Long-term liabilities — other	738	532
Long-term restructuring liabilities	538	—
Deferred rent, net of current portion	5,395	5,891
Deferred revenue, net of current portion	208	501
Total liabilities	49,637	33,092
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 21,482 and 20,973 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	334,228	323,482
Accumulated other comprehensive loss	(17)	(36)
Accumulated deficit	(233,769)	(204,525)
Total stockholders' equity	100,463	118,942
Total liabilities and stockholders' equity	$150,100	$152,034

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$34,405	$32,599	$88,015	$98,437
Cost of revenue	17,857	15,606	46,045	46,505
Gross profit	16,548	16,993	41,970	51,932
Operating expenses:
Research and development	8,804	8,846	25,170	23,308
Sales and marketing	7,864	8,107	24,746	22,487
General and administrative	6,695	4,723	16,981	13,632
Restructuring costs	—	—	3,749	—
Total operating expenses	23,363	21,676	70,646	59,427
Loss from operations	(6,815)	(4,683)	(28,676)	(7,495)
Other income (expense), net	204	105	561	563
Interest expense	(390)	(223)	(970)	(904)
Loss before income taxes	(7,001)	(4,801)	(29,085)	(7,836)
Income tax expense	(69)	(50)	(159)	(152)
Net loss	$(7,070)	$(4,851)	$(29,244)	$(7,988)
Net loss per share — basic and diluted	$(0.33)	$(0.23)	$(1.37)	$(0.39)
Weighted-average shares outstanding — basic and diluted	21,403	20,826	21,287	20,604

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(7,070)	$(4,851)	$(29,244)	$(7,988)
Other comprehensive loss, net of tax:
Unrealized gain / (loss) on investments	19	33	19	(7)
Total other comprehensive income / (loss)	19	33	19	(7)
Comprehensive loss	$(7,051)	$(4,818)	$(29,225)	$(7,995)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net loss	$(29,244)	$(7,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,394	2,868
Stock-based compensation	8,013	4,763
Non-cash restructuring benefit	(454)	—
Accretion of discount or amortization of premium on short-term investments	(247)	120
Amortization of debt issuance costs	57	72
Changes in operating assets and liabilities:
Accounts receivable	2,656	(8,138)
Inventory	(2,112)	(18,083)
Prepaid expenses and other assets	391	278
Deferred revenue	(288)	(170)
Deferred rent	(176)	977
Accounts payable	(774)	(4,125)
Accrued compensation and benefits	(720)	(3,745)
Accrued liabilities	1,223	117
Accrued restructuring costs	1,576	—
Net cash used in operating activities	(16,705)	(33,054)
Investing activities:
Purchases of investments	(33,397)	(28,887)
Proceeds from maturities of investments	35,402	50,726
Purchases of property and equipment	(3,051)	(6,156)
Net cash provided by (used in) investing activities	(1,046)	15,683
Financing activities:
Payments on capital lease financing obligations	(717)	(847)
Payments on term loans	(2,230)	(1,730)
Proceeds from term loans, net of debt issuance costs	16,379	—
Proceeds from exercise of stock options and employee stock purchase plan	2,627	4,520
Payments of deferred offering costs	—	(650)
Net cash provided by financing activities	16,059	1,293
Net decrease in cash and cash equivalents	(1,692)	(16,078)
Cash and cash equivalents
Beginning of period	19,285	33,636
End of period	$17,593	$17,558

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment not yet paid	3,464	502

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of Business

Impinj, Inc. ("we", "us" or "our"), a Delaware corporation, is headquartered in Seattle, Washington. We enable wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Our platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. We derive revenue from selling endpoint integrated circuits, or ICs, reader ICs and modules, readers, gateways and software. We connect billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, reserve for sales returns and incentives, inventory excess and obsolescence, recoverability of long-lived assets and deferred tax assets and stock-based compensation, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

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

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when ownership is transferred. Additionally, we sell standalone operating system and other software that configures, manages and controls readers and gateways and performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses for a specified term, which differ mainly in the duration over which the customer benefits from the software. We recognize revenue at the point in time when the software is made available to the customer.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new revenue standard on January 1, 2018 utilizing the full retrospective transition method. Revenue recognition related to our hardware products, standalone software, extended warranty, enhanced maintenance services and non-recurring engineering development agreements, and recognition of cost of sales commissions is substantially unchanged. The primary impact of adopting the new standard relates to software license revenue that is recognized at the time of delivery, rather than ratably over the subscription period. Unrecognized software license revenue at December 31, 2017 and 2016 was not material. As adoption of the standard had no material impact on our consolidated financial position, results of operations or cash flows, we did not restate each prior reporting period presented in the period of initial application.

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

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 using either an effective date or comparative period modified retrospective approach. We expect to adopt this guidance on January 1, 2019 using the effective date modified retrospective approach. While we continue to assess all potential impacts of this new standard, we anticipate this standard will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize right-of-use assets and lease liabilities on our consolidated balance sheets. However, we do not expect the adoption to have a significant impact on our results of operations or cash flows.

In June 2018, the FASB issued guidance on improvements to nonemployee share-based payment accounting that requires companies to account for share-based payments granted to nonemployees similarly to share-based payments granted to employees. This guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. We are currently assessing the impact of adopting this guidance.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the date presented (in thousands):

	September 30, 2018
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$14,036	$—
Short-term investments:
U.S. government agency securities	—	9,979
Corporate notes and bonds	—	3,737
Commercial paper	—	7,942
Treasury bills	—	15,411
Total	$14,036	$37,069

	December 31, 2017
	LEVEL 1	LEVEL 2
Cash equivalents:
Money market funds	$10,393	$—
Commercial paper	—	1,000
Short-term investments:
U.S. government agency securities	—	13,970
Corporate notes and bonds	—	7,503
Commercial paper	—	8,972
Treasury bills	—	8,386
Total	$10,393	$39,831

We did not have any Level 3 assets as of September 30, 2018 or December 31, 2017. There were no liabilities measured at fair value as of September 30, 2018 or December 31, 2017.

Note 4. Cash, Cash Equivalents and Investments

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale securities as of the dates presented (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$3,557	$—	$—	$3,557
Cash equivalents:
Money market funds	14,036	—	—	14,036
Short-term investments:
U.S. government agency securities	9,987	—	(8)	9,979
Corporate notes and bonds	3,740	—	(3)	3,737
Commercial paper	7,942	—	—	7,942
Treasury bills	15,417	—	(6)	15,411
Total	$54,679	$—	$(17)	$54,662

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,892	$—	$—	$7,892
Cash equivalents:
Money market funds	10,393	—	—	10,393
Commercial paper	1,000	—	—	1,000
Short-term investments:
U.S. government agency securities	13,979	—	(9)	13,970
Corporate notes and bonds	7,514	—	(11)	7,503
Commercial paper	8,972	—	—	8,972
Treasury bills	8,402	—	(16)	8,386
Total	$58,152	$—	$(36)	$58,116

The contractual maturities are due in one year or less on our available-for-sale securities as of September 30, 2018.

Note 5. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$2,519	$1,351
Work-in-process	14,432	15,647
Finished goods	32,244	30,085
Total	$49,195	$47,083

Note 6. Stock-Based Awards

Option Awards

On April 18, 2018, we commenced a voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices.  Stock options eligible for exchange were those with an exercise price per share equal to or greater than $21.72, whether vested or unvested.  All employees (including executive officers, but excluding the chief executive officer) who held options and remain employed through the date of grant for new options were eligible to participate in the offer. Members of the board of directors were not eligible to participate.  The option exchange program expired on May 16, 2018.  Options for an aggregate of approximately 1.0 million shares were tendered by employees, representing 73% of the total shares underlying stock options eligible for exchange.  On May 16, 2018, we granted options for an aggregate of 0.7 million shares in exchange for the eligible options surrendered.  The new options are granted under, and subject to, the terms and conditions of the 2016 Equity Incentive Plan. The exercise price of the new stock options is $17.33, which was the closing price of our common stock on May 16, 2018.  No incremental stock option expense was recognized for the exchange, because the fair value of the surrendered options, as determined based on the Black-Scholes option pricing model, was equal to or greater than the fair value of the new stock options issued in the exchange.

The following table summarizes option award activity, including the option exchange program, for the nine months ended September 30, 2018 (in thousands):

Number of Shares
Outstanding at December 31, 2017	2,850
Granted or exchanged	2,312
Exercised	(316)
Forfeited, cancelled, or exchanged	(1,474)
Outstanding at September 30, 2018	3,372

Unvested Shares

The following table summarizes activity of unvested shares of our common stock for the nine months ended September 30, 2018 (in thousands):

Number Of Shares
Outstanding at December 31, 2017	48
Vested	(30)
Repurchased	(1)
Outstanding at September 30, 2018	17

Restricted Stock Units

The following table summarizes activity for restricted stock units for the nine months ended September 30, 2018 (in thousands):

Number Of Shares
Outstanding at December 31, 2017	12
Granted	80
Vested	(60)
Outstanding at September 30, 2018	32

Share-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$144	$62	$325	$145
Research and development expense	1,039	652	2,620	1,550
Sales and marketing expense	1,188	921	2,876	2,100
General and administrative expense	964	505	2,192	968
Total	$3,335	$2,140	$8,013	$4,763

Note 7. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the sublease of certain office space as disclosed in our Form 10-Q for the period ended June 30, 2018 and “Obligations with Third-Parties” as discussed below.

Obligations with Third-Parties

We have certain non-cancelable obligations under other agreements, including obligations with third-party manufacturers who manufacturer our products.  We are committed to purchase $13.0 million, which includes $8.5 million of inventory, as of September 30, 2018.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business.  We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  The following is a brief description of the more significant legal proceedings.  Although the Company believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties.

On August 7, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and chief operations officer.  Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserted claims that our quarterly statement filed on Form 10-Q for the first quarter of 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition.  The plaintiffs voluntarily dismissed this complaint on October 3, 2018.

On August 27, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operations officer and former chief financial officer.  Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period.  The complaint seeks monetary damages, costs and expenses.

On October 2, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operations officer and former chief financial officer.  Captioned Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from November 3, 2016 through and including February 15, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period.  The complaint seeks monetary damages, costs and expenses.

On October 10, 2018, motions to consolidate the Montemarano and Baton Rouge action and to appoint lead plaintiff were filed.  The court has not yet ruled on these motions.

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, chief operations officer, former chief financial officer and certain of our directors.  The Company is a nominal defendant.  Captioned Weiss v. Diorio, et al. and Fotouhi v. Diorio, et al., the derivative complaints, purportedly brought on behalf of the Company, allege that the defendants breached their fiduciary duties to the Company and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding the Company’s business and operations. The derivative actions include claims for, among other things, unspecified damages in favor of the Company, corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees.

Note 8. Debt Facilities

On March 5, 2018, we amended our senior credit facility, to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility, to March 5, 2020, and provide for a new $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020.

On August 17, 2018, we amended our senior credit facility, to provide for a $4.0 million equipment advance which will be used solely to purchase equipment.  The equipment advance will amortize over 48 months, beginning September 1, 2018 and mature on August 1, 2022.  We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.  At September 30, 2018, we had no revolver borrowings outstanding, $20.0 million of term loan borrowings outstanding and $3.9 million of equipment advance outstanding.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin ranging from 2.75% to 4.00%, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin ranging from 0.0% to 1.25%.  The margin percentage is determined based upon whether the outstanding borrowing is a term loan, revolving loan, or an equipment advance and our adjusted EBITDA for the preceding 12 month period.  Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

At September 30, 2018, $23.9 million of term loan and equipment advance borrowings were outstanding, excluding unamortized debt issuance costs of $122,000.  Term loan and equipment advance interest rates were 6.0% and 6.5%, respectively. The following table presents the scheduled principal maturities as of September 30, 2018 (in thousands):

2018	$250
2019	6,000
2020	7,667
2021	7,666
2022	2,333
Total	$23,916

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of September 30, 2018. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property.

Note 9. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(7,070)	$(4,851)	$(29,244)	$(7,988)
Denominator:
Weighted-average shares outstanding	21,422	20,900	21,315	20,695
Weighted-average unvested shares subject to repurchase	(19)	(74)	(28)	(91)
Weighted-average shares outstanding — basic and diluted	21,403	20,826	21,287	20,604
Net loss per share — basic and diluted	$(0.33)	$(0.23)	$(1.37)	$(0.39)

The following table presents the outstanding option awards and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	3,404	2,942	3,131	2,454
Unvested shares of common stock subject to repurchase	17	66	23	83

Note 10. Restructuring

On February 13, 2018, we began implementing a restructuring to match strategic and financial objectives and optimize resources for long-term growth, including a reduction-in-force program affecting approximately 9% of our employees, subleasing unused office space, and closing some remote offices.  As a result of the restructuring plan, we recorded a restructuring charge of $3.7 million for the nine months ended September 30, 2018.

The following table summarizes the activity associated with the restructuring (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Other Associated Costs	Total
Restructuring costs	$1,133	$2,538	$78	$3,749
Cash payments	(1,039)	(1,510)	(78)	(2,627)
Non-cash benefit, net	—	454	—	454
Accrued restructuring costs of September 30, 2018	$94	$1,482	$-	$1,576

Employee termination benefits primarily include severance and other personnel related expenses. Cease-use costs primarily relate to non-cancellable lease rental obligations and a non-cash net restructuring benefit of $454,000 associated with the write-off of certain leasehold improvement and deferred rent. Other associated costs represent various professional fees incurred as a result of the restructuring.  The restructuring plan was substantially complete as of June 30, 2018.  The portion of the restructuring liability related to cease-use costs will decrease over the remaining lease period which goes through January 2023.

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

The chief executive officer reviews information about revenue categories, including endpoint ICs and systems. Systems revenue includes sales of readers, gateways, reader ICs, modules and software. The following table presents our revenue by major categories for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Endpoint ICs	$23,711	$24,007	$63,142	$74,203
Systems	10,694	8,592	24,873	24,234
Total revenue	$34,405	$32,599	$88,015	$98,437

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	$8,319	$6,252	$19,208	$22,012
Asia Pacific	23,313	22,187	59,506	64,501
Europe, Middle East and Africa	2,773	4,160	9,301	11,924
Total revenue	$34,405	$32,599	$88,015	$98,437

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Balance, beginning of period	$1,215	$1,411
Deferral of revenue	559	959
Recognition of deferred revenue	(847)	(1,129)
Balance, end of period	$927	$1,241

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cost of Revenue and Gross Margin

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs and modules, readers and gateways, including direct materials and manufacturing costs as well as associated overhead costs such as inventory reserves, occupancy, logistics, quality control, planning and procurement. We outsource all our product manufacturing to third-party manufacturers that build our products to our design specifications. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on accelerating development of new products and solutions. Cost of revenue also includes charges for inventory write-downs, warranty costs and accrued losses on purchase commitments to third-party contract manufacturers. Our gross margin varies from period to period based on total revenue, average selling price, product mix, and cost of revenue. Historical gross margin has remained relatively consistent at between 47% and 55% for the interim and annual periods during the last three fiscal years.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs), stock-based compensation expense for our product development personnel, contract developers, prototype materials, occupancy and other expenses related to the development of new and innovative products and solutions. We expect research and development expense to moderately increase in absolute dollars in future periods for product development.

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

General and Administrative

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs), stock-based compensation expense, for our executive, finance, accounting, legal, human resources, facilities, recruiting, corporate information technology costs and other administrative support and other professional services, travel and related expenses, insurance, occupancy and other overhead costs. We expect general and administrative expense to remain relatively consistent on an absolute dollar basis due to the implementation of the restructuring plan during the first quarter of 2018.  However, professional fee costs may fluctuate somewhat based on legal claims made against us or on business priorities.

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

Interest Expense

Interest expense consists primarily of interest on our senior credit facility and amortization of deferred financing fees.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$34,405	$32,599	$88,015	$98,437
Cost of revenue (1)	17,857	15,606	46,045	46,505
Gross profit	16,548	16,993	41,970	51,932
Operating expenses:
Research and development (1)	8,804	8,846	25,170	23,308
Sales and marketing (1)	7,864	8,107	24,746	22,487
General and administrative (1)	6,695	4,723	16,981	13,632
Restructuring costs	-	—	3,749
Total operating expenses	23,363	21,676	70,646	59,427
Loss from operations	(6,815)	(4,683)	(28,676)	(7,495)
Other income (expense), net	204	105	561	563
Interest expense	(390)	(223)	(970)	(904)
Loss before income taxes	(7,001)	(4,801)	(29,085)	(7,836)
Income tax expense	(69)	(50)	(159)	(152)
Net loss	$(7,070)	$(4,851)	$(29,244)	$(7,988)
Net loss per share — basic and diluted (2)	$(0.33)	$(0.23)	$(1.37)	$(0.39)
Weighted-average shares outstanding — basic and diluted	21,403	20,826	21,287	20,604

(1) Includes stock-based compensation as follows:
Cost of revenue	$144	$62	$325	$145
Research and development expense	1,039	652	2,620	1,550
Sales and marketing expense	1,188	921	2,876	2,100
General and administrative expense	964	505	2,192	968
Total stock-based compensation expense	$3,335	$2,140	$8,013	$4,763

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.9	47.9	52.3	47.2
Gross profit	48.1	52.1	47.7	52.8
Operating expenses:
Research and development	25.6	27.1	28.6	23.7
Sales and marketing	22.9	24.9	28.1	22.8
General and administrative	19.5	14.5	19.3	13.8
Restructuring costs	—	—	4.3	—
Total operating expenses	67.9	66.5	80.3	60.4
Loss from operations	(19.8)	(14.4)	(32.6)	(7.6)
Other income	0.6	0.3	0.6	0.6
Interest expense	(1.1)	(0.7)	(1.1)	(0.9)
Loss before income taxes	(20.3)	(14.7)	(33.0)	(8.0)
Income tax expense	(0.2)	(0.2)	(0.2)	(0.2)
Net loss	(20.5)%	(14.9)%	(33.2)%	(8.1)%

Revenue

(in thousands, except percentages)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue:
Endpoint ICs	$23,711	$24,007	(1.2%)	$63,142	$74,203	(14.9%)
Systems	10,694	8,592	24.5	24,873	24,234	2.6
Total revenue	$34,405	$32,599	5.5%	$88,015	$98,437	(10.6%)

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Endpoint IC revenue decreased $0.3 million due primarily to a decrease in average selling prices arising from competitive environment and changes in mix offset by a net increase in shipment volumes, comprised of a 21% increase in shipment volumes of our Monza 6 product family, offset by a 26% decrease in shipment volumes of our older Monza product families. Systems revenue, which includes sales of reader ICs, modules, readers, gateways and software, increased $2.1 million due to improved inventory availability in the current quarter that allowed us to meet demand that was previously supply constrained, offset primarily by a 11% decrease in reader and gateway shipments and a decrease in average selling price due to changes in mix.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Endpoint IC revenue decreased $11.1 million due primarily to a decrease in average selling prices arising from competitive environment and changes in mix, as well as a net decrease in shipment volumes comprised of a 40% decrease in volumes of our older Monza product families, partially offset by a 6% increase in volumes for our Monza 6 product family. Partially offsetting these decreases was revenue of $3.2 million recognized in the first quarter due to the completion of a one-time product exchange that required us to take a sales returns reserve in the fourth quarter of 2017. Systems revenue, which includes sales of reader ICs, modules, readers, gateways, and software was comparable to the prior year with offsetting fluctuations.  Reader ICs and module revenue increased due to increased demand, offset by a decrease in reader and gateway revenue primarily driven by a 7% decrease in reader and gateway shipments and a decrease in average selling price due to changes in mix.

Gross Profit

(in thousands, except percentages)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Gross profit	$16,548	$16,993	$(445)	$41,970	$51,932	$(9,962)
Gross margin	48.1%	52.1%		47.7%	52.8%

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The increase in gross profit was primarily attributable to increased revenue related to systems.  Gross margin percentage decreased primarily due to a reduction in average selling price for our endpoint ICs due to the competitive environment and product mix within endpoint ICs, and higher manufacturing overhead costs.  The increase in manufacturing overhead costs is primarily related to an excess and obsolescence charge that resulted from European Commission approval of spectrum expansion in a frequency range common to North America and most of Asia, which may slow demand for EU system products that don’t leverage the additional spectrum.  The decrease in gross margin was partially offset by an increase in the percentage of total revenue attributable to systems, which generally have higher margins.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The decrease in gross profit was primarily attributable to decreased revenue related to endpoint ICs and higher manufacturing overhead costs, partially offset by systems revenue mix.  Gross margin percentage decreased primarily due to a reduction in average selling price for our endpoint ICs due to the competitive environment and product mix and an increase in manufacturing overhead costs. The increase in manufacturing overhead costs is primarily related to an excess and obsolescence charge that resulted from European Commission approval of spectrum expansion in a frequency range common to North America and most of Asia, which may slow demand for EU system products that don’t leverage the additional spectrum.  The decrease in gross margin was partially offset by an increase in the percentage of total revenue attributable to systems, which generally have higher margins.

Operating Expenses

Research and Development

(in thousands)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Research and development	$8,804	$8,846	$(42)	$25,170	$23,308	$1,862

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Research and development expense was comparable to the prior year with offsetting fluctuations.  Personnel expenses increased $0.4 million primarily related to a year to date bonus reversal that was recorded in the third quarter of 2017 and a 2018 stock-based compensation increase of $0.4 million from annual grants. These increases were offset by a $0.9 million decrease in contract design and fabrication services.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The increase in research and development expense was due primarily to an increase of $1.5 million in personnel expenses due to increased headcount, a bonus expense in the current year compared to non-achievement in the prior year and $1.1 million in stock-based compensation from annual grants.  These increases were offset by a $0.8 million decrease in contract design and fabrication services.

Sales and Marketing

(in thousands)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Sales and marketing	$7,864	$8,107	$(243)	$24,746	$22,487	$2,259

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The decrease in sales and marketing expense was due primarily to a timing-related decrease in tradeshow and travel costs of $0.5 million, offset by a $0.3 million increase in stock-based compensation from annual grants.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The increase in sales and marketing expense was due to increases of $2.0 million in personnel expenses due primarily to increased headcount supporting channel sales, as well as a $0.8 million increase in stock-based compensation from new hire and annual grants, offset by a decrease in tradeshow and travel costs of $0.4 million due primarily to participation in fewer tradeshows in the current year.

General and Administrative

(in thousands)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

General and administrative	$6,695	$4,723	$1,972	$16,981	$13,632	$3,349

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The increase in general and administrative expense was due to an increase of $0.5 million in personnel expenses primarily related to a year to date bonus reversal that was recorded in the third quarter of 2017, $0.5 million in stock-based compensation from annual grants, and $1.4 million in professional services related to investigation costs.  See “—Non-GAAP Financial Measures—Adjusted EBITDA” for more information. Such increases were offset by $0.3 million decrease in recruiting.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The increase in general and administrative expense was due to increases of $1.2 million in personnel expenses driven primarily by increased bonus expense of $0.5 million due to the inclusion of bonus expense in the current year compared to non-achievement in the prior year, $1.2 million in stock-based compensation from annual grants, and $1.4 million in professional services related to investigation costs.  These increases were offset by a $0.7 million decrease in recruiting costs.

Restructuring Costs

(in thousands)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Restructuring costs	$—	$—	$—	$3,749	$—	$3,749

Restructuring costs were $3.7 million for the nine months ended September 30, 2018, resulting from a restructuring plan we began in February 2018 to optimize resources for long-term growth. Our restructuring plan is substantially complete and comprised cash restructuring charges of $4.2 million, of which $1.1 million relates to employee severance costs, $3.0 million is associated with reduced leased office space and closed remote offices, and $0.1 million is associated with other incurred costs, partially offset by a non-cash net restructuring benefit of $0.5 million associated with a write-off of leasehold improvements and deferred rent.

Other Income (Expense), net

(in thousands)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Other income (expense), net	$204	$105	$99	$561	$563	$(2)

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Other income (expense), net were comparable to the prior period.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Other income (expense), net were comparable to the prior period.

Interest Expense

(in thousands)	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Interest expense	$(390)	$(223)	$(167)	$(970)	$(904)	$(66)

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Interest expense increased due to higher average outstanding borrowings in the current period compared to the prior period.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Interest expense increased due to higher average outstanding borrowings in the current period compared to the prior period.

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

Adjusted EBITDA

We define adjusted EBITDA differently for this report than we have defined it in the past, due to independent investigation costs that were recorded in third quarter of 2018.  We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, restructuring costs, investigation costs, other income (expense), net, interest expense and income tax expense. Restructuring costs relate to an effort in the first quarter of 2018 to reduce headcount and sublease office space to match strategic and financial objectives and optimize resources for long term growth. Investigation costs relate to third party investigation costs incurred in relation to complaint filed by a former employee, which resulted in the audit committee of our board of directors concluding that no credible evidence supported the former employee’s claims. We have added back all of the net restructuring and investigation costs because we do not believe they reflect our core operations. We believe that adjusted EBITDA provides meaningful supplemental information regarding our performance and liquidity.

The following table presents a reconciliation of net loss to adjusted EBITDA:

(in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(7,070)	$(4,851)	$(29,244)	$(7,988)
Depreciation	1,136	1,021	3,394	2,868
Stock-based compensation	3,335	2,140	8,013	4,763
Other (income) expense, net	(204)	(105)	(561)	(563)
Interest expense	390	223	970	904
Income tax expense	69	50	159	152
Restructuring costs	-	-	3,749	-
Investigation costs	1,449	-	1,449	-
Adjusted EBITDA	$(895)	$(1,522)	$(12,071)	$136

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) differently for this report than we have defined it in the past, due to independent investigation costs that were recorded in third quarter of 2018.  We define non-GAAP net income (loss) to consist of net income (loss) determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, restructuring costs, investigation costs (for more information about restructuring and investigation costs, please refer to description in adjusted EBITDA above), amortization of debt issuance costs and non-cash income tax expense. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of future income tax liabilities by utilizing our deferred tax assets, which primarily consist of federal net operating loss carryforwards and federal research and experimentation credit carryforwards. We have added back all of the net restructuring and investigation costs because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to non-GAAP net income (loss) and weighted-average shares — basic and diluted — to non-GAAP weighted-average shares — diluted:

(in thousands, except per share amounts)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Loss	$(7,070)	$(4,851)	$(29,244)	$(7,988)
Adjustments:
Depreciation	1,136	1,021	3,394	2,868
Stock-based compensation	3,335	2,140	8,013	4,763
Restructuring costs	-	-	3,749	-
Investigation costs	1,449	-	1,449	-
Amortization of debt issuance costs	18	24	57	72
Non-cash income tax expense	12	21	40	66
Non-GAAP Net income (loss)	$(1,120)	$(1,645)	$(12,542)	$(219)
Non-GAAP Net income (loss) per share:
Basic	$(0.05)	$(0.08)	$(0.59)	$(0.01)
Diluted	$(0.05)	$(0.08)	$(0.59)	$(0.01)
GAAP and non-GAAP Weighted-average shares — basic and diluted	21,403	20,826	21,287	20,604

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

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and investments of $54.7 million, consisting of cash deposits held at major financial institutions, money market funds and short-term investments in a variety of securities, including U.S. government agencies, corporate notes and bonds, commercial paper and Treasury bills. We had working capital of $102.6 million as of September 30, 2018. Historically, we funded our operations principally by issuing equity securities or incurring debt. In 2018, our principal uses of cash are funding operations to capture our market opportunity, investments in inventory, debt service payments, and capital expenditures.

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

In August 2018, we amended our senior credit facility to provide for a $4.0 million equipment advance which will be used solely to purchase equipment.  The equipment advance will amortize over 48 months, beginning September 1, 2018 and mature on August 1, 2022.  We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.  There were no changes to financial covenants under the senior credit facility.

At September 30, 2018, $23.9 million of term loan and equipment advance borrowings were outstanding, excluding unamortized debt issuance costs of $122,000.  Term loan and equipment advance interest rates were 6.0% and 6.5%, respectively.

For information on our debt facilities, please refer to Note 8 of our consolidated financial statements included elsewhere in this report.

Use of Funds

Our principal uses of cash are operating expenses, inventory purchases, debt repayment and other working capital requirements.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(16,705)	$(33,054)
Net cash provided by (used in) investing activities	(1,046)	15,683
Net cash provided by financing activities	16,059	1,293

Operating Cash Flows

For the nine months ended September 30, 2018, net cash used in operating activities was $16.7 million. This cash usage was primarily driven by a net loss of $29.2 million, a $2.1 million increase in inventory, and a $1.5 million decrease in accounts payable and accrued compensation and employee related benefits. Partially offsetting these uses of cash in operations were net benefits of $10.8 million impact of non-cash items, a $2.7 million decrease in accounts receivable, a $1.6 million increase in accrued restructuring costs and a $1.2 million increase in accrued liabilities.

For the nine months ended September 30, 2017, net cash used in operating activities was $33.1 million. This cash usage was primarily driven by a net loss of $8.0 million, an $8.1 million increase in accounts receivable due to increased revenue and the timing of product shipments period-over-period, an $18.1 million increase in inventory and a $7.8 million net decrease in accounts payable, accrued liabilities and accrued compensation and benefits due to the timing of when amounts came due. Partially offsetting these uses of cash in operations were benefits of a $7.8 million impact of non-cash items, an $1.0 million net increase in deferred rent, a $0.3 million decrease in prepaid expenses and other assets and a $0.2 million increase in deferred revenue.

Investing Cash Flows

For the nine months ended September 30, 2018, net cash used in investing activities was $1.0 million. This cash use was driven by purchases of investments and equipment of $33.4 million and $3.1, respectively offset by investment maturities of $35.4 million.

For the nine months ended September 30, 2017, net cash provided by investing activities was $15.7 million. This cash benefit was driven by investment maturities of $50.7 million. These maturities were partially offset by purchases of investments and equipment of $28.9 million and $6.2 million, respectively.

Financing Cash Flows

For the nine months ended September 30, 2018, net cash provided by financing activities was $16.1 million. This cash benefit consisted of proceeds of $16.4 million and $2.6 million, respectively, from the term loan and exercise of stock options and employee stock purchases under our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.2 million of principal under our senior credit facility and payments of $0.7 million for capital lease financing obligations.

For the nine months ended September 30, 2017, net cash provided by financing activities was $1.3 million. This cash benefit consisted of proceeds of $4.5 million from the exercise of stock options and employee stock purchases under our employee stock purchase plan. These proceeds were partially offset by payments of offering costs of $0.7 million, payments of $0.8 million for capital lease financing obligations and repayments of indebtedness of $1.7 million of principal under our senior credit facility.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of September 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility	$23,916	$4,333	$15,333	$4,250	$—
Capital lease obligations	1,047	657	390	—	—
Operating lease obligations: (1)
Operating lease obligations	33,100	4,644	9,443	8,284	10,729
Sublease income	(5,524)	(818)	(2,767)	(1,939)
Net operating lease commitments	27,576	3,826	6,676	6,345	10,729
Purchase commitments (2)	13,046	12,313	733	—	—
Total	$65,585	$21,129	$23,132	$10,595	$10,729
(1)

We have non-cancellable operating leases for our office locations.  As discussed in “Note 10. Restructuring”, we have subleased certain office space, which was effective July 1, 2018 and expires on January 30, 2023, consistent with the underlying operating lease.

(2)	We manufacture products with third-party manufacturers. Amounts include commitments to purchase $8.5 million of inventory and other non-cancellable purchase commitments.

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

We had cash, cash equivalents and short-term investments of $54.7 million and $58.1 million as of September 30, 2018 and December 31, 2017, respectively. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of September 30, 2018, borrowings for our term loan and equipment advance had interest rates of 6.0% and 6.5%, respectively. A hypothetical 100 basis point increase in interest rates would result in a $0.5 million increase in our interest expense until the scheduled maturity date in 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our president and chief operating officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and our president and chief operating officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2018 at a reasonable assurance level.

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

During the three months ended September 30, 2018, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. Accordingly, we concluded the previously reported material weakness remained unremediated as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Besides the above changes related to remediation efforts, there were no changes in our internal control over financial reporting identified during the nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between July 2018 and October 2018, three class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and two shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, certain of our directors. For further information, please refer to Note 7 of our consolidated financial statements included elsewhere in this report.

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated rapidly in 2016, but then at a slower rate in 2017, in part, we believe, due to delays in the implementation of planned programs by certain large retailers. Near-term RAIN adoption depends on large organizations with market influence, particularly in the retail industry, continuing to deploy RAIN solutions. Long-term RAIN market growth will depend on adoption by other industries and government agencies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits, or may decide to defer near term RAIN adoption in favor of a more advanced or comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

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

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $7.1 million and $29.2 million for the three and nine months ended September 30, 2018 and an accumulated deficit of $232.9 million as of September 30, 2018. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

To date, we have had limited success in accurately predicting future sales of our products and platform. Due to our shorter lead-times for endpoint ICs in 2018 relative to prior years, we are increasingly receiving customer orders and shipping the products within a quarter. A shortened sales cycle decreases our ability to accurately predict both optimal inventory supply and order volume for a quarter. Additionally, customer orders for readers and gateways are generally weighted toward the end of a quarter. If we do not have adequate supply of readers and gateways to fulfill the orders within a quarter or if we do not accurately predict the sales cycle for reader and gateways, sales of some sizeable transactions might extend into a subsequent quarter. We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra Technologies Corporation and Alien Technology Corporation, or Alien; in reader ICs, STMicroelectronics N.V. and Phychips Inc.; and in endpoint ICs, NXP Semiconductors N.V., or NXP. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows.

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

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in certain quarters of 2014, 2015 and 2016, we purchased more wafers from TSMC than required, which affected our available cash for that quarter. In addition, we may invest significantly in inventory to support anticipated growth in our business, as we have done with endpoint IC inventory in 2017. If we are unable to sell the additional inventory we purchased, or if we must sell it at lower prices due to excess inventory or obsolescence, our operating results may be adversely affected.

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

We sell our endpoint ICs directly to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2017, sales to tag OEMs, Avery Dennison, Smartrac and Arizon and distributor BlueStar accounted for 18%, 14%, 13% and 10% of our total revenue, respectively. This sales concentration to a relatively small number of tag OEMs and systems distributors lowers our bargaining power and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

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

Our success depends in part upon our ability to obtain, maintain and enforce patents, copyrights, trade secrets, trademarks and other intellectual property rights and to prevent third parties from infringing, misappropriating or circumventing the rights we own or license. Given our industry-leading innovation in RAIN technology, there is a high likelihood that material elements of our endpoint ICs have been or will be copied by competitors. We take appropriate and feasible measures to protect our intellectual property rights.  However, we cannot be sure that we will be able to prevent such conduct by simply enforcing, or threatening to enforce, those rights, particularly against competitors who may have more financial and other resources to deploy against us.

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

We may assert or face claims of intellectual property infringement which could be time consuming, costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption generally.

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

Intellectual property disputes affecting our industry may adversely affect RAIN adoption. For example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for patent infringement in the RAIN products these retailers use. We believe these lawsuits materially and adversely affected demand for our products by retailers and others from 2011 to 2014. In 2013, Round Rock Research entered into licensing settlement agreements with a substantial number of RAIN vendors, including us; in early 2015, they reached a settlement agreement with the last of the end-user defendants. We, our channel partners, suppliers or end users could be involved in similar disputes in the future which would materially and adversely affect our operating results and growth prospects. We may also be forced, or choose, to take action to protect our own intellectual property against infringement by others. This too could materially and adversely affect RAIN adoption as well as our own operating and growth prospects.

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

In August 2018, the United States imposed tariffs on products manufactured in China.  This tariff affects certain pre-Monza R6 endpoint IC wafer SKUs that our inlay partners import into, and process in, the United States.  If we are unable to work with our supply chain and sourcing options to implement a long-term strategy for mitigating the impact of tariffs on imports, or if we are unable to migrate customers to our Monza R6 endpoint ICs in a timely manner, our business could be adversely impacted.

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

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of end-customer or channel-partner demand and product mix, or unexpected external events, could negatively affect our inventory levels, sales and operating results.

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

Our estimates of channel-partner and end-user demand have historically been inaccurate. Some of the inaccuracies have been material, leading to excess inventory with associated costs or product shortages with its concomitant loss of revenue and gross margin. Our channel partners can cancel purchase orders or defer product shipments, in some cases with little or no advance notice to us. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. Moreover, external events such as changes in regulatory standards or the timing of such changes can adversely affect demand and consequently our inventory levels, sales and operating results.

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

We post-process many of our IC wafers, including testing, dicing and other wafer operations, using subcontractors in Bangkok, Thailand. Deterioration in the political, social, business and economic conditions in Thailand could have a material effect on our business. Thailand has experienced ongoing political and social upheaval over the past two decades. For example, in May 2014, the Royal Thai Army staged a military coup, banned demonstrations and enforced monitoring of civilian activities. In August 2014, Thailand’s national assembly appointed the coup leader as prime minister and in August 2016, Thai voters adopted via referendum a new constitution drafted by Thailand’s interim government. In October 2016, Thailand’s king died after a 70 year reign and was succeeded by his son. We do not know what direction the political situation may take or if subsequent issues will affect us. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

Government radio regulations require that our readers and gateways be certified for spectral compliance in jurisdictions where they are sold or operated. Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and each country in the EU. If one of our reader or gateway products is found to be noncompliant despite having such certification then we could be required to modify field-deployed readers or gateways to regain certification and could spend significant resources as well as miss sales opportunities in the process. Our revenue could decline, adversely affecting our operating results, financial condition, business and prospects. Additionally, government regulations may change, requiring us to redesign our products to conform with the new regulations or constraining our ability to implement new and desired features into our products, thereby causing us to incur significant expenses, including expenses associated with obsolete inventory, or forego opportunities to improve our products.  This could potentially delay our time-to-market, adversely affecting our operating results, financial condition, business and prospects.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. In 2015, we, in conjunction with our independent registered public accounting firm, identified an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016. These financial statement errors, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and continue to take steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of September 30, 2018, this material weakness had not been remediated. Our remediation of this material weakness in future periods may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, two securities class action complaints are currently pending against us, our chief executive officer, chief operations officer and former chief financial officer, asserting that we made false or misleading statements in our financial statements, press releases and conference calls during the applicable class periods. The complaints each seek monetary damages, costs and expenses. For more information, see Note 7 of our consolidated financial statements included elsewhere in this report.

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

Further, since we did not timely file on Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we are ineligible to utilize a registration statement on Form S-3 to raise capital and will continue to be ineligible to use such registration statement until at least September 1, 2019. Our inability to take advantage of the benefits afforded by Form S-3 will limit our financing alternatives and may significantly increase our cost of capital, as transactions effected using a registration statement on Form S-3 are simpler and less costly to execute and may be perceived by potential investors as being more attractive than those effected in a different manner. If financing is available, the terms of such financing may place restrictions on us and adversely affect the trading price of our common stock and the interests of our existing stockholders.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March and August 2018, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit subfacility (2) a $20.0 million term loan and (3) a $4.0 million equipment advance. At September 30, 2018, we had $23.9 million of term loan and equipment advance borrowings outstanding and no revolver borrowings outstanding.

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

If our cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, we must comply with a covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the minimum liquidity ratio, each determined in accordance with the terms of the senior credit facility.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our senior credit facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our senior credit facility, or if we fail to comply with the requirements of our indebtedness, we could default under our senior credit facility. Any such default that is not cured or waived could result in the acceleration of the obligations under the senior credit facility, an increase in the applicable interest rate under the senior credit facility, the termination of the revolving commitment, and would permit our lender to exercise remedies with respect to all of the collateral that is securing the senior credit facility, including substantially all of our assets, other than intellectual property. Any such default could have a material adverse effect on our liquidity and financial condition.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, our stock price has ranged from $9.95 to $60.85 through October 24, 2018. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of October 24, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 67.0% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

10.1	Second Amendment to Third Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated August 17, 2018				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Impinj, Inc.

Date: October 29, 2018	By:	/s/ Eric Brodersen
Eric Brodersen President and Chief Operating Officer (principal financial officer and duly authorized signatory)