Form 10-K
period 2018-12-31
IMPINJ INC
filed 2019-02-28
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37824

IMPINJ, INC.

(Exact name of Registrant as specified in its charter)

Delaware	91-2041398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Fairview Avenue North, Suite 1200, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 517-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	The Nasdaq Global Select Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑ Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $318.3 million.

As of January 31, 2019, 21,494,217 of shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

•	our future financial performance, including our average selling prices and gross margins, and future macroeconomic conditions;
•

the performance of third parties on which we rely for product manufacturing, assembly and testing; and our relationship with third parties on which we rely for product distribution, sales, integration and development;

•	our ability to adequately protect our intellectual property; the regulatory regime for our products and services; and
•	our participation in standards setting and other industry consortia.

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

PART I

Item 1. Business

Overview

Our vision is digital life for everyday items. We are driving toward a future in which everyday physical items have digital counterparts, digital twins, in the cloud, and in which businesses and people engage with trillions of those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity, enabling developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items; our future is enabling those cloud-based digital twins, each storing an individual item’s ownership, history and links, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Opportunity

Our platform connects individual items, capturing and delivering data about each item from manufacturing, through distribution to sale. We envision a future where we extend and deliver an item’s digital life to the person that purchases and owns it. We and our channel partners connect items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s unique identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 30 billion items, enabling retailers, hospitals, airlines, automotive manufacturers, supply chain and logistics, and business in many other industries to derive timely business value from those connected items. Our opportunity is to connect billions, ultimately possibly trillions of everyday items, and to deliver valuable information about these items not just to businesses, but also to everyday people.

Our platform connects everyday items using RAIN, a radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Industry Alliance which today has more than 160-member companies. Today, the RAIN RFID industry uses the RAIN radio standard nearly exclusively, has access to radio spectrum freely available in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected tens of billions of items. We believe RAIN’s core capabilities – unique identifiers for individual items, battery-free operation, low cost, 30-feet range, not line-of-sight, 1,000 reads per second, designed to have essentially unlimited life and available cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

RAIN market adoption has historically been slower than anticipated or forecasted by us and industry sources. For additional information related to RAIN market adoption, please see the section of this report captioned “Risk Factors.”

Impinj Platform

Our platform comprises endpoint integrated circuits, or ICs, connectivity and software that together deliver item data to business applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Endpoint ICs

Our endpoint IC product family, branded Monza, comprises a family of miniature radios-on-a-chip that attach-to and uniquely identify their host items. Monza ICs include a number to identify a host item and may also include features such as user data storage, security, authentication, loss prevention, consumer privacy and value-added Impinj custom features, all accessible by our platform. Our Monza ICs power themselves from a reader’s radio waves so they do not need a battery, can wirelessly connect almost any item, are readable at distances up to 30 feet without line-of-sight, yet sell for pennies.

Our original equipment manufacturing, or OEM, partners typically attach each Monza IC to a thin printed or etched antenna on a paper or Mylar backing, then cover the composite inlay with a paper face to form a tag. End customers attach the tag to an item in markets including retail, healthcare, automotive, supply chain and logistics, industrial and manufacturing, consumer experience, food, datacenter, travel and banking. In some more-recent applications, rather than attaching a tag to an item, end customers may instead embed the inlay directly into the item, for example, sewing an inlay into a garment’s care label. Regardless of the method by which our partners embed a Monza IC into a host item, we refer to a Monza IC and its host item as an endpoint.

When a consumer purchases a retail item, a store or supplier typically procures another item to sell, including another Monza IC. We believe endpoint ICs are the first market for consumable silicon and are a recurring revenue source for us.

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

Our reader ICs and modules, branded Indy, comprise a suite of ICs and modules, the latter combining our reader ICs with peripheral circuitry in an easy-to-use format. We sell our reader ICs and modules to OEM and original design manufacturing, or ODM, partners that use them in a variety of products such as mobile or handheld readers, fixed readers, gateway, and RAIN-enabled appliances. We offer easy-to-use APIs, development environments, sample code, drivers and libraries. We sell our reader ICs and modules for tens of dollars.

Our reader product family, branded Speedway, comprises high-performance finished products. We sell our Speedway readers through an established channel of distributors, system integrators, or SIs, value-added resellers, or VARs, and solution providers. Our readers sell for hundreds of dollars.

Our gateway product family integrates our Speedway readers with beamforming antennas to electrically steer a radio beam like a searchlight. Their always-on, autonomous operation delivers timely item data without ongoing labor costs. Our portal gateways, branded xPortal and xSpan, scan doorways or hallways such as front-to-back store transitions, entryways and exits. Our array gateway, branded xArray, scans up to 1,500 square feet of floor space such as in a store, manufacturing facility or a hospital room. Our gateways sell for thousands of dollars.

Software

Our primary software offering, ItemSense, is a distributed operating system for our platform. ItemSense transforms item-level RAIN data into actionable business information, enabling analytics and insights about items businesses manufacture, transport and sell. ItemSense’s key capabilities include enterprise-class RAIN deployment management and health monitoring; software-defined algorithms for item inventory, location and motion determination; and easy-to-use and integrate APIs that enable application developers to quickly build powerful IoT solutions on our platform.

Industry Use Cases

The following use cases are representative of actual RAIN deployments we serve today.

Retail

Retailers, both traditional “brick-and-mortar” and online, are consuming billions of tags each year to obtain real-time data about products they manufacture, transport and sell. By using our platform retailers can obtain these benefits:

•

Inventory Accuracy and Visibility. Our platform delivers accurate and timely data about a retailer’s inventory, delivering visibility into what items a retailer has and where the items are located. Accurate inventory data can reduce overstocks and understocks, eliminate searching and avoid confusion, thereby allowing staff to focus on customers.

•

Omnichannel Operations. Omnichannel retailing is about selling products when, where and how customers want to buy—but retailers can’t sell what they can’t see. The cornerstone of a successful omnichannel operation is real-time inventory visibility that provides accurate item information in stores and distribution and fulfillment centers. With real-time inventory visibility delivered by our platform, omnichannel retailers can efficiently sell inventory distributed across all their retail locations.

•

Store Operations. Accurate inventory data are key to an efficient, optimized retail organization. But many retailers are stuck doing things the old way—manually counting items, and the data are outdated soon after they complete a cycle count. The Impinj platform delivers timely information about items in retail stores and warehouses, enabling retailers to confidently sell down to the last item in stock, know what products are popular, and help customers shop in their stores.

•

Enhanced Shopper Experiences. Capturing customers’ attention as they step foot into a store with seamless interactive item-based experiences helps sell those items. The Impinj platform enables interactive in-store applications such as digital signs, magic mirrors and self-checkout kiosks. These interactive applications grab customers’ attention, provide information during the buying decision and keep shoppers engaged in the store.

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

Supply Chain and Logistics

The supply chain and logistics industry is increasingly demanding smarter, simpler and more automated operations. Using the Impinj platform they can obtain these benefits:

•

Shipment Verification. The Impinj platform provides real-time data about items passing through dock doors to the systems that run shipping and receiving, enabling logistics companies to reduce mistakes, automate processes and drive operational efficiencies.

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

Other Industries

Other industries are also deriving business value from RAIN. A few examples of deployments that use part or all of the Impinj platform include:

•	Aviation. RAIN-enabled luggage tags provide passengers with real-time location of their checked bags and reduce lost bags.
•	Automotive. Car manufacturers track components to ensure proper assembly, reduce labor costs and improve operations.

•

Healthcare. Hospitals use the Impinj platform for tracking assets and managing patient and clinician workflows. Partner solutions built on our platform include RAIN-enabled medical cabinets, refrigerators and medical-kit verification.

•

Industrial and Manufacturing. Manufacturers track assets and tools to improve efficiency by reducing errors and decreasing missed tool calibrations. Industrial companies track components during manufacturing and shipping to increase productivity and reduce shipping errors.

•	Sports. Marathons and other foot races track runners via endpoint ICs in race bibs and golf venues score participants’ shots via endpoint ICs inside golf balls.
•

Food. Coca-Cola uses our endpoint and reader ICs for syrup tracking and replenishment in its Freestyle soda fountains. In Europe, McDonald’s uses our endpoint ICs and gateways to enable direct-to-table food service.

•	Datacenter. Datacenters use our platform for asset tracking. Electronics manufacturers embed our endpoint ICs into electronic devices for processor-secured storage.
•	Travel. Driver licenses in some states in the United States include our endpoint ICs to speed border crossings. Fueling stations use vehicle windshield tags to enable automatic and cashless fueling.
•	Banking. Banks use our endpoint ICs for money bundles and to track information technology assets.
•	Linen and Uniform Tracking. Laundry providers automatically track linens and uniforms to ensure the items don’t go astray, reduce safety stock and keep supply matched to customer needs.

Competitive Advantages

We lead the RAIN RFID market in connecting and delivering information about items. We believe we can maintain and extend our leadership position as the market grows by leveraging our competitive strengths, including:

•

Comprehensive Platform. Impinj products provide enhanced features and functionalities, and integrate more tightly together, in ways that we believe are unequaled by “mix-and-match” systems cobbled-together from competitors’ components, thereby improving performance, reliability and ease-of-use.

•	Market Leadership. We believe we are the only company with an integrated RAIN platform, and believe we have leading market share in endpoint ICs, reader ICs and stationary readers.
•

Broad Partner Ecosystem. Our worldwide partner ecosystem comprising hundreds of distributors, SIs, VARs, software solution partners, inlay and tag OEMs and ODMs gives us market reach, penetration and scalability we believe few, if any, of our competitors enjoy.

•

Technology Leadership. Our chief executive officer is a recognized industry thought leader. He is a director of the RAIN Industry Alliance and was editor for the RAIN radio standard. Our intense focus on RAIN has enabled us to be first-to-market with innovative, high-performing and high-quality products. As of December 31, 2018, our intellectual property portfolio included 247 issued and allowed U.S. patents, two issued and allowed international patents, 27 pending U.S. patent applications and one pending international patent application.

•

Trusted Brand. We believe our industry leadership, name recognition and reputation for innovative, high-performing and high-quality products have significantly contributed to our leading market position. We believe our brand is unmatched in the industry, helping us sell products and maintain our market leadership.

Growth Strategies

To further our mission of connecting everyday items, we plan to focus on the following strategic areas:

•	Continue Investing in Our Platform. We have made significant investments and plan to continue investing in platform functionality; software/hardware linkages; broadening our software capabilities;

enhancing our algorithms and capabilities for item authentication, loss prevention and shipment verification; and reducing costs.
•

Drive End-User Adoption. We plan to deepen our platform integration with software partners, broaden our partner ecosystem and expand our solutions focus and offerings, focused on driving end-user adoption.

•

Expand within our Customer Base by Cross-Selling and Up-Selling Our Platform. We will seek additional revenue from existing end users of our platform by helping them expand their deployment scope and add new use cases. For example, typical retailer RAIN deployments start by tagging primarily apparel items and taking inventory using handheld readers. We see opportunities not only to expand tagging to housewares, appliances, cosmetics and eventually all items in a store, but also to automate inventory-taking using fixed reading and to deliver enhanced use cases such as omnichannel fulfillment, loss prevention and more.

•

Enable Ubiquitous Reading. We plan to invest in next-generation reader ICs to improve functionality, reduce costs, and make Impinj-based readers ubiquitous in industrial and consumer devices and facilities infrastructure.

Sales and Marketing

Our go-to-market model prioritizes brand development, end-user awareness, lead generation and sales enablement. Our communications use web, electronic and channel programs complemented by press initiatives and industry-analyst relationships. Our solutions-marketing, business-development and solutions-architecture teams work with our partner independent software vendors, or ISVs, to enable joint solutions and go-to-market selling.

We deliver products and solutions that are easy for our partner ecosystem to sell and deploy. We engender preference for our platform in all sales engagements, encouraging end users to deploy our multiple products to gain full benefit from our platform. Our business development, product marketing, technical and systems engineers all actively engage partners and end customers.

Our sales force leverages a global partner ecosystem of distributors, SIs, VARs and ISV partners. We also have a number of worldwide sales team members with expertise in endpoint ICs and reader ICs and modules. Because our operating-system software is still relatively new to the market, the revenue we derive from software is small, so we currently derive most of our revenue from endpoint IC and connectivity product sales. We sell our products as follows:

•

Endpoint ICs directly to inlay and tag OEMs and ODMs. We typically negotiate pricing, volumes and deliveries with these OEMs and ODMs annually, with new pricing effective during the first quarter of the calendar year.

•	Reader ICs and modules primarily through distribution to reader OEMs and ODMs.
•	Readers and gateways primarily to VARs and SIs through distributors.
•	Software through distributors, VARs, SIs and other software-solution partners.

The following table presents total revenue concentrations to Avery Dennison Corporation, or Avery Dennison, Smartrac NV, or Smartrac, Arizon RFID Technology (Yangzhou) Co., LTD, or Arizon, Shang Yang RFID Technology Yangzhou Co. Ltd., or Shang Yang, and Blue Star, Inc., or Blue Star, for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Revenue:
Avery Dennison	22%	18%	14%
Smartrac	17	14	16
Arizon	10	13	11
Shang Yang	*	*	10
Blue Star	*	10	*
	49%	55%	51%
* Less than 10%

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

Taiwan Semiconductor Manufacturing Company Limited, or TSMC, fabricates our endpoint IC wafers in Asia and the United States and has been our sole endpoint IC wafer supplier since 2003. We order endpoint IC wafers on a purchase-order basis and do not have a long-term agreement with TSMC. We test the wafers at our U.S. headquarters and in Asia. We use multiple subcontractors to post-process the wafers, with Stars Microelectronics (Thailand) Public Company Limited, or Stars, our primary subcontractor. We generally engage all our endpoint IC subcontractors on a purchase-order basis.

TowerJazz Ltd., or TowerJazz fabricates our reader IC wafers in the United States and has been our sole reader IC wafer supplier since 2008. We order reader IC wafers on a purchase-order basis and do not have a long-term agreement with TowerJazz. We use subcontractors on a purchase-order basis to package the ICs and test the packaged parts. Stars and Microelectronics Technology Inc., or MTI, manufacture our modules. We do not have a long-term manufacturing agreement with either.

Plexus Corp., or Plexus, manufactures our readers in Asia and has been our sole supplier since 2005. Plexus and Western Corporation (acquired by Computrol, Inc.) in the United States have manufactured our gateways since 2013 and 2010, respectively. We order readers and gateways pursuant to non-exclusive purchase agreements that renew automatically each year, subject to each party’s right to terminate upon 180 days’ notice. We engage subcontractors on a purchase-order basis to assemble and test printed circuit boards, to build our reader and gateway enclosures and test our readers and gateways.

Research and Development

We built our company around technology leadership and innovation. We have committed, and plan to continue committing, significant resources to technology and product innovation and development. We achieved our market leadership by innovating, delivering and continuously improving product performance, features, quality and reliability while also reducing costs. In most situations, we strive to lead the market with new innovations, but we sometimes adopt a “fast follower” approach depending on the market situation. As one example, endpoint IC performance typically improves when we migrate the semiconductor processing to more advanced process nodes. We execute these node migrations when the development costs, performance improvements, competitive situation and product cost reductions justify the migration. But external factors, such as the ability of our OEM and ODM partners to process larger wafers with smaller ICs can cause us to delay, or even allow our competition to temporarily lead, while we develop advanced products that we introduce when our OEM and ODM partners are ready.

We have assembled a team of skilled engineers and currently perform all research and most of our product development internally. As of December 31, 2018, we had 122 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. To date, our intellectual property portfolio includes 247 issued and allowed U.S. patents, two issued and allowed international patents, 27 pending U.S. patent applications and one pending international patent application. The first of our 221 issued utility patents expire in 2022 and the first of our 26 issued design patents expire in 2021. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

Because most RAIN product SKUs are used in, or imported into, the United States, and because many of our partners and end customers have U.S. operations, we believe U.S. patents hold the most value for our business. Consequently, we have filed primarily U.S. patent applications. We have two issued and allowed international patents. Because our portfolio currently comprises mostly U.S. patents, we have limited ability to assert our intellectual property rights outside the United States.

Although our patents and trade secrets constitute valuable assets, we do not view any one of them as material. Instead, we believe the totality of our patent and trade-secret portfolio creates an advantage for our business.

We have entered into licensing, broad-scope cross licensing and other agreements authorizing us to use or to operate within the scope of patents and intellectual property owned by third parties. For example, we have licenses to third-party intellectual property that we use in our products. As another example, by participating in developing GS1 EPCglobal protocols, such as the RAIN radio protocol, we agreed to license those of our patents necessarily infringed by the practice of these protocols on a royalty-free basis to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those members. By participating in developing International Organization for Standardization, or ISO, standards, we agreed to grant to all users worldwide a license to those of our patents necessarily infringed by the practice of several ISO standards, including non-RAIN standards, on reasonable and nondiscriminatory terms, subject to reciprocity.

We own a number of trademarks, develop names for our new products and secure trademark protection for them, including domain name registration, in relevant jurisdictions.

Alliances and Standardization

Our platform connects everyday items using the RAIN RFID technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac, cofounded the RAIN Industry Alliance. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions with more than 160 members as of December 31, 2018. The name “RAIN” connotes ubiquity and a close link to cloud data. Today, the RAIN RFID industry has access to radio spectrum freely available in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected tens of billions of items. We believe RAIN’s core capabilities – unique identifiers for individual items, battery-free operation, low cost, long range, not line-of-sight, 1,000 reads per second, designed to have essentially unlimited life and available cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

We, our customers, partners and competitors developed the RAIN radio protocol, whose technical name is EPC™ Radio-Frequency Identity Protocols Generation-2 UHF RFID (standardized as ISO/IEC 18000-63 and known colloquially as Gen2) in 2004, with us as the editor. Our community delivered a backwards-compatible update in 2013, again with us as the editor. Our industry uses the RAIN radio protocol nearly exclusively.

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

Competition

We believe we are the only company in our industry with a platform spanning endpoint ICs, connectivity and software. Individual competitors compete with us with respect to some, but not all, of the platform layers. Our principal competition in our platform layers include:

•	Endpoint ICs. NXP B.V., or NXP, and Alien Technology Corporation, or Alien.
•	Reader ICs. STMicroelectronics N.V., Phychips Inc and Zhikun Semiconductor Co. Ltd, or Iotelligent.
•	Readers and Gateways. Alien, which also purchases our reader ICs, and Zebra Technologies Corporation, or Zebra.
•	Software. Zebra and Mojix, Inc.

The market for our platform and products is relatively new and highly competitive. We believe competition will increase as the market grows and RAIN technology continues to advance. New entrants could come into our market at any time, creating additional competition in the future. The competitive factors that impact our platform and product sales include:

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

Employees and Culture

As of December 31, 2018, we had 282 employees. None of our employees are represented by a labor union, and we believe our employee relations are excellent.

Our corporate culture is captured by a set of beliefs centered around collaboration, accountability and being bold. We believe our culture is essential to the health and success of our business and aligns our employees around a set of principles, behaviors and actions that foster inclusion, passion and commitment.

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated rapidly in 2016, which resulted in longer lead times. We invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017, the growth rate in endpoint IC shipments decelerated, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers.

The pace of RAIN adoption will turn on prospective customers’ knowledge of our products and our ability to convey to them the real value of using RAIN products or platforms over those incorporating other technologies.  End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits or may decide to defer near-term RAIN adoption in favor of a more advanced or comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

Fluctuations in the adoption of RAIN products and solutions may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Moreover, to ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our failure to accurately forecast demand may cause us to experience excess inventory levels or a shortage of products available for sale.

If RAIN adoption by retailers does not continue at the rate we expect, our business will be adversely affected.

The retail apparel industry leads RAIN adoption, and retail end users were the largest consumers of our endpoint ICs in 2016, 2017 and 2018. We believe retail RAIN deployments are a leading indicator of overall RAIN market adoption. If large apparel retailers in particular continue adopting RAIN, then we believe adoption in other industries is likely to accelerate. As such, the retail industry is one of our key strategic focus areas.

If retailers or others deploying RAIN fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in 2017, the growth rate in endpoint IC shipments decelerated, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. Moreover, retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

If we are unsuccessful in fostering meaningful adoption of our products and platform by end users other than retailers, our business prospects may be adversely affected.

We expect end users to deploy our platform in sectors beyond retail, including, for example in supply chain, aviation and healthcare. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these other sectors, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $35.2 million for the year ended December 31, 2018 and an accumulated deficit of $239.8 million as of December 31, 2018. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption, our market share and our margins. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. However, in the second half of 2017 the growth rate of endpoint IC shipments decelerated, which we believe was due to multiple factors including delays in new deployments and in planned expansions at several large retailers. That decelerating growth engendered an endpoint IC channel inventory correction.

Forecasting end-user demand for other elements of RAIN solutions is also difficult. We rely on our channel partners to integrate our RAIN-based systems products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Also, RAIN-based systems in general often involve time-consuming proofs-of-concepts and other time-consuming steps such as designing and implementing new business processes, which make sales of our system products difficult to forecast. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

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

A substantial portion of our operating expenses are fixed for the short term, and as a result, fluctuations in revenue or unanticipated expenses can have a material and immediate impact on our profitability. The occurrence of any one of these risks could negatively affect our operating results in any particular period, which could cause the price of our common stock to decline.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in readers and gateways, Zebra and Alien; in reader ICs, STMicroelectronics N.V., Phychips Inc. and Iotelligent; and in endpoint ICs, NXP and Alien. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows.

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

Some of our competitors may devote more resources than we can to the development, promotion, sale and support of their products. Our competitors include companies that have much greater financial, operating, research and development, marketing and other resources than us. These competitors may discount their products to gain market share. In doing so, they could simply accept smaller margins, or they could maintain margins by achieving cost savings through better, more efficient designs or production methods. To gain share, competitors could also bundle near-field communication, or NFC, products with RAIN products, or stationary readers with handheld readers. New competitors could enter the gateway market or develop RAIN platforms or solutions. Larger or more established companies may deliver and directly compete with our products or platform. Smaller companies could launch new products and applications we do not offer and could gain market acceptance quickly. Moreover, consolidation in the RAIN industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products.

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

In short, as the RAIN market develops, we will face ever increasing competition from new or newly enhanced products from our existing competitors, or from entirely new competitors in our market. These competitors may have, or may develop, processes or product designs that will enable them to offer more competitive products than ours. Any failure to compete successfully will materially adversely affect our business, prospects, operating results and financial condition.

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

We do not own or operate manufacturing facilities, and we do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements. Currently, all our endpoint IC wafers are manufactured by TSMC, and primarily post-processed by our subcontractor Stars; all our reader IC wafers are manufactured by TowerJazz; all our modules are manufactured by Stars and MTI; and all our readers and gateways are manufactured by Plexus Corp or Computrol Corporation. We also use subcontractors for post-processing, assembly and testing.

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

Some components of our products have longer lead times and we place orders with some of our suppliers five or more months before our anticipated product delivery dates to our customers. We base these orders on our customer-demand forecasts. If we inaccurately forecast this customer demand then we may be unable to obtain adequate and cost-effective components, or foundry or assembly capacity to meet our customers’ delivery requirements, or we may accumulate excess inventory.

Manufacturing capacity may not be available when we need it or at reasonable prices, and this may result in us not being able to satisfy demand for our products fully, and distort apparent future demand. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy customer demand at that time, causing some customers to purchase competitive products even as we increased production. In response to similar future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory.

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in certain quarters of 2014, 2015 and 2016, we purchased more wafers from TSMC than we required, which affected our available cash for that quarter. In addition, we may invest significantly in inventory to support anticipated growth in our business, as we did with endpoint IC inventory in 2017. If we are unable to sell the additional inventory we purchased, or if we must sell it at lower prices due to excess inventory or obsolescence, our operating results may be adversely affected.

If our suppliers fail to deliver products at reasonable prices or with satisfactory quality levels, then our ability to bring products to market and our reputation could suffer. For example, if supplier capacity diminishes, including from a catastrophic loss of facilities or otherwise, we could have difficulty fulfilling our orders, our revenue could decline, and our growth prospects could be impaired. We anticipate requiring three to 18 months to transition our assembly services or foundries to new providers. Such a transition would likely require a qualification process by our customers or end users, which could also adversely affect our ability to sell our products and our operating results. Moreover, in the event of a suspected quality issue, the process of testing suspect products and diagnosing and fixing defects could be time consuming and costly and could constrain our ability to supply customers with products.

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

A successful end-user RAIN deployment requires not only tags and readers or gateways, but integration with information systems and applications that derive business value from endpoint data. Unless technology providers continue developing and advancing business analytics tools, and end users install or enhance their information systems and applications to use these tools, deployments of RAIN products and applications could stall. Our efforts to foster development and deployment of these tools by providing software that delivers item-level data could fail. In addition, our guidance to business-analytics tool providers for integrating our products with their tools could prove ineffective.

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

We sell our endpoint ICs directly to inlay and tag OEMs and ODMs. In 2018, sales to tag OEMs, Avery Dennison, Smartrac and Arizon accounted for 22%, 17%, and 10% of our total revenue, respectively. This sales concentration to a relatively small number of tag OEMs lowers our bargaining power and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

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

Although our strategy is to diversify our partner base by pursuing increased orders from smaller partners, add new partners, and increase end-user demand for our products, we may not succeed in doing so. The number of tag OEMs may decrease by consolidation or otherwise. Even if we are successful in obtaining and retaining new partners, our small number of existing large tag OEMs may continue to account for a substantial portion of our future sales. Changes in markets, channel partners, end-user customers, products, negative economic or financial developments, or poor or limited credit availability may adversely affect the ability of our tag OEMs, reader and gateway partners and distributors to bring our products to market. If our reader IC or module OEMs are unable to obtain components for products in which our products are included, our product sales could be adversely affected.

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

Because we fulfill through channel partners, our ability to determine end-user demand is limited. End users drive demand for our products but because we are often at least one step removed from these end users, we may be unable to rectify damage to our reputation caused by our channel partners who have more direct contact with these end users. For strategic or other reasons, our channel partners may choose to prioritize the sale of our competitors’ products over our products. Furthermore, some of our channel partners may offer some products that compete with our products and may limit sales of our competing products. If our distributors, SIs, VARs or software solution providers are unable to sell an adequate amount of our products in a given quarter or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

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

Distributors may also return our products in exchange for other products, subject to time and quantity limitations. Our reserve estimates for products stocked by our distributors are based principally on reports provided to us by our distributors, typically on a monthly basis. To the extent this resale and channel-inventory information is inaccurate, or we do not receive it in a timely manner, we may not be able to make accurate reserve estimates for future periods, which could adversely affect our operating results.

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

From time-to-time we reduce the selling prices of our products to meet end-customer demands or to respond to market pressure from our competition. For example, during the second half of 2017, competitive pressures led to larger ASP declines for our endpoint ICs than we saw in previous quarters. As the market has grown, we have generally seen competitive pressures increase. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. We expect to do so again in the future. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs then our revenue and gross margins will suffer. Further, our customers may be slow to migrate to new, higher margin products. Some competitors have significantly greater resources than we have and may be better able to absorb the negative impact on operating results as a result of such trends.

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

We may not be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. We generate a majority of our revenue from sales of our endpoint ICs, which have lower gross margins than our other products, and endpoint IC revenue may increase as a percentage of our total revenue over time. In addition, gross margins can be affected by endpoint IC product mix. As the market for our newer, higher-margin endpoint IC products matures, we expect to experience price erosion for those products which may adversely affect gross margins if we are not able to realize cost reductions or shift towards newer or other higher-margin products. If endpoint IC revenue continues to grow relative to our other products, our company-wide gross margin will decline. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

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

If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends in part upon our ability to obtain, maintain and enforce patents, copyrights, trade secrets, trademarks and other intellectual property rights and to prevent third parties from infringing, misappropriating or circumventing the rights we own or license. Given our industry-leading innovation in RAIN technology, there is a high likelihood that material elements of our products, including our endpoint ICs have been or will be copied by competitors. We take appropriate and feasible measures to protect our intellectual property rights. However, we cannot be sure that we will be able to prevent such conduct by simply enforcing, or threatening to enforce, those rights, particularly against competitors who may have more financial and other resources to deploy against us.

We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because many RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. We have filed a small number of foreign patent applications, but the number of issued and allowed foreign patents is still small. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name.

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

Moreover, any actual or threatened litigation to enforce our intellectual property could be time consuming, distracting, expensive and could result in outcomes or trigger consequences that are harmful to us. We could incur significant costs and divert our attention and the efforts of our employees by threatening or initiating litigation. This could, in turn, result in lower revenue and higher expenses. To the extent we discuss our concerns regarding possible or actual infringement with others prior to or in lieu of litigation, we could also become subject to claims brought by alleged infringers. Because litigation outcomes are uncertain, we could lose in our enforcement action or weaken our intellectual property through the litigation process. At the same time, any decision not to enforce our intellectual property-rights through litigation could embolden others to violate or potentially violate our intellectual property rights, and thus weaken them over time.

Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We also rely on customary contractual protections with our channel partners, suppliers and end users, and we implement security measures intended to protect our trade secrets, know-how or other proprietary information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. Moreover, the agreements we have entered into may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

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

Many of our agreements require us to indemnify and defend our channel partners and end users from third-party infringement claims and pay damages in the case of adverse rulings. These damages could be sizable and disproportionate to the business derived from the accused channel partners or end users. Moreover, we may not know whether we are infringing a third party’s rights due to the large number of RAIN-related patents or to other systemic factors. For example, patent applications in the United States are maintained in confidence for up to 18 months after filing or, in some instances, for the entire time prior to patent issuance. Consequently, we may not be able to account for such rights until after publication. Competitors may also have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Claims of this sort could harm our relationships with our channel partners or end users and might deter future customers from doing business with us. We do not know whether we will prevail in any such future proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, then we could be required to:

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

The current U.S. presidential administration has pursued trade policy that is starkly different from past administrations. Its actions have included, withdrawing the United States from negotiations for the TPP; renegotiating NAFTA; announcing and imposing tariffs on a wide variety of trading partners including, as of the date of this report, tariffs on up to $200 billion of goods imported into the United States from China; proposing restrictions on free trade generally and immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and immigration to the United States, and any negative sentiments towards the United States as a result of such changes, including our trading partners potentially imposing tariffs on imports of our products, could materially affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business, in many ways only some of which we can identify as of the date of this report.

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

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU, and in March 2017 the United Kingdom began the official process to leave the EU by April 2019 based on a two-year schedule. This action has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to leave the EU. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

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

Our ability to accurately plan purchases or manufacturing is limited because lead times for our products can be lengthy and our ability to accurately forecast near-term demand for our products is limited, potentially causing us to have either excess or inadequate inventory, to lose sales, or to reduce our profit margins. High inventory levels and potential obsolescence could result in unexpected expenses or increases in reserves that could adversely affect our business, operating results and financial condition. Low inventory levels could cause us to lose sales, market share or damage our customer relationships.

We sell our products primarily through channel partners, and we derive revenue primarily from purchase orders rather than from long-term purchase commitments. To ensure product availability, we typically manufacture from channel-partner forecasts in advance of received purchase orders. However, many of our channel partners have difficulty accurately forecasting end-user demand for our products and the timing of that demand. In addition, when we release new products, we may carry higher inventories or have slower inventory turnover depending on our ability to anticipate market acceptance.

Additional uncertainty arises from competitive business practices and from external events. Our channel partners can cancel purchase orders or defer product shipments, in some cases with little or no advance notice to us. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. Moreover, external events such as changes in regulatory standards or the timing of such changes can adversely affect demand and consequently our inventory levels, sales and operating results.

We are subject to risks inherent in foreign operations, including social, political and economic flux and compliance with additional U.S. and international laws, including those related to anti-bribery and anti-corruption, and may not be able to successfully maintain or expand our international operations.

In 2018, 76% of our total revenue was derived from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	difficulty in supporting and localizing our international products;
•	different or unique competitive pressures as a result of, among other things, the presence of, or preference for, local businesses and market players;
•	challenges in managing employees, some foreign nationals, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•	challenges in doing business in different languages and in business cultures with varying norms of transparency and compliance with policies than in the United States;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign currency exchange rates and interest rates;
•	withholding taxes or other taxes, or changes thereof, on our foreign income;
•	restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions;
•	political uncertainty, strife, unrest, or conflict;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States
•	restrictions on earnings repatriation;
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

Various foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. The Court of Justice of the European Union in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. EU and U.S. political authorities adopted the EU-U.S. Privacy Shield on July 12, 2016, providing a mechanism for companies to transfer EU personal data to the United States. It is unclear as of the date of this report whether we will make use of the EU-U.S. Privacy Shield, and it has been subject to challenges in EU courts. In view of these developments, there is significant regulatory uncertainty surrounding the future of data transfers from the European Economic Area to the United States. In addition, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance. Additionally, the United Kingdom enacted the Data Protection Act 2018 in May 2018 that substantially implements GDPR, but as of the date of this report, it remains uncertain how data protection laws or regulations will develop in the United Kingdom in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

We opened an office in Shanghai, China in 2011. In addition to the risks listed above, we are also exposed to risks associated with changes in laws and policies governing Chinese operations and, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. To date, legal, policy or regulatory changes have not had a material adverse effect on our business or financial condition, but they may not in the future. We may experience increased costs for, or significant impact to, our Chinese operations in the event of changes in Chinese government policies or political unrest or unstable economic conditions in China. The nationalization or other expropriation of private enterprises by the Chinese government could result in total loss of our China investment. Any of these matters could materially and adversely affect our business and results of operations.

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

We have limited experience marketing, selling and supporting our products and services abroad and may not be able to increase or maintain international market demand for our products. In addition, regulations or standards adopted by other countries may require us to redesign existing products or develop new products for those countries. For example, foreign governments may impose regulations or standards with which our current products do not comply or may require operation in frequency bands in which our products do not operate. Furthermore, if we are unable to expand international operations in a timely and cost-effective manner in response to increased demand, we could miss sales opportunities and our revenue may decline, adversely affecting our operating results, business and prospects. If we invest substantial time and resources but are unable to expand our international operations successfully and in a timely manner, our business, prospects and operating results will suffer.

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

Instability or deterioration in the political, social, business or economic conditions in key production jurisdictions could harm our business, financial condition and operating results.

We outsource manufacturing and production of our hardware products to suppliers in a limited number of jurisdictions, some of which experience significant and abrupt political, social, business or economic change. These jurisdictions include Thailand, Malaysia, Taiwan and China, which have experienced significant change in political, social, business or economic conditions in the past and may experience them in the future.

For example, we post-process many of our IC wafers, including testing, dicing and other wafer operations, using subcontractors in Bangkok, Thailand. Thailand has experienced ongoing political and social upheaval over the past two decades. In May 2014, the Royal Thai Army staged a military coup, banned demonstrations and enforced monitoring of civilian activities. In August 2014, Thailand’s national assembly appointed the coup leader as prime minister and in August 2016, Thai voters adopted via referendum a new constitution drafted by Thailand’s interim government. In October 2016, Thailand’s king died after a 70-year reign and was succeeded by his son, but political instability persists.

Deterioration in the political, social, business and economic conditions in any jurisdictions in which we have significant suppliers could slow or halt product shipments or disrupt our ability to test or post-process products. In such an eventuality, we could be forced to transfer our manufacturing, testing and post-processing activities to more stable, and potentially more costly regions or find alternative sources, which could harm our business, financial condition and operating results.

Intellectual property licensing from or to others, including competitors, may subject us to requirements or limitations that could adversely affect our business and prospects.

We have intellectual property license agreements that give us access to certain patents and intellectual property of others. We have not licensed our patents or intellectual property to others except as necessary for our customers to practice their business using our products and as required pursuant to agreements that we have entered into in connection with our participation in the development of GS1 EPCglobal protocols and ISO standards. In the course of our participation in the development of GS1 EPCglobal protocols, including UHF Gen2, UHF Gen2 V2, tag data standards, low-level reader protocol, and others, we have agreed to license on a royalty-free basis those of our patents that are necessarily infringed by the practice of these protocols to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those other members. Because it may not be clear whether a member’s intellectual property is necessary or optional to the practice of a protocol, disputes could arise among members, resulting in our inability to receive a license on royalty-free terms. Further, some GS1 EPCglobal members declined to provide licenses to some of their intellectual property under royalty-free terms, instead choosing reasonable and nondiscriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if these members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

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

Our products, processes and technology sometimes use or incorporate software that is subject to an open-source license. Open-source software is typically freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a nonnegotiable license. Use and distribution of open-source software may entail greater risks than use of third-party commercial software. Certain open-source software licenses require a user who intends to distribute the open-source software as a component of the user’s software to disclose publicly part or all of the user’s source code. In addition, certain open-source software licenses require the user of such software to make derivative works of the open-source code available to others at low or no cost. Consequently, open-source licensing can subject our previously proprietary software to open-source licensing terms, which could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of sales. In addition, open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of their code, opening us to business risks that could materially harm our operating results.

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

The European Commission, or EC, has issued guidance to address privacy concerns about RFID. In May 2009, the EC issued a recommendation that retail companies in the EU inform their customers when RFID tags are either on or embedded within products. In April 2011, the EC signed a voluntary agreement with private and public stakeholders to develop privacy guidelines for companies using RFID in the EU. The agreement requires companies to conduct privacy impact assessments of new RFID applications and to take measures to address risks identified by the assessment before the RFID application is deployed. While compliance with the guidelines is voluntary, our customers that do business in the EU may have a preference for products that comply with the guidelines. If our RAIN products do not provide the necessary functionality to allow customers to comply with the guidelines, then our business may suffer.

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

Although the Gen2 V2 protocol described below includes features for addressing consumer privacy and authenticating a tag, a third party may still breach these features, including as implemented in our products, in which case our reputation could be damaged, and our business and prospects may suffer.

Alternative technologies or standards, or changes in existing technologies or standards, may adversely affect RAIN market growth.

Technology developments may affect our business in ways we cannot anticipate. Breakthroughs in legacy RFID technologies or markets, including those using low frequency or high frequency technology, could adversely affect RAIN market growth generally and demand for our products in particular. For example, NFC technology, which today addresses a different market than RAIN, could, with breakthrough innovations, compete with RAIN in item tagging. Likewise, new technologies such as organic transistors may allow lower-cost ICs than our current silicon-based technology allows. These competing technologies could use intellectual property that is either not royalty free or to which we do not have access. If we are unable to innovate using new or enhanced technologies or processes or are slow to react to changes in existing technologies or in the market, or have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be materially impacted and potentially result in product obsolescence, decreased revenue and reduced market share.

To encourage widespread RAIN market adoption, we have participated in the development of industry standards, and we have designed our products to comply with these standards. In 2013, GS1 EPCglobal ratified “UHF Gen2 Version 2” or simply “Gen2 V2,” a new version of the protocol that underlies RAIN communications. In the future, we could lose our position in GS1 EPCglobal or we could lose our project-editorship role for Gen2. If one of our competitors introduces a Gen2 V2 product that gains market adoption before we do, we could lose market share and face difficulty selling our products. The introduction of new industry standards, or changes to existing industry standards, could make our products incompatible with the new or changed standards and could cause us to incur substantial development costs to adapt to these new or changed standards, particularly if they were to achieve, or be perceived as likely to achieve, greater penetration in the marketplace. If Gen2 V2 diverges significantly from our or the RAIN market’s needs then our products may likewise fail to keep pace with the market, our competitors’ products and end-user requirements, in which case end users could delay RAIN adoption. Moreover, the adoption or expected adoption of new or changed standards could slow the sale of our existing products before products based on the new or changed standards become available. New industry standards or changes to existing standards could also limit our ability to implement new features in our products if those features do not meet the new or changed standards. The lost opportunities as well as time and expense required for us to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not successfully develop products that comply with new or changed standards. If we are not successful in complying with any new or changed industry standards, then we could lose market share, causing our business to suffer.

We are a founding member of the RAIN Alliance. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. Board membership is an elected position that we could lose in future elections; and it provides industry stature and attendant benefits but is not without risk. If the RAIN market falters, or if the RAIN Alliance falters, then we could be blamed, our reputation and industry position could be impacted, and our business could suffer.

Compliance with, and changes in, government spectrum regulations could adversely affect our ability to sell products and impair our operating results.

Government radio regulations require that our readers and gateways be certified for spectral compliance in jurisdictions where they are sold or operated. Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the EU. If one of our reader or gateway products is found to be noncompliant despite having such certification then we could be required to modify field-deployed readers or gateways to regain certification and could spend significant resources as well as miss sales opportunities in the process. Our revenue could decline, adversely affecting our operating results, financial condition, business and prospects. Additionally, government regulations may change, requiring us to redesign our products to conform with the new regulations or constraining our ability to implement new features into our products, thereby causing us to incur significant expenses, including expenses associated with obsolete inventory, or to forego opportunities to improve our products, potentially delaying our time-to-market and adversely affecting our operating results, financial condition, business and prospects.

Our products may cannibalize revenue from each other, which could harm our business.

Sales of some of our products enable our channel partners to develop their own products that compete with other of our products. For example, sales of our reader ICs allow technology companies to build and sell readers and gateways that compete with our products. Similarly, sales of our readers allow our channel partners to build and sell products that compete with our xPortal, xArray and xSpan. We even see cannibalization within our own product line—for example, our xSpan sometimes competes with our xPortal. In the future, we may see one product line expand at the expense of another, or we may be asked by channel partners to disadvantage or divest a product line. We cannot predict whether we can manage such conflicts in the future or retain channel partners despite conflicts. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

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

Our success depends, in large part, on the continued contributions of our executive management team including Chris Diorio, Ph.D., our chief executive officer, and Eric Brodersen, our chief operating officer. None of our executive management team is bound by employment contracts to remain with us for a specified period of time. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

In the ordinary course of business, we enter into agreements containing pricing terms that could, in some instances, adversely affect our operating results and gross margins. For example, some contracts specify future reader, gateway or IC pricing, or contain most-favored customer pricing for certain products. Other agreements contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Reducing prices or offering other favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers. For competitive or strategic reasons, we may decide to enter into agreements containing these types of provisions, and this could impair our operating results.

We and our suppliers are subject to environmental laws and regulations that could impose substantial costs on us and may adversely affect our business, operating results and financial condition.

Some of our facilities, including those devoted to research and development, are regulated under federal, state, local, foreign and international environmental laws. Those laws govern pollutant discharge into air and water; managing, disposing, handling, labeling, and exposure to hazardous substances/wastes; and contaminated site cleanup. We could incur costs, fines and civil or criminal sanctions; third-party property damage or personal-injury claims; or could be required to pay substantial investigation or remediation costs if we were to violate or become liable under environmental laws. Liability under certain environmental laws can be joint and several and without regard to comparative fault. In addition, some of our products contain hazardous substances and are subject to requirements that regulate their content, such as the EU’s Restriction of Hazardous Substances Directive and analogous regulations elsewhere. Although we design our products to be compliant with environmental regulations and require our third-party contractors to comply, we cannot guarantee that we or our products will always comply with these requirements. Environmental laws also tend to become more stringent over time, and we cannot predict the ultimate costs under environmental laws or the timing of these costs. Failure to comply with these and other environmental laws could result in fines, penalties and decreased revenue, which could adversely affect our operating results.

If our third-party contractors fail to operate in compliance with environmental requirements, properly dispose of wastes associated with our products, or comply with requirements governing the hazardous-substance content of our products, we could be held liable or suffer reputational harm.

We may not sustain or effectively manage our growth.

While we have experienced significant revenue growth for periods of time, we may not experience similar growth rates in future periods. In fact, in the fourth quarter of 2017 and first and second quarters of 2018, our revenue declined compared to the same quarter a year earlier. You should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, then our financial results could suffer, and our stock price would decline.

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

We may have insufficient management capabilities or resources to manage our growth and business effectively. Because of our small management team, we may be unable to pursue all commercial opportunities. Accordingly, we may require significant additional resources as we increase the complexity and scale of our business operations. We may not have adequate resources when we need them, or we may not have sufficient capital to fund our resource needs. If we are unable to manage our growth effectively, we may not be able to exploit market opportunities or develop new products, and we may fail to satisfy customer requirements, maintain product quality, execute our business plan or respond to competitive pressures.

Our management has limited public-company experience. We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our consolidated financial results or prevent fraud. We previously identified a material weakness in our internal control over financial reporting.

We have a short history of operating as a public company. Some of our executive team, including our chief executive officer, have never managed a publicly traded company prior to our initial public offering and have little experience complying with the complex and everchanging laws pertaining to public companies. In addition, our chief financial officer resigned from our company effective March 30, 2018 and we are in process of identifying a replacement. Our management team as well as other company personnel devote substantial time to compliance yet may not effectively or efficiently manage our maturation as a public company. Additionally, we have incurred and will continue to incur significant legal, accounting and other expenses related to compliance.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to continue to increase our legal and finance compliance time and costs, and to increase the time and costs of other activities. For example, Section 404 of the Sarbanes-Oxley Act requires that management report on, and in the future, that our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will continue to divert resources and take significant time and effort to complete. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 in a timely manner. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We may discover internal controls that need improvement. Our or our independent registered public accounting firm’s discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

We may be unable to effectively implement, or effectively implement in a timely manner, the necessary controls and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our growth will challenge our ability to maintain the internal control and disclosure standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to sanctions or investigations by the Securities and Exchange Commission, or SEC, or by other regulatory authorities. Investor perceptions of our company may suffer, likely causing a decline in our stock’s market price. We may not be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our independent registered public accounting firm will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified errors which, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters.  The identified errors included an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. They also included, in 2015, an error related to the cash-flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. As of December 31, 2018, management believes that this material weakness has been remediated. However, our remediation of this material weakness may prove not to be effective in future periods or prevent other material weaknesses or significant deficiencies in our internal control over financial reporting to arise in the future.

We are currently subject to securities class-action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, two securities class-action complaints are currently pending against us, our chief executive officer, chief operations officer and former chief financial officer, asserting that we made false or misleading statements in our financial statements, press releases and conference calls during the applicable class periods. The complaints each seek monetary damages, costs and expenses. For more information, see Note 10 of our consolidated financial statements included elsewhere in this report.

We cannot predict the outcome of these proceedings or provide an estimate of damages, if any. We believe that these claims are without merit and intend to defend against them vigorously. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Also, our insurance coverage may be insufficient, and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

If we fail to retain finance personnel or fail to maintain our financial reporting systems and infrastructure, we may be unable to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn could significantly harm our reputation and our business.

We have hired personnel with financial reporting and Sarbanes-Oxley Act compliance expertise. Our inability to retain these personnel could adversely impact our ability to timely and accurately prepare our financial statements. Further, our inability to retain employees with the requisite experience could adversely affect our financial statements because new employees require time and training to learn our business and operating procedures. If our finance and accounting organization is unable for any reason to meet the increased demands of being a public company then the quality and timeliness of our financial reporting may suffer, which could result in material weaknesses in our internal controls. The consequences of inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

Further, because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we are ineligible to use a registration statement on Form S-3 to raise capital and will continue to be ineligible to use such registration statement until at least September 1, 2019. Our inability to take advantage of the benefits afforded by Form S-3 will limit our financing alternatives and may significantly increase our cost of capital, as transactions effected using a registration statement on Form S-3 are simpler and less costly to execute and may be perceived by potential investors as being more attractive than those effected in a different manner. If financing is available, the terms of such financing may place restrictions on us and adversely affect the trading price of our common stock and the interests of our existing stockholders.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March and August 2018, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility (2) a $20.0 million term loan and (3) a $4.0 million equipment advance. At December 31, 2018, we had $23.7 million of term loan and equipment advance borrowings outstanding, excluding $0.1 million of unamortized debt issuance costs, and no revolver borrowings outstanding.

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

If our cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period of time beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period of time beginning on January 1, 2019 and at all times thereafter, we must comply with a covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period as well as a minimum liquidity ratio, each determined in accordance with the terms of the senior credit facility.

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

As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, of $159.5 million and federal research and experimentation credit carryforwards of $10.6 million which we may use to reduce future taxable income or offset income taxes due. We have established a valuation allowance against the carrying value of our deferred tax assets. The tax loss and research and development credit carryforwards begin to expire in 2023. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Reductions in corporate tax rates may reduce the realization of the NOLs. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo an ownership change then our ability to use our NOLs and credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, through December 31, 2018, our stock price has ranged from $9.95 to $60.85. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. In addition, in the past, securities class action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market. Litigation instituted against us could result in substantial costs and a diversion of our management’s attention and resources. For further information regarding this risk, please refer to Note 10 of our consolidated financial statements included elsewhere in this report.

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

As of December 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 39.1% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

We could remain an “emerging growth company” for up to five years from July 20, 2016, or until the earliest of:

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

As a public company, we have and will incur significant legal, accounting and other expenses, including costs associated with public-company reporting requirements. We have and will incur costs associated with recently adopted corporate governance requirements, including requirements of the SEC and The Nasdaq Global Select Market. We expect these rules and regulations to lead to ongoing legal and financial compliance costs and to make some activities incrementally more time consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may have more difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the additional costs we may incur or the timing of such costs.

So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have various operating leases for office space, which are summarized as of December 31, 2018 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters	70,000	2026
Seattle, Washington	Design laboratory office	11,000	2021
Shanghai, China	General office space	4,000	2021

We lease offices in Thailand. We also hold a lease for approximately 39,000 square feet of commercial office space in Seattle, Washington expiring in 2023, and we have sublet the entire portion of this office through such expiration date. For more information about our lease commitments, please refer to Note 10 to our consolidated financial statements included elsewhere in this report.

Item 3. Legal Proceedings

In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability will have a material adverse effect on our financial position, results of operations or cash flows.

Between July 2018 and January 2019, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and two shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information, please refer to Note 10 of our audited consolidated financial statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of January 31, 2019, there were 65 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid a cash dividend on our common stock and we intend to retain all available funds and any future earnings to fund the development and growth of our business. We therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, our senior credit facility materially restricts, and future debt instruments, if any, may materially restrict our ability to pay dividends on our common stock. Any future determination to pay dividends on our common stock will depend at least on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable law or by contracts, and any other factors that our board of directors may consider relevant.

Use of Proceeds from Public Offerings of Common Stock

On July 20, 2016, our registration statement on Form S-1 (No. 333-211779) was declared effective for our initial public offering, or IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus dated July 20, 2016 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as U.S. government agencies, corporate notes and bonds, commercial paper, and money market funds.

Performance Graph

The following graph compares our cumulative total stockholder return on Impinj’s common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index:

This graph covers the period from July 21, 2016, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2018. This graph assumes that the value of the investment in Impinj’s common stock and each index (including reinvestment of dividends) was $100 on July 21, 2016.

Item 6. Selected Financial Data

You should read the selected financial data set forth below in conjunction with the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report and our previous financial statements, not included in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$122,633	$125,300	$112,287	$78,479	$63,763
Cost of revenue	64,352	60,359	52,834	37,633	30,121
Gross profit	58,281	64,941	59,453	40,846	33,642
Operating expenses:
Research and development expense	34,168	32,220	25,185	17,579	14,287
Sales and marketing expense	32,934	31,579	22,330	14,579	10,825
General and administrative expense	22,299	18,161	12,426	7,087	6,115
Offering costs	—	—	—	—	1,959
Restructuring costs	3,749	—	—	—	—
Total operating expenses	93,150	81,960	59,941	39,245	33,186
Income (loss) from operations	(34,869)	(17,019)	(488)	1,601	456
Other income, net	808	508	616	673	838
Interest expense	(1,403)	(908)	(1,633)	(1,208)	(901)
Income (loss) before income taxes	(35,464)	(17,419)	(1,505)	1,066	393
Income tax benefit (expense)	233	97	(168)	(166)	(96)
Net income (loss)	(35,231)	(17,322)	(1,673)	900	297
Less: Accretion of preferred stock (1)	—	—	(6,258)	(11,301)	(11,301)
Net loss attributable to common stockholders	$(35,231)	$(17,322)	$(7,931)	$(10,401)	$(11,004)
Net loss per share attributable to common stockholders — basic and diluted (2)	$(1.65)	$(0.84)	$(0.74)	$(2.67)	$(3.30)
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	21,334	20,680	10,778	3,893	3,338

(1) See Note 8 of the notes to our consolidated financial statements included elsewhere in this report for the explanation of the accretion of redeemable convertible preferred stock.

(2) See Note 14 of the notes to our consolidated financial statements included elsewhere in this report for an explanation of the calculation of our net loss per share attributable to common stockholders — basic and diluted.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$56,073	$58,116	$100,541	$10,121	$6,939
Working capital	98,189	109,879	123,345	18,468	12,169
Total assets	145,069	152,034	167,536	52,848	33,817
Total long-term debt	23,563	9,588	12,265	15,910	7,974
Accumulated deficit	(239,756)	(204,525)	(187,203)	(185,315)	(186,215)
Total stockholders’ equity (deficit) (1)	$145,069	$118,942	$124,023	$(85,035)	$(76,471)

(1) See Note 8 of the notes to our consolidated financial statements included elsewhere in this report for the explanation of the automatic conversion of redeemable convertible preferred stock upon the effectiveness of the registration statement related to our initial public offering.

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

Overview

Our vision is digital life for everyday items. We are driving toward a future in which everyday physical items have digital counterparts, digital twins, in the cloud, and in which businesses and people engage with trillions of those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity, enabling developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items; our future is enabling those cloud-based digital twins, each storing an individual item’s ownership, history and links, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Our platform connects individual items, capturing and delivering data about each item from manufacturing, through distribution to sale. We envision a future where we extend and deliver an item’s digital life to the person that purchases and owns it. We and our channel partners connect items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s unique identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 30 billion items, enabling retailers, hospitals, airlines, automotive manufacturers, supply chain and logistics and business in many other industries to derive timely business value from those connected items. Our opportunity is to connect billions, ultimately possibly trillions of everyday items, and to deliver valuable information about these items not just to businesses, but also to people.

Our platform comprises endpoint ICs, connectivity and software that together deliver item data to business applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Factors Affecting Our Performance

Investing in Growth

We have invested and plan to continue investing significantly in research and development to enhance and extend our platform, including enhancing existing platform products and introducing new platform products. We plan to enhance our operating system software, including its deployment models and functionalities; and our fixed readers and gateways and leverage them for platform deployments in retail, healthcare, supply chain and other industries. We also plan to develop next-generation reader and endpoint ICs. We may enter into arrangements with customers, vendors and channel partners to fund a portion of certain of these research and development initiatives. If we are unsuccessful in attracting such funding, our operating results and product time-to-market may be adversely affected.

We also are investing in sales and marketing and are deepening product integration with our software partners to accelerate the development and adoption of solutions based on our platform. Many of these investments will occur in advance of us experiencing any direct benefit from them and may affect our profitability in future periods.

Market Adoption

Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our products in multiple industries, including the retail industry which is our largest market. In 2015 and 2016 some major retailers and brand owners initiated new deployments that significantly increased our endpoint IC sales. In 2016, our endpoint IC sales exceeded both our expectations and those of our industry’s analysts and resulted in longer lead times. As a result of those 2016 trends, we invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017 the growth rate in endpoint IC shipments decelerated, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth engendered an endpoint IC channel inventory correction. For working capital management purposes, we reduced our internal endpoint IC inventory in the second half of 2018 and intend to reduce it further in 2019.

Regardless of the uneven pace of retail industry adoption, we believe the underlying, long-term trend is continued RAIN adoption by the retail industry. We also believe that expanding retail deployments foster RAIN adoption in other markets. Consequently, we intend to continue introducing new products to improve our market positioning and to further grow both retail and overall market adoption.

For a non-retail example of growing RAIN adoption, our reader and gateway sales in the second half of 2017 exceeded our expectations, due to end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading and RAIN data integration with enterprise software systems. In addition, we see growing RAIN adoption in the aviation industry. We believe greater adoption of fixed readers and our software will increase the value of our platform.

If market adoption of RAIN, and our platform products specifically, does not meet our expectations, then our growth prospects and operating results will be adversely affected. If we discount prices to win opportunities, then our gross margins may be negatively affected. If we are unable to meet end-user or customer volume or performance expectations, then our business and prospects may be adversely affected. Because we sell our products through our channel partners, we have limited ability to determine end-user demand and we may incorrectly predict that demand or be unable to identify market shifts in a timely fashion, potentially affecting our business adversely. In contrast, if our endpoint IC, reader IC, reader, gateway or software sales exceed expectations then our revenue and profitability may be positively affected.

Timing and Complexity of Customer Deployments

From 2010 to 2018, our endpoint IC unit sales volume increased at a compounded annual growth rate of 29%, indicating growing adoption of RAIN-based solutions. However, the pace at which end users adopt these solutions has been uneven and unpredictable in scope and timing. Using endpoint IC volumes as a proxy for solutions growth, sales volumes accelerated significantly in 2016, decelerated in the second half of 2017 and returned to growth in the second half of 2018 (albeit not at the same pace as in 2016). Short-term demand will remain unpredictable in scope and timing. Longer term, we believe our opportunity and our market will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of that future growth. Further, although we promote our platform as an integrated whole, we sell our products individually, and end users may use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end-user applications and information systems. If our partners fail to deploy or integrate our platform and products properly or as planned then sales of our products and our reputation may be adversely affected. As a result of these factors and our reliance on our channel partners, we may experience significant fluctuation in revenue on a quarterly basis, and we anticipate these factors will continue to characterize our business for the foreseeable future. Therefore, we focus on annual results as they are more relevant for planning and for evaluating our performance than quarterly results.

Average Selling Price

We expect our average selling prices, or ASPs, to fluctuate based on competitive pressures and the level of discounting we offer to win opportunities, and generally to decline over time. Historically, we have been able to implement manufacturing and quality improvements that effectively reduce the per-unit cost of most of our hardware products, as well as introduce newer and lower-cost products, but the timing of these cost reductions and product introductions fluctuates and may not materialize in any given quarter or year.

Inventory Supply

From time to time we may experience high inventory levels or product shortages, generally as a result of mis-estimating customer or end-user demand or supplier manufacturing capacity, but also sometimes related to fluctuations in our market or the global economy, changes in regulations or tariffs, or for a host of other reasons. These inventory dynamics can impact some or all of our hardware products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that could adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthening lead times and potentially causing us to miss opportunities, lose market share and/or damage customer relationships.

Results of Operations

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands, except percentages)	2018	2017	2016	Change	Change
Revenue	$122,633	$125,300	$112,287	$(2,667)	$13,013
Gross profit	$58,281	$64,941	$59,453	$(6,660)	$5,488
Gross margin	47.5%	51.8%	52.9%	(4.3)%	(1.1)%
Loss from operations	$(34,869)	$(17,019)	$(488)	$(17,850)	$(16,531)

Year ended December 31, 2018 compared with year ended December 31, 2017

Revenue and gross profit decreased primarily due to decreased endpoint IC sales arising from lower ASPs, partially offset by increased systems sales. We define systems as reader ICs, modules, readers, gateways and software. Gross margin decreased primarily due to lower endpoint IC gross margin arising from lower ASPs, as well as from higher manufacturing overhead costs for both endpoint ICs and systems, the latter including inventory excess and obsolescence charges recorded in 2018 primarily on EU readers and gateways. Loss from operations increased due to increased stock-based compensation expense, restructuring costs, decreased gross profit as described above and costs attributable to an independent investigation by the audit committee of our board of directors in connection with a complaint filed by a former employee. The outcome of the independent investigation was the audit committee of our board of directors concluding no credible evidence supported the former employee’s claims.

Year ended December 31, 2017 compared with year ended December 31, 2016

Revenue and gross profit increased primarily due to increased endpoint IC and systems sales. Gross margin decreased primarily due to a decrease in ASPs for endpoint ICs, with a smaller impact from a sales returns reserve. Loss from operations increased primarily due to higher operating expenses from headcount growth across all corporate functions and from us expanding our corporate infrastructure including occupancy, depreciation and software costs, partially offset by improved gross profit.

Revenue

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Endpoint ICs	$84,974	$91,699	$86,218	$(6,725)	$5,481
Systems	37,659	33,601	26,069	4,058	7,532
Total revenue	$122,633	$125,300	$112,287	$(2,667)	$13,013

We currently derive substantially all our revenue from sales of our endpoint ICs, reader ICs, modules, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers. We sell our reader ICs and modules primarily to OEMs and ODMs through distributors. We sell our readers and gateways to VARs and system integrators, primarily through distributors. We are beginning to sell software through these same VAR and systems-integration partners as well as through ISVs. Although we expect endpoint IC sales to represent a majority of our revenue for the foreseeable future, we also expect revenue from reader ICs, modules, readers, gateways and software sales to increase as a percentage of the total as a result of our investment in engineering, sales and marketing associated with our solutions business and our focus on our integrated platform, including software.

Endpoint ICs

Year ended December 31, 2018 compared with year ended December 31, 2017

Endpoint IC revenue decreased $6.7 million on similar volumes primarily due to a decrease in ASPs, with volume growth impacted by the channel inventory correction described above and ASPs impacted by the competitive environment, partially offset by revenue recognized related to a product exchange we completed in the first quarter of 2018. In 2017, endpoint IC revenue was impacted by a sales returns reserve of $3.2 million related to the product exchange; we recognized $3.2 million revenue upon completing the product exchange in the first quarter of 2018.

Year ended December 31, 2017 compared with year ended December 31, 2016

Endpoint IC revenue increased $5.5 million, primarily due to 15% increased unit volumes, partially offset by a decrease in ASPs due to the competitive environment and product mix. Endpoint IC revenue was also impacted by the sales returns reserve of $3.2 million described above.

Systems

Year ended December 31, 2018 compared with year ended December 31, 2017

Systems revenue increased $4.1 million primarily due to an increase in reader IC and gateway revenue from both higher unit volumes and ASPs, partially offset by a decrease in reader revenue from both lower unit volumes and ASPs.

Year ended December 31, 2017 compared with year ended December 31, 2016

Systems revenue increased $7.5 million primarily due to an increase in reader IC and reader revenue from higher unit volumes partially offset by lower ASPs.

Gross Profit and Gross Margin

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands, except percentages)	2018	2017	2016	Change	Change
Gross profit	$58,281	$64,941	$59,453	$(6,660)	$5,488
Gross margin	47.5%	51.8%	52.9%	(4.3)%	(1.1)%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, modules, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on ASPs, including product mix, as well as from charges for excess and obsolescence. Historical gross margin has remained relatively consistent at between 47% and 55% for the interim and annual periods during the last three fiscal years.

Year ended December 31, 2018 compared with year ended December 31, 2017

Gross profit decreased $6.7 million primarily due to decreased endpoint IC revenue, partially offset by increased reader IC and gateway revenue as well as from revenue recognized from the product exchange described above. Gross margin decreased 4.3% primarily due to the lower ASPs of our endpoint ICs, caused by the competitive environment as noted above. The gross-margin decrease was partially offset by an increase in the percentage of total revenue attributable to systems, which generally have higher gross margins than endpoint ICs. In addition, both gross profit and gross margin were negatively impacted by higher manufacturing overhead costs, which includes inventory excess and obsolescence charges that, for 2018, were related primarily to European Commission approval of RAIN spectrum expansion, which may slow demand for existing EU reader and gateway products that do not leverage the additional spectrum. Inventory excess and obsolescence charges had an unfavorable net gross-margin impact of 1.2% in 2018.

Year ended December 31, 2017 compared with year ended December 31, 2016

Gross profit increased $5.5 million primarily due to increased endpoint IC, reader IC and reader revenue as described above. Gross margin decreased primarily due to lower ASPs for endpoint ICs arising from competitive pressures, with a smaller impact due to the sales returns reserve mentioned above. The gross-margin decrease was partially offset by favorable endpoint IC product mix and pricing discounts from our suppliers. Gross margin also decreased, but to a lesser extent, from a decrease in ASPs for readers and gateways as we discounted prices to win opportunities and substituted higher-cost products to meet customer demand; partially offset by an increasing percentage of total revenue attributable to systems, which generally have higher gross margins than our endpoint ICs.

Operating Expenses

Research and Development

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Research and development	$34,168	$32,220	$25,185	$1,948	$7,035

Research and development expense consists primarily of personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; external consulting and service costs; prototype materials; other new product development costs; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect research and development expense to moderately increase in absolute dollars in future periods as we focus on new product development and introductions.

Year ended December 31, 2018 compared with year ended December 31, 2017

Research and development expense increased $1.9 million, comprised primarily of $1.2 million in stock-based compensation expense from annual grants and $1.1 million in personnel expenses from a change in headcount mix, and, to a lesser extent, bonus expense in the current year compared to non-achievement in the prior year.

Year ended December 31, 2017 compared with year ended December 31, 2016

Research and development expense increased $7.0 million due to increased investment in current and future product initiatives, comprised primarily of $2.9 million in personnel expenses, $2.0 million in other new-product development costs, $1.4 million in stock-based compensation expense and $600,000 in infrastructure-related costs.

Sales and Marketing

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Sales and marketing	$32,934	$31,579	$22,330	$1,355	$9,249

Selling and marketing expense consists primarily of personnel expenses (salaries, variable compensation, benefits and other employee related costs) and stock-based compensation expense for our sales personnel, as well as travel, advertising and promotional expenses and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect sales and marketing expense to remain relatively constant on an absolute dollar basis. We expect incentive sales compensation to fluctuate as a function of revenue.

Year ended December 31, 2018 compared with year ended December 31, 2017

Sales and marketing expense increased $1.4 million, comprised primarily of $1.2 million in personnel expenses from higher commissions and bonus expense in the current year compared to non-achievement in the prior year, $1.1 million in stock-based compensation expense from annual grants and a decrease of $566,000 in marketing and advertising costs.

Year ended December 31, 2017 compared with year ended December 31, 2016

Sales and marketing expense increased $9.2 million comprised primarily of $4.8 million in personnel expenses related to growth in our sales team, $1.8 million in stock-based compensation expense, $1.1 million in sales-related travel expenses, $734,000 in marketing and advertising costs and $566,000 in infrastructure-related costs.

General and Administrative

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
General and administrative	$22,299	$18,161	$12,426	$4,138	$5,735

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional services; travel; insurance; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to remain relatively constant on an absolute dollar basis, except for professional fee costs which may fluctuate based on legal claims made against us.

Year ended December 31, 2018 compared with year ended December 31, 2017

General and administrative expense increased $4.1 million, comprised primarily of $1.5 million in personnel expenses from a change in headcount mix and bonus expense in the current year compared to non-achievement in the prior year, $1.3 million in stock-based compensation expense from annual grants and $1.4 million in third-party investigation costs in connection with a complaint filed by a former employee as described above.

Year ended December 31, 2017 compared with year ended December 31, 2016

General and administrative expense increased $5.7 million, comprised primarily of $2.4 million in infrastructure-related costs and $1.3 million in professional services from system implementation, both from us expanding our corporate infrastructure, and $1.3 million in stock-based compensation expense and $528,000 in personnel expenses from headcount growth.

Restructuring costs

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Restructuring costs	$3,749	$—	$—	$3,749	$—

On February 13, 2018, we began implementing a restructuring to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. As a result of the restructuring, we recorded a restructuring charge of $3.7 million for the year ended December 31, 2018.

Interest Expense

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Interest expense	$1,403	$908	$1,633	$495	$(725)

Interest expense consists primarily of interest on our credit facilities and amortization of deferred financing fees associated with these facilities.

Year ended December 31, 2018 compared with year ended December 31, 2017

Interest expense increased $495,000 primarily due to higher average outstanding borrowings in the current period compared to the prior period.

Year ended December 31, 2017 compared with year ended December 31, 2016

Interest expense decreased $725,000 primarily due to a 1.5% interest rate reduction from our debt refinance in April 2017 and a lower principal balance on our long-term debt.

Other Income, Net

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Other income, net	$808	$508	$616	$300	$(108)

Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments, remeasurement gains and losses on foreign currency and, in periods prior to our initial public offering, changes in the fair value of outstanding redeemable convertible preferred stock warrants. Changes in other income, net for both comparative periods were similar.

Income Tax Benefit (Expense)

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Income tax benefit (expense)	$233	$97	$(168)	$136	$265

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax benefit for both 2018 and 2017 was primarily due to the enactment-date effects of the Tax Cuts and Jobs Act of 2017 that included adjusting deferred tax assets and liabilities. Changes in income tax benefit (expense) for both comparative periods were similar.

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

Adjusted EBITDA

We define adjusted EBITDA differently in this report than we have in the past, due to restructuring costs recorded in the first quarter of 2018 and independent investigation costs recorded in the third quarter of 2018. We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding the effects of stock-based compensation; depreciation and amortization; restructuring costs; investigation costs; other income, net; interest expense; and income tax benefit (expense). Restructuring costs relate to us initiating an effort in the first quarter 2018 to reduce headcount and sublease office space to align our strategic and financial objectives and to optimize resources for long-term growth. Investigation costs relate to third-party investigation costs incurred in relation to a complaint filed by a former employee. We have excluded from adjusted EBITDA the net restructuring and investigation costs because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	Change	Change
Net loss	$(35,231)	$(17,322)	$(1,673)	$(17,909)	$(15,649)
Adjustments:
Other income, net	(808)	(508)	(616)	(300)	108
Interest expense	1,403	908	1,633	495	(725)
Income tax benefit (expense)	(233)	(97)	168	(136)	(265)
Depreciation and amortization	4,534	3,950	2,869	584	1,081
Stock-based compensation	11,317	7,428	2,765	3,889	4,663
Restructuring costs	3,749	—	—	3,749	—
Investigation costs	1,449	—	—	1,449	—
Adjusted EBITDA	$(13,820)	$(5,641)	$5,146	$(13,377)	$(10,787)

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) differently in this report than we have in the past, due to restructuring costs recorded in the first quarter of 2018 and independent investigation costs recorded in the third quarter of 2018. We define non-GAAP net income (loss) as net income (loss) determined in accordance with GAAP, excluding the effects of stock-based compensation; depreciation and amortization; restructuring costs; investigation costs (for more information about restructuring and investigation costs, please refer to the description in adjusted EBITDA above); amortization of debt issuance costs, including write-off of unamortized debt issuance costs; change in the fair value of preferred stock-warrant liability; and non-cash income tax benefit (expense). We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of future income tax liabilities by utilizing our deferred tax assets, which comprise primarily federal net-operating-loss carryforwards and federal research and experimentation credit carryforwards. We have excluded from non-GAAP net income (loss) the net restructuring and investigation costs because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Year Ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands, except per share data)	2018	2017	2016	Change	Change
Net loss	$(35,231)	$(17,322)	$(1,673)	$(17,909)	$(15,649)
Adjustment:
Depreciation and amortization	4,534	3,950	2,869	584	1,081
Stock-based compensation	11,317	7,428	2,765	3,889	4,663
Restructuring costs	3,749	—	—	3,749	—
Investigation costs	1,449	—	—	1,449	—
Change in the fair value of preferred stock warrant liability	—	—	(559)	—	559
Amortization of debt issuance costs, including write-off of unamortized debt issuance costs	75	95	239	(20)	(144)
Non-cash income tax expense	(404)	(231)	91	(173)	(322)
Non-GAAP net income (loss)	$(14,511)	$(6,080)	$3,732	$(8,431)	$(9,812)

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for the last eight quarters. In the opinion of management, these data have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report, and reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the data. The results of historical periods are not indicative of expectations for any future period. You should read these data together with our audited consolidated financial statements and the related notes included elsewhere in this report.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands, except percentages)
Statements of Operations Data:
Revenue	$34,618	$34,405	$28,542	$25,068	$26,863	$32,599	$34,111	$31,727
Cost of revenue	18,307	17,857	14,882	13,306	13,854	15,606	15,940	14,959
Gross profit	16,311	16,548	13,660	11,762	13,009	16,993	18,171	16,768
Gross margin	47.1%	48.1%	47.9%	46.9%	48.4%	52.1%	53.3%	52.9%
Operating expenses:
Research and development expense	8,998	8,804	8,363	8,003	8,912	8,846	7,119	7,343
Sales and marketing expense	8,188	7,864	8,023	8,859	9,092	8,107	7,044	7,336
General and administrative expense	5,318	6,695	5,061	5,225	4,529	4,723	4,822	4,087
Restructuring costs (benefits)	—	—	(178)	3,927	—	—	—	—
Total operating expenses	22,504	23,363	21,269	26,014	22,533	21,676	18,985	18,766
Loss from operations	(6,193)	(6,815)	(7,609)	(14,252)	(9,524)	(4,683)	(814)	(1,998)
Other income (expense), net	247	204	267	90	(55)	105	189	269
Interest expense	(433)	(390)	(351)	(229)	(4)	(223)	(307)	(374)
Loss before income taxes	(6,379)	(7,001)	(7,693)	(14,391)	(9,583)	(4,801)	(932)	(2,103)
Income tax benefit (expense)	392	(69)	(39)	(51)	249	(50)	(45)	(57)
Net loss	(5,987)	$(7,070)	$(7,732)	$(14,442)	$(9,334)	$(4,851)	$(977)	$(2,160)
Net loss per share attributable to common stockholders — basic and diluted	$(0.28)	$(0.33)	$(0.36)	$(0.68)	$(0.45)	$(0.23)	$(0.05)	$(0.11)
Weighted-average shares used to compute net loss per shares attributable to common stockholders
Basic	21,477	21,403	21,333	21,125	20,907	20,826	20,636	20,344
Diluted	21,477	21,403	21,333	21,125	20,907	20,826	20,636	20,344

Seasonality

We typically renegotiate pricing with many of our endpoint IC customers with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter when compared with prior periods. The impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be lower in the fourth quarter than the third quarter.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years.

While we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors (e.g., the timing of large deployments, supply constraints, etc.) that can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $56.1 million consisting of cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, corporate bonds and notes and money market funds. As of December 31, 2018, we had working capital of $98.2 million.

Historically, we funded our operations principally through cash generated from our operations, the issuance of equity securities or the borrowing of debt under our senior credit facility. In 2018, 2017 and 2016, our principal uses of cash were funding operations, debt service payments, and capital expenditures. We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Sources of Funds

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, in connection with any future acquisitions, we may pursue additional funding which may be in the form of additional debt, equity or equity-linked financing or a combination thereof. We can provide no assurance that any additional financing will be available to us on acceptable terms.

Senior Credit Facility

In March 2018, we amended our senior credit facility, to, among other things, extend the maturity date of the revolving credit facility to March 5, 2020, and provide for a new $20.0 million term loan. We drew down $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The new term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We retain the ability to prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020. The amendment also amended the financial covenants under the senior credit facility such that if our cash in accounts maintained with the lender, plus available revolver borrowings, falls below $60.0 million for the period beginning on March 5, 2018 and ending on December 31, 2018, or $55.0 million for the period beginning on January 1, 2019 and at all times thereafter, we must comply with an amended covenant to not exceed maximum adjusted EBITDA loss thresholds that vary by period and the existing minimum liquidity ratio, each determined in accordance with the terms of the senior credit facility.

In August 2018, we amended our senior credit facility to provide for a $4.0 million equipment advance which we will use solely to purchase equipment. The equipment advance will amortize over 48 months, beginning September 1, 2018 and mature on August 1, 2022. We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020. This amendment did not cause changes to financial covenants under the senior credit facility.

At December 31, 2018, $23.7 million of term loan and equipment loans were outstanding under our senior credit facility, excluding unamortized debt issuance costs of $104,000. The blended interest rate under our senior credit facility was 6.3% at December 31, 2018.

For information on our debt facilities, please refer to Note 8 to our consolidated financial statements included elsewhere in this report.

Use of Funds

Our principal uses of cash are our operating expenses, inventory purchases, debt repayment and other working capital requirements.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(11,777)	$(35,886)	$(9,497)
Net cash provided by (used in) investing activities	(5,666)	21,398	(70,633)
Net cash provided by financing activities	15,688	137	103,645

Operating Cash Flows

For the year ended December 31, 2018, net cash used in operating activities was $11.8 million. This cash usage was driven by a net loss (offset by non-cash adjustments) of $20.6 million, offset by a working capital contribution of $8.8 million. The working capital contribution was primarily due to lower cash usage in product inventory and higher cash collection in accounts receivable due to the timing of when amounts came due.

For the year ended December 31, 2017, net cash used in operating activities was $35.9 million. This cash usage was driven by a working capital usage of $30.1 million and a net loss (offset by non-cash adjustments) of $5.8 million. The working capital usage was primarily due to higher cash usage in product inventory and lower cash collections in accounts receivable due to the timing of when amounts came due.

For the year ended December 31, 2016, net cash used in operating activities was $9.5 million. This cash usage was primarily driven by a working capital usage of $13.2 million offset by a net income (offset by non-cash adjustments) of $3.7 million. The working capital usage was primarily due to higher cash usage in product inventory.

Investing Cash Flows

For the year ended December 31, 2018, net cash used in investing activities was $5.7 million. This cash usage consisted of investments and equipment purchases of $51.7 million and $6.4 million, respectively. These investments and equipment purchases were partially offset by investment maturities of $52.4 million.

For the year ended December 31, 2017, net cash provided by investing activities was $21.4 million. This cash benefit was driven by investment maturities of $77.1 million. These maturities were partially offset by investments and equipment purchases of $49.1 million and $6.6 million, respectively.

For the year ended December 31, 2016, net cash used in investing activities was $70.6 million. This cash usage consisted of investments and equipment purchases of $67.1 million and $3.5 million, respectively.

Financing Cash Flows

For the year ended December 31, 2018, net cash provided by financing activities was $15.7 million. This cash benefit consisted of proceeds of $16.4 million from the term loan and $2.7 million from stock-options exercises as well as from employee stock purchases under our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.5 million of principal under our senior credit facility and payments of $0.9 million for capital-lease financing obligations.

For the year ended December 31, 2017, net cash provided by financing activities was $137,000. This cash benefit consisted of proceeds of $4.7 million from stock-options exercises and from employee stock purchases under our employee stock purchase plan. These proceeds were partially offset by payments of $600,000 for offering costs, $1.1 million for capital lease financing obligations, and indebtedness repayments of $2.8 million of principal under our senior credit facility.

For the year ended December 31, 2016, net cash provided by financing activities was $103.6 million. This cash benefit consisted of proceeds from public offerings of $108.1 million, net of offering costs of $10.4 million paid in 2016, offering costs of $322,000 paid in 2015 and unpaid offering costs of $626,000 at December 31, 2016; proceeds from borrowings of $61.4 million; proceeds from the exercise of stock options and warrants of $662,000; all offset by indebtedness repayments of $65.3 million of principal under our senior credit facility and payments of $1.2 million for capital lease financing obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility (1)	$26,284	$7,349	$16,580	$2,355	$—
Capital lease obligations	845	575	270	—	—
Operating lease obligations
Operating lease obligations	31,953	4,661	9,432	7,913	9,947
Sublease income	(5,455)	(1,088)	(2,787)	(1,580)	—
Net operating lease commitments	26,498	3,573	6,645	6,333	9,947
Purchase commitments (2)	11,063	10,330	733	—	—
Total	$64,690	$21,827	$24,228	$8,688	$9,947

(1) Senior credit facility includes estimated interest payments assuming a change in interest rates only for the conclusion of contractual interest only periods over the term of the repayment periods. As of December 31, 2018, we had principal outstanding under our senior credit facility of $23.7 million with a blended interest rate of 6.3%.

(2) Purchase commitments consist primarily of non-cancelable commitments to purchase $9.6 million of inventory as of December 31, 2018, as well as non-cancelable software license agreements with vendors.

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

Revenue Recognition

We generate revenue primarily from sales of hardware products. We also generate revenue from software, extended warranty, enhanced maintenance, support services, and nonrecurring engineering development services, all of which are not material.

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled-to in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component. Any variable consideration, which consists primarily of sales incentives, is recognized as a reduction of revenue at the time of revenue recognition. Sales incentives are estimated at the time of revenue recognition and updated at the end of each reporting period as additional information becomes available.

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when control is transferred. Additionally, we sell standalone operating-system and other software that configures, manages and controls readers and gateways and performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses for a specified term, which differ mainly in the duration over which the customer benefits from the software. Consequently, we recognize revenue for standalone software at the point in time when the software is made available to the customer.

Our contracts with customers with multiple performance obligations generally include a combination of hardware products, standalone software, extended warranty and enhanced maintenance and support services. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling-price basis. In instances where the standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin. Amounts allocated to extended warranty and enhanced maintenance sold with our reader and gateway products are deferred and recognized on a straight-line basis over the term of the arrangement, which is typically from one to three years. Amounts allocated to support services sold with our reader and gateway products are deferred and recognized when control of the promised services is transferred to our customers.

For nonrecurring engineering development agreements that involve significant production, modification or customization of our products, we generally recognize revenue over the performance period using the cost-input method because it best depicts the transfer of services to the customer. We receive payments under these agreements based on a billing schedule. Contract assets relate to our conditional right to consideration for our completed performance under these agreements. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability, or deferred revenue relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the contract. For the periods presented in this report, our contract assets, deferred revenue and the value of unsatisfied performance obligations for nonrecurring engineering development agreements are not material.

Payment terms range from 30 to 120 days. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Practical Expedients and Exemptions: We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Inventory

Inventory consists of raw materials, work-in-progress and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using the average costing method, which approximates the first-in, first-out method. We establish reserves for excess and obsolete inventory based on our analysis of inventory levels and future sales demand and market conditions. We charge inventory reserves to write down our inventory through cost of revenue. Estimating the value of our inventory requires considerable judgment. Changes in our estimates and assumptions could have a material impact on our results of operations, financial position and cash flows.

We recorded inventory excess and obsolescence charges for the year ended December 31, 2018, which had an unfavorable net impact of 1.2% on our gross margin for 2018. The inventory excess and obsolescence charges were primarily related to European Commission approval of RAIN spectrum expansion, which may slow demand for existing EU reader and gateway products that do not leverage the additional spectrum. Inventory excess and obsolescence charges were not material for the years ended December 31, 2017 and 2016.

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

Our realization of the benefits of the NOLs and credit carryforwards depends on sufficient taxable income in future years. We have established a valuation allowance against the carrying value of our deferred tax assets, as it is currently more likely than not that we will not be able to realize these deferred tax assets. In addition, using NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. Events that cause limitations in the amount of NOLs that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Code Sections 382 and 383, over a three-year period. Utilization of our NOLs and tax credit carryforwards could be significantly reduced if a cumulative ownership change of more than 50% has occurred in our past or occurs in our future.

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to 2000.

Stock-Based Compensation

We measure stock-based compensation cost on the grant date, based on the estimated fair value of the award using the Black-Scholes option-pricing model and recognized as an expense over the employee’s requisite service period on a straight-line basis. We expect to continue to grant stock awards pursuant to our 2016 Equity Incentive Plan and to allow employees to purchase shares of our common stock pursuant to our 2016 Employee Stock Purchase Plan.

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

Our Black-Scholes option-pricing model requires us to use highly subjective assumptions, including the expected volatility of the price of our common stock, the expected term of the award, risk-free interest rates, the expected dividend yield of our common stock and, for the period prior to our IPO, the fair value of the underlying common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and, as a consequence, we must use different assumptions then our stock-based compensation expense could be materially different in the future.

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

We had cash, cash equivalents and short-term investments of $56.1 million and $58.1 million as of December 31, 2018 and 2017, respectively. Our investments are exposed to market risk due to fluctuations of prevailing interest rates, that may reduce the yield on our investments or their fair value. Because our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of December 31, 2018, our borrowings under our senior credit facility had a blended rate of 6.3%. A hypothetical 100 basis-point increase in interest rates would result in an additional $407,000 in interest expense until the scheduled maturity date in 2022.

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

Foreign Currency Exchange Risk

Our foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the consolidated statements of operations. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 8. Financial Statements and Supplementary Data

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of changes in redeemable convertible preferred stock, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion..

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 28, 2019

We have served as the Company’s auditor since 2003.

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$17,530	$19,285
Short-term investments	38,543	38,831
Accounts receivable, net of allowances of $551 and $3,625 at December 31, 2018 and 2017, respectively	18,462	22,244
Inventory	44,725	47,083
Prepaid expenses and other current assets	1,954	2,359
Total current assets	121,214	129,802
Property and equipment, net	19,778	18,110
Other non-current assets	196	241
Goodwill	3,881	3,881
Total assets	$145,069	$152,034
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,643	$4,666
Accrued compensation and employee related benefits	7,409	5,729
Accrued liabilities	2,887	3,162
Current portion of restructuring liabilities	582	—
Current portion of long-term debt	5,930	4,088
Current portion of capital lease obligations	523	936
Current portion of deferred rent	402	628
Current portion of deferred revenue	649	714
Total current liabilities	23,025	19,923
Long-term debt, net of current portion	17,633	5,500
Capital lease obligations, net of current portion	258	745
Long-term liabilities — other	304	532
Long-term restructuring liabilities	487	—
Deferred rent, net of current portion	5,294	5,891
Deferred revenue, net of current portion	185	501
Total liabilities	47,186	33,092
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 21,492 and 20,973 shares issued and outstanding at December 31, 2018 and 2017, respectively	21	21
Additional paid-in capital	337,627	323,482
Accumulated other comprehensive loss	(9)	(36)
Accumulated deficit	(239,756)	(204,525)
Total stockholders' equity	97,883	118,942
Total liabilities and stockholders' equity	$145,069	$152,034

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$122,633	$125,300	$112,287
Cost of revenue	64,352	60,359	52,834
Gross profit	58,281	64,941	59,453
Operating expenses:
Research and development expense	34,168	32,220	25,185
Sales and marketing expense	32,934	31,579	22,330
General and administrative expense	22,299	18,161	12,426
Restructuring costs	3,749	—	—
Total operating expenses	93,150	81,960	59,941
Loss from operations	(34,869)	(17,019)	(488)
Other income, net	808	508	616
Interest expense	(1,403)	(908)	(1,633)
Loss before income taxes	(35,464)	(17,419)	(1,505)
Income tax benefit (expense)	233	97	(168)
Net loss	$(35,231)	$(17,322)	$(1,673)
Less: Accretion of preferred stock	—	—	(6,258)
Net loss attributable to common stockholders	$(35,231)	$(17,322)	$(7,931)
Net loss per share attributable to common stockholders — basic and diluted	$(1.65)	$(0.84)	$(0.74)
Weighted-average shares outstanding — basic and diluted	21,334	20,680	10,778

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(35,231)	$(17,322)	$(1,673)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	27	(26)	(10)
Total other comprehensive income (loss)	27	(26)	(10)
Comprehensive loss	$(35,204)	$(17,348)	$(1,683)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock

(in thousands)

	Series 1		Series 2		Total
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2015	5,334	$60,184	2,552	$37,779	$97,963
Accretion of redeemable convertible preferred stock	—	6,258	—	—	6,258
Issuance of preferred stock upon exercise of preferred stock warrants	—	—	106	1,863	1,863
Conversion of preferred stock into common stock at initial public offering	(5,334)	(66,442)	(2,658)	(39,642)	(106,084)
Balance at December 31, 2016	—	—	—	—	—
Balance at December 31, 2017	—	—	—	—	—
Balance at December 31, 2018	—	$—	—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2015	4,382	$4	$100,276	$(185,315)	$—	$(85,035)
Issuance of common stock	197	—	453	—	—	453
Stock-based compensation	—	—	2,765	—	—	2,765
Accretion of preferred stock	—	—	(6,258)	—	—	(6,258)
Conversion of preferred stock warrants into common stock warrants at initial public offering	—	—	505	—	—	505
Common stock issued in connection with net exercises of common stock warrants	55	—	—	—	—	—
Conversion of preferred stock into common stock at initial public offering	8,655	9	106,075	—	—	106,084
Issuance of common stock from public offerings, net of issuance costs	7,047	7	107,185	—	—	107,192
Net cumulative effect adjustment upon adoption of share-based payment guidance to account for forfeitures as they occur	—	—	215	(215)	—	—
Net loss	—	—	—	(1,673)	—	(1,673)
Other comprehensive loss	—	—	—	—	(10)	(10)
Balance at December 31, 2016	20,336	20	311,216	(187,203)	(10)	124,023
Issuance of common stock	637	1	4,838	—	—	4,839
Stock-based compensation	—	—	7,428	—	—	7,428
Net loss	—	—	—	(17,322)	—	(17,322)
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance at December 31, 2017	20,973	21	323,482	(204,525)	(36)	118,942
Issuance of common stock	519	—	2,828	—	—	2,828
Stock-based compensation	—	—	11,317	—	—	11,317
Net loss	—	—	—	(35,231)	—	(35,231)
Other comprehensive income	—	—	—	—	27	27
Balance at December 31, 2018	21,492	$21	$337,627	$(239,756)	$(9)	$97,883

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(35,231)	$(17,322)	$(1,673)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,534	3,950	2,869
Stock-based compensation	11,317	7,428	2,765
Non-cash restructuring benefit	(454)	—	—
Accretion of discount or amortization of premium on short-term investments	(419)	70	31
Revaluation of warrant liability	—	—	(559)
Amortization and write-off of debt issuance costs	75	95	239
Deferred income taxes	(395)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,782	(4,822)	(4,515)
Inventory	2,358	(19,349)	(15,897)
Prepaid expenses and other assets	473	439	(1,759)
Deferred revenue	(381)	(196)	17
Deferred rent	(260)	1,191	86
Accounts payable	326	(2,836)	3,883
Accrued compensation and employee related benefits	1,819	(1,735)	3,462
Accrued liabilities	(390)	(2,799)	1,554
Restructuring liabilities	1,069	—	—
Net cash used in operating activities	(11,777)	(35,886)	(9,497)
Investing activities:
Purchases of investments	(51,651)	(49,125)	(67,103)
Proceeds from maturities of investments	52,352	77,075	—
Purchases of property and equipment	(6,367)	(6,552)	(3,530)
Net cash provided by (used in) investing activities	(5,666)	21,398	(70,633)
Financing activities:
Proceeds from public offerings, net of offering costs	—	—	108,096
Payments on capital lease financing obligations	(900)	(1,147)	(1,229)
Payments on term loans	(2,451)	(2,772)	(65,320)
Proceeds from term loans, net of debt issuance costs	16,350	—	61,436
Proceeds from exercise of stock options and employee stock purchase plan	2,689	4,656	600
Proceeds from exercise of warrants	—	—	62
Payments of deferred offering costs	—	(600)	—
Net cash provided by financing activities	15,688	137	103,645
Net increase (decrease) in cash and cash equivalents	(1,755)	(14,351)	23,515
Cash and cash equivalents
Beginning of period	19,285	33,636	10,121
End of period	$17,530	$19,285	$33,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,179	$814	$1,503
Supplemental disclosure of non-cash financing and investing activities:
Accretion on preferred stock	$—	$—	$6,258
Vesting of early exercise stock options	139	183	167
Additions to property and equipment through capital lease	—	—	341
Accrued not yet paid offering costs	—	—	626
Purchases of property and equipment not yet paid	513	579	1,538
Write-off of fully depreciated property and equipment	3,105	592	1,571
Conversion of convertible preferred stock to common stock	—	—	106,084
Conversion of convertible preferred stock warrants to common stock warrants	—	—	505

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Impinj’s platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint ICs, reader ICs, modules, readers, gateways and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP.

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

Offering Costs

Offering costs, consisting of legal, accounting and other fees and costs related to our public offerings, were capitalized. Total offering costs of approximately $4.1 million were deferred through the completion of the public offerings and upon closing of each of the public offerings in 2016 were reclassified to additional paid-in capital as a reduction of the proceeds. There were no deferred offering costs as of December 31, 2018 and 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, reserve for sales returns, collectability of accounts receivable, estimated costs to complete development contracts, warranty obligations, deferred revenue, sales incentives, inventory excess and obsolescence, depreciable lives of fixed assets, the determination of the fair value of stock awards and compensation and employee related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

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

	Year Ended December 31,
	2018	2017	2016
Revenue:
Avery Dennison	22%	18%	14%
Smartrac	17	14	16
Arizon	10	13	11
Shang Yang	*	*	10
Blue Star	*	10	*
	49%	55%	51%
* Less than 10%

	As of December 31,
	2018	2017
Accounts Receivable:
Smartrac	21%	17%
Avery Dennison	14	*
Blue Star	13	11
Arizon	10	*
Shang Yang	*	10
Invengo	*	10
	58%	48%
* Less than 10%

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

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Our cash equivalents include only investments with an original or remaining maturity of three months or less at the date of purchase. We regularly maintain cash in excess of federally insured limits at financial institutions.

Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. As the investments are available to support current operations, contractual maturities of our available-for-sale securities are due in one year or less and are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The gross unrealized gains or losses on short-term investments as of December 31, 2018 and 2017 were not material. We did not identify any investments as other-than-temporarily impaired as of December 31, 2018 or 2017.

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

Investments — Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper and treasury bills. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and write off the receivable and corresponding allowance when accounts are ultimately determined to be uncollectible. Bad debt expense is included in general and administrative expenses. For the periods presented in this report, bad debt expense was not material.

The allowance for sales returns is our best estimate based on historical experience and currently available evidence. We record changes in our estimate to the allowance for sales returns through revenue and relieve the allowance when product returns are received. In 2017, we reserved for $3.2 million related to a product exchange that we completed in the first quarter of 2018. The following table summarizes our allowance for sales returns (in thousands):

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return	Balance at End of Year
Allowance for sales returns:
During year ended December 31, 2018	$3,282	$34	$(3,249)	$67
During year ended December 31, 2017	63	3,250	(31)	3,282
During year ended December 31, 2016	128	—	(65)	63

The allowance for price concession is our best estimate based on historical experience. For the periods presented, price concession are not material and are not included in the table above.

Inventory

Inventory consists of raw materials, work-in-progress and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using the average costing method, which approximates the first-in, first-out method. We establish reserves for excess and obsolete inventory based on our analysis of inventory levels and future sales demand and market conditions. We charge inventory reserve to write down our inventory through cost of revenue. Estimating the value of our inventory requires considerable judgment. Changes in our estimates and assumptions could have a material impact on our results of operations, financial position and cash flows.

We recorded inventory excess and obsolescence charges for the year ended December 31, 2018, which had an unfavorable net impact of 1.2% on our gross margin for 2018. The inventory excess and obsolescence charges were primarily related to European Commission approval of RAIN spectrum expansion, which may slow demand for existing EU reader and gateway products that do not leverage the additional spectrum. Inventory excess and obsolescence charges were not material for the years ended December 31, 2017 and 2016.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Category	Useful Life
Laboratory equipment	2 to 5 years
Computer equipment and software	2 to 5 years
Furniture and fixtures	3 to 7 years
Equipment acquired under capital leases	3 to 7 years
Leasehold improvements	Shorter of lease term or expected useful life

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Goodwill

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. We perform an annual impairment assessment of goodwill at the reporting unit level as of September 30, or more frequently if indicators of potential impairment exist. Our annual impairment assessment requires a comparison of the fair value of our reporting unit to the carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying value of a reporting unit is greater than its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, we will consider the income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

Revenue Recognition

We generate revenue primarily from sales of hardware products. We also generate revenue from software, extended warranty, enhanced maintenance, support services, and nonrecurring engineering development services, all of which are not material.

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

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when control is transferred. Additionally, we sell standalone operating system and other software that configures, manages and controls readers and gateways and performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses for a specified term, which differ mainly in the duration over which the customer benefits from the software. Consequently, we recognize revenue for standalone software at the point in time when the software is made available to the customer.

Our contracts with customers with multiple performance obligations generally include a combination of hardware products, standalone software, extended warranty and enhanced maintenance and support services. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling-price basis. In instances where the standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin. Amounts allocated to extended warranty and enhanced maintenance sold with our reader and gateway products are deferred and recognized on a straight-line basis over the term of the arrangement, which is typically from one to three years. Amounts allocated to support services sold with our reader and gateway products are deferred and recognized when control of the promised services is transferred to our customers.

For nonrecurring engineering development agreements that involve significant production, modification or customization of our products, we generally recognize revenue over the performance period using the cost-input method because it best depicts the transfer of services to the customer. We receive payments under these agreements based on a billing schedule. Contract assets relate to our conditional right to consideration for our completed performance under these agreements. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability, or deferred revenue, relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the contract. For the periods presented in this report, our contract assets, deferred revenue and the value of unsatisfied performance obligations for nonrecurring engineering development agreements are not material.

Payment terms range from 30 to 120 days. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Practical Expedients and Exemptions: We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. A liability is recorded for the estimated cost of product warranties based on historical claims, product failure rates and other factors when the related revenue is recognized. We review these estimates periodically and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2018 and 2017 were not material.

Research and Development Costs

Research and development expense consists primarily of salaries, related benefits expense and stock-based compensation expense for our product development personnel; external consulting and service costs; prototype materials; other new product development costs; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs.

Foreign Currency

Our foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the consolidated statements of operations.

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

Our realization of the benefits of the NOLs and credit carryforwards depends on sufficient taxable income in future years. We have established and recorded a full valuation allowance against the carrying value of our deferred tax assets, as it currently more likely than not that we will not be able to realize these deferred tax assets. In addition, using NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the U.S. Internal Revenue Code, or the Code, and similar state provisions. Events that cause limitations in the amount of NOLs that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Code Sections 382 and 383, over a three-year period. Utilization of our NOLs and tax credit carryforwards could be significantly reduced if a cumulative ownership change of more than 50% has occurred in our past or occurs in our future.

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to 2000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act, (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The effects of the Tax Act are discussed in Note 6 of the notes to our consolidated financial statements.

Stock-Based Compensation

We have equity incentive plans that are more fully described in “Note 10 Stock-Based Awards”.

We measure stock-based compensation cost on the grant date, based on the estimated fair value of the award using the Black-Scholes option-pricing model and recognized as an expense over the employee’s requisite service period on a straight-line basis. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we must use different assumptions then, our stock-based compensation expense could be materially different in the future. We have not paid and do not anticipate paying cash dividends on common stock; therefore, the expected dividend yield is assumed to be zero. Beginning on January 1, 2017, we elected to account for forfeitures as they occur.

We also use the Black-Scholes option-pricing model to determine the fair value of each common share issued under the Employee Stock Purchase Plan, or the ESPP. The fair value for the ESPP grants is determined on the first day of each offering period.

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

Net Loss per Share Attributable to Common Stockholders

Net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. We have outstanding stock options, unvested common stock subject to repurchase, warrants and convertible preferred stock, which are included in the calculation of diluted net loss attributable to common stockholders per share if their effect would be dilutive.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new revenue standard on January 1, 2018 utilizing the full retrospective transition method. Revenue recognition related to our hardware products, standalone software, extended warranty, enhanced maintenance services and nonrecurring engineering development agreements, and recognition of cost of sales commissions is substantially unchanged. The primary impact of adopting the new standard relates to software license revenue that is recognized at the time of delivery, rather than ratably over the subscription period. Unrecognized software license revenue at December 31, 2017 and 2016 was not material. As adoption of the standard had no material impact on our consolidated financial position, results of operations or cash flows, we did not restate each prior reporting period presented in the period of initial application.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.

We plan to adopt the new lease standard on January 1, 2019 using the effective date modified retrospective transition method. As a result of this adoption, we expect to record right-of-use assets and lease liabilities on our consolidated balance sheet on January 1, 2019 and no prior reporting period presented will be restated. While we continue to assess all potential impacts of this new standard, we do not expect a material impact to results of operations or cash flows. Upon adoption of this new guidance, we will not need to implement new information technology systems.

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

In June 2018, the FASB issued guidance on improvements to nonemployee share-based payment accounting that requires companies to account for share-based payments granted to nonemployees similarly to share-based payments granted to employees. This guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. We plan to adopt this standard on January 1, 2019 and we do not expect the adoption of this guidance to impact our financial positions, results of operations or cash flows.

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019, including the interim periods within those fiscal years. Early adoption of this guidance is permitted. We plan to early adopt this guidance prospectively effective January 1, 2019 and do not expect the adoption of this guidance to impact our financial positions, results of operations or cash flows.

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$11,896	$—	$11,896	$10,393	$—	$10,393
Commercial paper	—	—	—	—	1,000	1,000
Total cash equivalents	11,896	—	11,896	10,393	1,000	11,393
Short-term investments:
U.S. government agency securities	—	7,482	7,482	—	13,970	13,970
Corporate notes and bonds	—	3,736	3,736	—	7,503	7,503
Commercial paper	—	9,943	9,943	—	8,972	8,972
Treasury bills	—	17,382	17,382	—	8,386	8,386
Total short-term investments	—	38,543	38,543	—	38,831	38,831
Total	$11,896	$38,543	$50,439	$10,393	$39,831	$50,224

We did not have any Level 3 assets as of December 31, 2018 or 2017. There were no liabilities measured at fair value as of December 31, 2018 or 2017.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Raw materials	$3,858	$1,351
Work-in-process	13,671	15,647
Finished goods	27,196	30,085
Total Inventory	$44,725	$47,083

Note 5. Property and Equipment

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Laboratory equipment	$14,505	$11,223
Computer equipment and software	4,626	4,213
Furniture and fixtures	1,138	1,117
Equipment acquired under capital leases	3,972	4,468
Leasehold improvements	10,551	10,676
	34,792	31,697
Less: Accumulated depreciation	(15,014)	(13,587)
	$19,778	$18,110

Depreciation expense, which includes amortization of leased assets, was $4.5 million, $4.0 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net book value of property and equipment acquired under capital leases was $1.1 million and $1.7 million at December 31, 2018 and 2017, respectively.

Note 6. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(23)	(8)	(15)
Foreign	(140)	(126)	(63)
	(163)	(134)	(78)
Deferred:
U.S. - Federal	404	241	(91)
U.S. - State	(8)	(10)	1
Foreign	—	—	—
	396	231	(90)
Total income tax benefit (expense)	$233	$97	$(168)

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries of December 31, 2018 as we intend to permanently reinvest future such earnings outside the United States. The amount of the unrecognized deferred tax liability, if incurred, would be expected to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2018	2017	2016
U.S. Statutory Rate	21.0%	34.0%	34.0%
Change in valuation allowance	(20.6)	56.4	(11.8)
State taxes (net of federal benefit)	0.5	1.9	(4.4)
Federal research and development credit	4.1	7.1	67.4
Incentive stock options	(2.9)	12.5	(46.2)
Unrecognized tax benefits	(1.0)	(3.5)	(47.1)
Preferred stock warrant revaluation	—	—	12.6
Impact of Tax Cuts and Jobs Act of 2017	—	(113.5)	—
Return to provision - deductible transaction costs	—	5.6	—
Other, net	(0.4)	0.1	(15.5)
Effective income tax rate	0.7%	0.6%	(11.0%)

We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S. but recognize deferred income tax expense in the U.S. solely based on the amortization of goodwill. Our net deferred tax liability attributable to the amortization of goodwill for tax purposes decreased during the year due to the creation of indefinite net operating loss carryforwards in the current year, which can be partially realized as a result of the deferred tax liability associated with the tax amortization of goodwill.

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Net operating loss carryforwards	$34,279	$27,090
Credit carryforwards	8,071	7,478
Capitalized research and development	2,969	3,665
Deferred rent	1,021	1,189
Allowances	1,309	1,466
Deferred compensation	230	218
Deferred revenue	40	108
Stock-based compensation	1,340	525
Other	108	—
Deferred tax assets	49,367	41,739
Less: Valuation allowance	(48,481)	(41,130)
Net deferred tax assets	886	609
Deferred tax liability:
Goodwill	(590)	(532)
Depreciation and amortization	(433)	(609)
Deferred tax liabilities	(1,023)	(1,141)
Net deferred tax liability	$(137)	$(532)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2018 and 2017 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized.

We have accumulated federal tax losses of approximately $159.5 million and $126.4 million, respectively, as of December 31, 2018 and 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $23.8 million and $18.4 million, respectively, as of December 31, 2018 and 2017. Additionally, we have net research and development credit carryforwards of $10.6 million and $9.7 million, respectively, as of December 31, 2018 and 2017, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited.

We are currently not under audit in any tax jurisdiction. Tax years from 2000 through 2018 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that positions might be challenged by taxing authorities despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$2,906	$2,597	$1,878
Gross increase to tax positions in prior periods	—	2	210
Gross increase to tax positions in current periods	253	307	509
Balance at end of period	$3,159	$2,906	$2,597

At December 31, 2018, the total amount of unrecognized tax benefits of $3.2 million is recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act, or the Act, was enacted in the US on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate to 21% from 34%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects. At December 31, 2018, we have completed our accounting for all of the enactment date income tax effects of the Act. In 2018 and 2017, we recorded tax expense related to the enactment-date effects of the Act that included adjusting deferred tax assets and liabilities. The changes to 2017 enactment-date provisional amounts resulted in a tax benefit of $413,000.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income, or GILTI, provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, we made an accounting policy election to treat taxes related to GILTI as a current period expense when incurred.

Note 7. Debt Facilities

Senior Credit Facility

On March 5, 2018, we amended our senior credit facility, to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to March 5, 2020, and provide for a new $20.0 million term loan. We drew down $9.0 million in term-loan borrowings to refinance $7.9 million of term-loan borrowings and $1.1 million of equipment loans and have $11.0 million of term-loan borrowings available for general corporate purposes. The term loan will amortize over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020.

On August 17, 2018, we amended our senior credit facility, to provide for a $4.0 million equipment advance which we will use solely to purchase equipment. The equipment advance will amortize over 48 months, beginning September 1, 2018 and mature on August 1, 2022. We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.

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

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of December 31, 2018. Our obligations under the senior credit facility are collateralized by substantially all of our assets other than intellectual property.

At December 31, 2018, $20.0 million and $3.7 million of term loan and equipment loans were outstanding, respectively, excluding unamortized debt issuance costs of $0.1 million. The weighted average interest rate was 6.3% at December 31, 2018. The following table presents the scheduled principal maturities as of December 31, 2018 (in thousands):

2019	$6,000
2020	7,667
2021	7,667
2022	2,333
Total	$23,667

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

Note 8. Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

Our previously outstanding Series 1 and Series 2 preferred stock included certain redemption provisions which prevented us from including these amounts in stockholders’ equity (deficit). Holders of our Series 1 and Series 2 redeemable convertible preferred stock were entitled to accretion equal to 7% annual interest (non-compounded) on the original price paid per share of the applicable series of preferred stock. We recorded no accretion in 2018 and 2017 and accretion of $6.3 million in 2016 in respect of our outstanding Series 1 and Series 2 redeemable convertible preferred stock. Accretion is generally recorded against distributable earnings. Since we had accumulated losses, we recorded accretion against additional paid-in capital until there was no remaining capital.

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law or by our certificate of incorporation. There was no preferred stock issued and outstanding as of December 31, 2018 or 2017.

Common Stock

As of December 31, 2018, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

The following shares of common stock have been reserved for future issuance as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Option awards outstanding	3,603	2,850
Restricted stock units outstanding	32	12
Common stock reserved under equity incentive plans	1,109	1,221
Common stock reserved under employee stock purchase plan	448	374
Total	5,192	4,457

Note 9. Stock-Based Awards

2016 Equity Incentive Plan

In June 2016, our board of directors adopted and our stockholders approved the 2016 Equity Incentive Plan, or the 2016 Plan, which became effective in July 2016 at which time the 2010 Equity Incentive Plan, or the 2010 Plan, was terminated. Our 2000 Stock Plan was terminated in March 2010. The number of shares of common stock reserved for issuance under the 2016 Plan may increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by the least of (1) 1,825,000 shares; (2) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; and (3) a lesser number of shares determined by our board of directors. The 2016 Plan provides for the grant of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares or performance units to employees, non-employee directors, and consultants.

All options granted under the 2000 Stock Plan, the 2010 Plan and the 2016 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. We generally grant stock options with exercise prices that equal the fair value of the common stock on the date of grant. As allowed under the 2016 Plan, there are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets.

Option Awards

On April 18, 2018, we commenced a voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share equal to or greater than $21.72, whether vested or unvested. All employees (including executive officers but excluding the chief executive officer) who held options and remain employed through the date of grant for new options were eligible to participate in the offer. Members of the board of directors were not eligible to participate. The option exchange program expired on May 16, 2018. Options for an aggregate of approximately 1.0 million shares were tendered by employees, representing 73% of the total shares underlying stock options eligible for exchange.

On May 16, 2018, we granted options for an aggregate of 0.7 million shares in exchange for the eligible options surrendered. The new options were granted under, and subject to, the terms and conditions of the 2016 Plan. The exercise price of the new stock options is $17.33, which was the closing price of our common stock on May 16, 2018. No incremental stock option expense was recognized for the exchange, because the fair value of the surrendered options, as determined based on the Black-Scholes option-pricing model, was equal to or greater than the fair value of the new stock options issued in the exchange.

The following table summarizes option award activity for the year ended December 31, 2018 (in thousands, except per share data and years):

	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2017	2,850	$21.16	8.01	$20,802
Granted or exchanged	2,621	19.97
Exercised	(326)	4.02
Expired	—	—
Forfeited, cancelled or exchanged	(1,542)	30.91
Outstanding at December 31, 2018	3,603	17.67	8.43	7,898
Vested and exercisable at December 31, 2018	953	$10.29	6.11	$6,904

We estimate the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.3% – 3.1%	1.8% – 2.2%	1.1% – 2.1%
Expected dividends yield	None	None	None
Expected volatility	57.7% - 66.1%	52.2% – 59.1%	40.8% – 49.5%
Weighted-average expected life	6.04	6.08	5.78
Weighted-average fair value of options granted	$11.85	$19.15	$9.60

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

To determine the expected life, we generally apply the simplified approach in which the expected life of an award is presumed to be the mid-point between the vesting date and the expiration date of the options as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $4.3 million, $14.9 million and $1.1 million, respectively. The total fair value of options vested was $6.0 million, $3.1 million and $1.4 million during 2018, 2017 and 2016, respectively.

As of December 31, 2018, our total unrecognized stock-based compensation cost related to unvested stock options was $31.3 million, which will be recognized over the weighted-average remaining requisite service period of 3.0 years.

Unvested Shares

Prior to the adoption of our 2016 Plan, we provided employees with the opportunity to early exercise stock options subject to the original vesting schedule of the option. In the event of voluntary or involuntary termination of employment with us, we have an irrevocable and exclusive option to repurchase the unvested portion of the shares at the original exercise price after the termination of employment. We account for cash received in consideration for the purchase of unvested shares of common stock or the early exercise of unvested stock options as a current liability and include it in accrued compensation and employee related benefits on the consolidated balance sheet. The number of unvested shares subject to repurchase outstanding as of December 31, 2018 and 2017 were not material.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2018 (in thousands, except per share data):

	Shares Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	12	$46.53
Granted	80	18.74
Vested	(60)	23.45
Forfeited	—	-
Outstanding at December 31, 2018	32	20.21

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation expense over the vesting period. As of December 31, 2018, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 0.8 years.

Employee Stock Purchase Plan

In 2016, we adopted the 2016 Employee Stock Purchase Plan, or the ESPP, which became effective in July 2016. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to 15% of their eligible compensation. A participant may purchase a maximum of 4,000 shares each six-month period or some lesser number of shares as determined by the IRS rules. The offering periods generally start on the first trading day on or after February 20 and August 20 of each year. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the least of the fair market value of the shares at (1) the first day of the offering period and (2) the end of each purchase period within the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes option-pricing model and is amortized on a straight-line basis over the related offering period. The number of shares reserved for the ESPP may increase each year, beginning on January 1, 2017 and continuing through and including January 1, 2036, by the least of: (1) 1% of the total number of shares of common stock outstanding on the first day of such year; (2) 365,411 shares of common stock; and (3) such amount as determined by our board of directors.

As of December 31, 2018, the total unrecognized stock-based compensation related to the ESPP was $0.3 million and will be recognized on a straight-line basis over the weighted-average remaining service period of 0.1 years.

We estimate the fair value of the ESPP options granted at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.4%	0.7% – 1.1%	0.4%
Expected term	0.3 years	0.5 years	0.5 years
Expected volatility	75.9%	66.5% – 71.2%	61.8%

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$469	$231	$96
Research and development expense	3,663	2,431	983
Sales and marketing expense	4,166	3,113	1,289
General and administrative expense	3,019	1,653	397
Total stock-based compensation expense	$11,317	$7,428	$2,765

Note 10. Commitments and Contingencies

Leases

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, and Thailand, with expiration dates from 2019 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We also hold a lease for approximately 39,000 square feet of commercial office space in Seattle, Washington expiring in 2023, and we have sublet the entire portion of this office through such expiration date.

We recognize rent expense on a straight-line basis over the lease period. Total rent expense under operating leases was $3.1 million, $3.4 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016 respectively.

We lease a portion of our property and equipment under capital leases, which include options allowing us to purchase the equipment at the end of the lease term.

The following table presents future minimum lease payments under operating and capital leases as of December 31, 2018 (in thousands):

	Operating	Capital
2019	$3,573	$575
2020	3,340	270
2021	3,305	—
2022	3,193	—
2023	3,140	—
Thereafter	9,947	—
Total minimum lease payments	$26,498	$845
Less: Portion representing interest		(64)
Present value of capital lease obligations		781
Less: Current portion of capital lease obligations		(523)
Capital lease obligations net of current portion		$258

Indemnifications

In the normal course of business, we may enter into agreements that require us to indemnify either customers or suppliers for specific risks. While we cannot estimate our maximum exposure under these indemnification provisions, to date they have not had a material impact on our consolidated results of operations or financial condition.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of December 31, 2018 and 2017, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Audit Committee Investigation

Following our announcement on August 2, 2018 that the audit committee of our board of directors commenced an independent investigation in connection with a complaint filed by a former employee, several securities class-action and derivative lawsuits were filed against us. On September 12, 2018, we announced that the audit committee, assisted by independent counsel that the committee retained to oversee a thorough and careful investigation, concluded that there was no credible evidence supporting the former employee’s complaint.  Accordingly, the audit committee determined that no additional actions were necessary or warranted with respect to the complaint or the investigation, including that no adjustments to past financial statements were appropriate or required, and that at that time, no further investigatory steps needed to be taken.

Federal Securities Class Actions

On August 7, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and chief operations officer. Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserted claims that our quarterly statement filed on Form 10-Q for the first quarter of 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition. The complaint sought monetary damages, costs and expenses. On October 3, 2018, the plaintiff voluntarily dismissed this complaint on October 3, 2018.

On August 27, 2018, a second class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operations officer and former chief financial officer. Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period in violation of Section 10(b) of the Securities Exchange Act. The complaint seeks monetary damages, costs and expenses.

On October 2, 2018, a third class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operations officer and former chief financial officer. Captioned Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from November 3, 2016 through and including February 15, 2018, asserts claims that we made false or misleading statements about customer demand for our products and inventory in SEC filings, press releases and conference calls in violation of Section 10(b) of the Securities Exchange Act . The complaint seeks monetary damages, costs and expenses.

On January 14, 2019, the U.S. District Court for the Western District of Washington consolidated the Montemarano and Baton Rouge actions and appointed the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as lead plaintiff. On February 13, 2019, lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint alleges that from July 21, 2016 through February 15, 2018, we made false or misleading statements about customer demand and the capability of our products and platform in violation of Section 10(b) of the Securities Exchange Act. Defendants’ motion to dismiss the consolidated amended complaint is due March 19, 2019.

New York State Securities Class Action

On January 31, 2019, a fourth class action complaint for violation of the federal securities laws was filed in the Supreme Court of the State of New York for the County of New York against us, our chief executive officer, chief operations officer, former chief financial officer, members of our board of directors and the underwriters of our July 2016 initial public stock offering, or IPO, and December 2016 secondary public offering, or SPO.  Captioned Plymouth County Retirement System v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of purchasers of our stock pursuant to or traceable to our IPO and SPO, alleges that we made false or misleading statements in the registration statements and prospectuses in those offerings concerning demand for our products and inventory in violation of Section11 of the Securities Act of 1933.

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, chief operations officer, former chief financial officer and certain of our directors. We are a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants.  Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, allege that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions include claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees.

On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these actions until resolution of the federal securities class actions.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $9.6 million of inventory as of December 31, 2018.

Note 11. Restructuring

On February 13, 2018, we began implementing a restructuring to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. As a result of the restructuring, we recorded a restructuring charge of $3.7 million for the year ended December 31, 2018.

The following table summarizes the activity associated with the restructuring (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Other Associated Costs	Total
Balance at December 31, 2017	$—	$—	$—	$—
Restructuring costs	1,133	2,538	78	3,749
Cash payments	(1,039)	(2,017)	(78)	(3,134)
Non-cash benefit, net	—	454	—	454
Balance at December 31, 2018	$94	$975	$—	$1,069

Employee termination benefits primarily include severance and other personnel related expenses. Cease-use costs primarily relate to non-cancellable lease rental obligations, net of sublease rental income and a non-cash net restructuring benefit of $454,000 associated with a write-off of certain leasehold improvement and deferred rent. Other associated costs represent various professional fees incurred as a result of the restructuring. The restructuring plan was substantially completed as of June 30, 2018. The portion of the restructuring liability related to cease-use costs will decrease over the remaining lease period which goes through January 2023.

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on nonrecurring engineering services contracts, represents contracted revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$1,215	$1,411
Deferral of revenue	587	1,476
Recognition of deferred revenue	(968)	(1,672)
Balance at end of period	$834	$1,215

Note 13. Segment Reporting

We have one reportable segment: the development and sale of our products and services. Our reportable segment has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. Our chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

Our chief executive officer reviews information about revenue categories, including endpoint ICs and systems. We define systems as reader ICs, modules, readers, gateways and software The following table presents our revenue categories for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Endpoint ICs	$84,974	$91,699	$86,218
Systems	37,659	33,601	26,069
Total revenue	$122,633	$125,300	$112,287

Our assets are primarily located in the United States and not allocated to any specific geographic region. Therefore, geographic information is presented only for total revenue. Substantially all our long-lived assets are located in the United States.

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

	Year Ended December 31,
	2018	2017	2016
Americas	$30,636	$29,656	$26,401
Asia Pacific	79,290	80,531	73,084
Europe, Middle East and Africa	12,707	15,113	12,802
Total revenue	$122,633	$125,300	$112,287

Total revenue in the United States, included in Americas, was $29.5 million, $28.8 million and $25.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total revenue in China (including Hong Kong), included in Asia Pacific, was $64.3 million, $68.0 million and $59.3 million for the years ended

December 31, 2018, 2017 and 2016, respectively. No sales to countries other than the United States and China accounted for more than 10% of revenue for the years ended December 31, 2018, 2017 and 2016.

Note 14. Net Loss per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share attributable to common stockholders (in thousands, expect per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(35,231)	$(17,322)	$(1,673)
Less: Accretion of preferred stock	—	—	(6,258)
Net loss attributable to common stockholders	$(35,231)	$(17,322)	$(7,931)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	21,334	20,680	10,778
Net loss per share attributable to common stockholders — basic and diluted	$(1.65)	$(0.84)	$(0.74)

The following outstanding options, warrants and shares of preferred stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unvested shares of common stock subject to repurchase	20	48	118
Stock options	3,284	2,911	2,310

Note 15. Retirement Plans

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Reports on Form 10-K a material weakness in our internal control over financial reporting relating to the accounting and financial statement disclosure over complex accounting matters.

Prior to the three-month period ended December 31, 2018, management implemented processes and controls to enhance our internal control over financial reporting related to the accounting and financial statement disclosure of complex accounting matters.  Actions taken to remediate the control included:

•	increasing the depth and experience within our accounting organization;
•	formalization of the process to identify, document, and review complex accounting matters; and
•	enhancing the communication and coordination among our accounting and financial reporting department with expanded cross-functional involvement and input into period-end disclosures

We believe these additional control procedures have strengthened our internal control over financial reporting and addressed the material weakness.

During the fourth quarter of 2018, we completed testing over the operating effectiveness of the controls and have concluded that the material weakness has been remediated as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2018.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	9/2/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	7/11/2016	3.2

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Executive Employment Agreement, dated April 1, 2014, between the registrant and Eric Brodersen	S-1	6/2/2016	10.14

10.13+	First Amendment to Brodersen Employment Agreement, dated February 9, 2015, between the registrant and Eric Brodersen	S-1	6/2/2016	10.15

10.14+	Fein Employment Agreement, dated December 23, 2009, between the registrant and Evan Fein	S-1	6/2/2016	10.16

10.15+	First Amendment to Fein Employment Agreement, dated February 9, 2015, between the registrant and Evan Fein	S-1	6/2/2016	10.17

10.16†	Second Amended and Restated Loan and Security Agreement, dated March 26, 2014, between the registrant and Silicon Valley Bank, as amended by the First Amendment dated September 29, 2014, Second Amendment dated February 4, 2015, the Third Amendment dated April 17, 2015, the Fourth Amendment dated September 25, 2015, the Fifth Amendment dated March 24, 2016 and the Sixth Amendment dated May 27, 2016.	S-1	6/2/2016	10.19

10.16	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2017, by and between Impinj, Inc. and Silicon Valley Bank	8-K	4/26/2017	99.1

10.18	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.18A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.18B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.18C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.19	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.20†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	S-1	6/2/2016	10.24

10.21†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	S-1	6/2/2016	10.25

10.22†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	S-1	6/2/2016	10.26

10.23†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.27

10.24†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.28

10.25†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.29

10.26†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.30

10.27+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.28†	First Amendment to Third Amended and Restated Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated March 5, 2018	10-Q	5/8/2018	10.1
10.29+	Separation Agreement, by and between the registrant and Evan Fein, dated March 30, 2018	10-Q	5/8/2018	10.2
10.30	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.31	Second Amendment to Third Amended and Restated Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated August 17, 2018	10-Q	10/29/2018	10.1
10.32+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett
21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement.

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Impinj, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Impinj, Inc.

Date: February 28, 2019	By:	/s/ Eric Brodersen
Eric Brodersen
President and Chief Operating Officer (principal financial officer and duly authorized signatory)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Diorio, Ph.D. and Eric Brodersen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and in the capacities and on the dates indicated.

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	February 28, 2019
Chris Diorio, Ph.D.

/s/ Eric Brodersen	President and Chief Operating Officer (principal financial officer and duly authorized signatory)	February 28, 2019
Eric Brodersen

/s/ Denise Masters	VP Accounting	February 28, 2019
Denise Masters	(Principal Accounting Officer)

/s/ Peter van Oppen	Chair	February 28, 2019
Peter van Oppen

/s/ Tom A. Alberg	Director	February 28, 2019
Tom A. Alberg

/s/ Clinton Bybee	Director	February 28, 2019
Clinton Bybee

/s/ Gregory Sessler	Director	February 28, 2019
Gregory Sessler

/s/ Theresa Wise	Director	February 28, 2019
Theresa Wise
/s/ Daniel Gibson	Director	February 28, 2019
Daniel Gibson