Form 10-K/A
period 2018-12-31
IMPINJ INC
filed 2019-04-29
CIK 1114995

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of March 31, 2019, 21,627,171 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Impinj, Inc.’s annual report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission, or SEC, on February 28, 2019, or the Original Filing. We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2018, the end of the fiscal year covered by our annual report on Form 10-K.

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

As used in this report, the terms “Impinj,” “the Company,” “we,” “us” and “our” refer to Impinj, Inc., unless the context indicates otherwise.

- i -

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name	Age	Position
Directors
Tom A. Alberg	79	Director
Clinton Bybee	56	Director
Chris Diorio, Ph.D.	57	Director, Chief Executive Officer and Vice Chair
Gregory Sessler	66	Director
Peter van Oppen	66	Director, Chair
Theresa Wise	52	Director
Daniel Gibson	38	Director

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

Daniel Gibson has served has a member of our board of directors since June 2018. He is a founding partner of Sylebra Capital Management, has been a portfolio manager since June 2011 and chief investment officer since January 2018. Sylebra Capital Management is a Hong Kong based investment manager focused on the technology, media and telecom industries globally. Prior to that, Mr. Gibson worked at Coatue Capital from 2008 to 2011 as a partner and analyst. From 2006 to 2008 he was an associate at Calera Capital, a private equity fund based in Boston. He started his career with UBS Investment Bank in New York as a member of the media group. Mr. Gibson received his B.A. in economics from Amherst College. Mr. Gibson was appointed pursuant to a letter agreement between us, Mr. Gibson and Sylebra. Other than as described herein, there are no arrangements or understandings between Mr. Gibson, on the one hand, and us or any other persons, on the other hand, pursuant to which Mr. Gibson was selected as a director. We believe Mr. Gibson’s financial and investment management expertise as well as extensive experience in the semiconductor and consumer industries qualify him to serve as a director.

EXECUTIVE OFFICERS AND MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers as of April 29, 2019. Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Executive Officers
Chris Diorio, Ph.D.	57	Director, Chief Executive Officer and Vice Chair
Eric Brodersen	52	President and Chief Operating Officer
Jeff Dossett	58	Executive Vice President, Sales and Marketing

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

Jeff Dossett has served as our executive vice president of sales and marketing since January 2018. Previously, he served as our senior vice president of marketing and business development from May 2017 to December 2017. Prior to joining us, Mr. Dossett was a strategic advisor for GOOD Worldwide Inc., a global media brand and social impact company, from January 2007 to July 2017 and served as chief executive officer of GOOD Worldwide Inc. from March 2016 to October 2016. From December 2013 to March 2015, he served in various roles at Porch, Inc., an online home services platform, including head of partnerships, corporate development and interim chief financial officer. From October 2010 to May 2013, he served as executive vice president responsible for partnerships and revenue, and from May 2013 to December 2013 as chief revenue officer of Leaf Group Inc. (formerly known as Demand Media Inc.), a publicly traded content company. Mr. Dossett received a B.A. in business management and general management from Ivey Business School at Western University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were met during our fiscal year ended December 31, 2018, with the exception of a Form 3 due June 30, 2018 but filed by Mr. Gibson on July 10, 2018; Form 4s due June 16, 2018, but filed by Messrs. Sessler, van Oppen, Alberg, and Bybee and Ms. Wise on August 16, 2018; and Form 4s due May 18, 2018, but filed by Messrs. Brodersen and Dossett on February 20, 2019.

CORPORATE GOVERNANCE

Code of Conduct and Ethics

Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics is posted on the Corporate Governance portion of our website at https://investor.impinj.com/governance. We will post amendments to our code of business conduct and ethics or waivers of our code of business conduct and ethics for directors and executive officers on the same website.

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

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of Mr. Sessler and considered whether Mr. Sessler has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based upon information requested from and provided by Mr. Sessler concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Mr. Sessler does not have a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities and that Mr. Sessler is “independent” defined under the rules of The Nasdaq Global Select Market. Our board of directors also determined that Mr. Sessler, who is a member of our audit committee, satisfies the independence standards for such committee established by applicable SEC rules and the rules of The Nasdaq Global Select Market.

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

The audit committee held five meetings in 2018. The audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Global Select Market. A copy of the audit committee charter is available on our website at https://investor.impinj.com/governance.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2018 and 2017.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation($)(3)(4)	All Other Compensation ($)(5)	Total ($)
Chris Diorio, Ph.D.	2018	365,000	1,878,078	270,922	4,044	2,518,044
Chief Executive Officer	2017	355,000	1,803,780	—	7,527	2,166,307

Eric Brodersen	2018	330,000	1,309,607	211,810	3,198	1,854,615
President and Chief Operating Officer	2017	322,500	901,890	—	4,440	1,228,830

Jeff Dossett	2018	250,000	1,481,414	225,638	3,392	1,960,444
Executive Vice President, Sales and Marketing	2017	—	—	—	—	—

Evan Fein(6)	2018	72,500	—	—	251,483	323,983
Chief Financial Officer	2017	278,750	631,323	—	3,833	913,906

(1)

Effective as of July 3, 2017, the compensation committee approved base salary adjustments for each of Dr. Diorio and Messrs. Brodersen and Fein. Accordingly, salary for 2017 reflects the previously established salary level until July 3, 2017 and the new salary level after that date. Effective as of July 1, 2018, the compensation committee approved base salary adjustments for each of Dr. Diorio and Mr. Brodersen. Accordingly, salary for 2018 reflects the previously established salary level until July 1, 2018 and the new salary level after that date.

(2)

The dollar amounts in this column represent the aggregate grant-date fair value of stock option awards granted in 2018 and 2017, respectively. We computed these amounts in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. The fair value of 2018 performance options was based on the probable outcome of achievement of the performance conditions as of the grant date. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

(3)

The amounts in this column represent the amounts earned under our 2017 Senior Leadership Bonus Program (the “2017 Bonus Program”) and 2018 Senior Leadership Bonus Program (the “2018 Bonus Program”), as described in the section entitled “Non-Equity Incentive Plan Compensation” below.

(4)

Effective as of July 3, 2017, the compensation committee approved an increase in the bonus opportunity for each of Dr. Diorio and Messrs. Brodersen and Fein. Accordingly, an increase in the bonus opportunity for 2017 reflects the bonus opportunity percentage previously established by the compensation committee until July 3, 2017 and the new bonus percentage after that date. Effective as of July 1, 2018, the compensation committee approved an increase in the bonus opportunity for each of Dr. Diorio and Mr. Brodersen. Accordingly, an increase in the bonus opportunity for 2018 reflects the bonus opportunity percentage previously established by the compensation committee until July 1, 2018 and the new bonus percentage after that date.

(5)

These amounts represent for Dr. Diorio: $4,044 for company-paid life insurance premiums in 2018, $3,039 for company-paid premiums for supplemental long-term disability insurance in 2017, $2,000 for patent awards in 2017, $688 as tax gross-ups on patent awards paid to him in 2017, $600 for employer match health savings account contributions in 2017, and $1,200 for green transportation benefits in 2017; for Mr. Brodersen: $3,198 for company-paid life insurance premiums in 2018, $2,640 for company-paid premiums for supplemental-long term disability insurance paid in 2017,

$600 for employer match health savings account contributions in 2017, and $1,200 for green transportation benefits in 2017; for Mr. Dossett: $3,392 for employer-sponsored life insurance in 2018; and for Mr. Fein: $571 for company-paid premiums for employer-sponsored life insurance in 2018, and $145,000, $54,073, $35,356, $10,000 and $6,483 in 2018 for severance payments, unused paid-time-off payout, payment of performance bonus accrued as of March 30, 2018, consulting services provided to us and reimbursement of COBRA premiums, respectively, in connection with his resignation as our chief financial officer of.

(6)	Effective as of March 30, 2018, Mr. Fein resigned from his position as our chief financial officer.

Non-Equity Incentive Plan Compensation

2017 Bonus Program and 2018 Bonus Program

Our 2017 Bonus Program and 2018 Bonus Program provide participating executive officers and other members of our management team the opportunity to receive annual formula-based incentive payments for 2017 and 2018 performance, respectively. The payments are based on a target incentive amount for each participating employee.

The 2017 Bonus Program and 2018 Bonus Program provide for incentive compensation based upon our achievement of budgeted bookings goals for 2017 and 2018, respectively. The budget bookings goals include threshold, target and maximum levels of achievement. Between the threshold and target level of achievement, participating employees are eligible to receive a bonus based on a percentage from 0% to 100% of their target incentive amount. Between the target and maximum level of achievement, participating employees are eligible to receive a bonus based on a percentage from 100% and 175% of their target incentive amount. Participating employees must remain employed with us through the date bonuses are paid to receive a bonus under the 2017 Bonus Program or 2018 Bonus Program.

Following the end of 2017, the compensation committee and board of directors reviewed our achievement against the budgeted bookings goals under the 2017 Bonus Program, and determined that our achievement in budgeted bookings for 2017 was below the minimum levels under the 2017 Bonus Program resulting in no bonus payouts.

Following the end of 2018, the compensation committee and board of directors reviewed our achievement against the budgeted bookings goal under the 2018 Bonus Program and determined that approximately 80% of each participating executive’s target incentive amount was earned. The actual bonus payments paid to our named executive officers for achievement under the 2018 Bonus Program are listed in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table above.

Executive Employment Arrangements

Chris Diorio, Ph.D.

We entered into an employment agreement with Dr. Diorio, our co-founder, vice-chair and chief executive officer, dated March 16, 2007, as amended and restated as of December 19, 2008 and as amended on February 20, 2009. This agreement has no specific term and constitutes at-will employment. Effective as of July 3, 2017, Dr. Diorio’s annual base salary was increased from $345,000 to $365,000.  Effective July 2018, Dr. Diorio became eligible for an annual incentive payment equal to 100% of his base salary, subject to achievement of performance metrics. Dr. Diorio’s 2018 bonus opportunity reflects the 85% rate as applied up to July 3, 2018 and the new rate thereafter. Under the terms of this agreement, if Dr. Diorio’s employment is terminated other than for death, Cause or Disability (each as defined in his amended and restated employment agreement), or he resigns for Good Reason (as defined in his amended and restated employment agreement), he will be eligible to receive the following benefits, if he timely signs and does not revoke an effective release of claims within 120 days following termination and continues to comply with the non-competition and non-solicitation provisions in his employment agreement:

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

•

reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents or taxable monthly payment equal to such premium amount in lieu of such reimbursement for six months following his termination of employment;

•	accelerated vesting of 25% of the then unvested portion of outstanding equity awards (100% if his termination occurs within 12 months following a Change of Control); and

•	extension of the exercise period for outstanding vested stock options by up to one year following termination.

Eric Brodersen

We entered into an employment agreement with Mr. Brodersen, previously our chief marketing officer and senior vice president of business development, dated April 1, 2014, as amended February 9, 2015. Effective November 3, 2014, Mr. Brodersen was appointed our president and chief operating officer. This agreement has no specific term and constitutes at-will employment. Effective as of July 3, 2017, Mr. Brodersen’s annual base salary was increased from $315,000 to $330,000. Effective July 2018, he became eligible for an annual incentive payment equal to 85% of his base salary, subject to achievement of performance metrics. Mr. Brodersen’s 2018 bonus opportunity reflects his prior 70% rate as applied up to July 2018 and the new rate thereafter. Under the terms of this agreement, if Mr. Brodersen’s employment is terminated other than for death, Cause or Disability (each as defined in his employment agreement), or he resigns for Good Reason (as defined in his employment agreement), he will be eligible to receive the following benefits, if he timely signs and does not revoke an effective release of claims within 120 days following termination and continues to comply with the non-competition and non-solicitation provisions in his employment agreement:

•	continued payment of base salary for a period of six months;

•	pro-rated portion of any earned annual target performance bonus;

•

reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents or taxable monthly payment equal to such premium amount in lieu of such reimbursement for six months following his termination of employment;

•

accelerated vesting of 100% of the then unvested portion of outstanding equity awards if his termination occurs within six months following a Change of Control (as defined in his employment agreement); and

•	extension of the exercise period for then outstanding vested stock options for up to one year following termination.

Jeff Dossett

We entered in an employment agreement with Mr. Dossett, dated April 28, 2017. The agreement has no specific term and constitutes at-will employment. Effective as of January 1, 2018, Mr. Dossett’s annual base salary was changed from $275,000 to $250,000. Effective July 2017, he became eligible for an annual incentive payment of $250,000. Under the terms of this agreement, if Mr. Dossett’s employment is terminated other than for death, Cause or Disability (each as defined in his employment agreement), or he resigns for Good Reason (as defined in his employment agreement), he will be eligible to receive the following benefits, if he timely signs and does not revoke an effective release of claims within 120 days following termination and continues to comply with the non-competition and non-solicitation provisions in his employment agreement:

•	continued payment of base salary for a period of six months;

•	pro-rated portion of any earned annual target performance bonus;

•

reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents or taxable monthly payment equal to such premium amount in lieu of such reimbursement for six months following his termination of employment; and

•

accelerated vesting of 100% of the then unvested portion of outstanding equity awards if his termination occurs within six months following a Change of Control (as defined in his employment agreement).

For purposes of the agreements with Dr. Diorio, Mr. Brodersen and Mr. Dossett, the following definitions apply:

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

•

“Good Reason” applied to Mr. Brodersen and Mr. Dossett means the named executive officer’s resignation that is effective within two years following the expiration of our cure period (discussed below) following the occurrence of one or more of the following events without his consent:

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

Evan Fein

As disclosed in previous filings, effective March 30, 2018, Mr. Fein resigned from his position as chief financial officer. In connection with his resignation, Mr. Fein entered into a separation agreement and release of claims with us in exchange for the receipt of the following severance benefits in accordance with the terms of his employment agreement:

•	continued payment of base salary for a period of six months;
•	a cash payment of $35,356.16, representing accrued annual target performance bonus;
•	a cash payment of $54,072.70 for accrued vacation in accordance with our standard employment policies;
•	reimbursement by us for up to six months of COBRA premiums to continue health insurance coverage for him and his eligible covered dependents; and
•

extension of the exercise period for vested stock options outstanding as of March 30, 2018 until the earlier of June 30, 2019 or the original maximum term of such stock options, subject to the terms of the applicable equity incentive plan and stock option agreement.

The separation agreement and release of claims also provides for the payment of $10,000 in consideration for Mr. Fein’s commitment to provide up to 40 hours of transition consulting services from March 30, 2018 through May 4, 2018. The separation agreement and release of claims also provides that, subject to Mr. Fein’s availability, he will provide additional transition consulting services as an independent contractor at an hourly rate of $200 if we request transition consulting services in excess of 40 hours from him, and anytime thereafter for a limited period following his resignation date.

Outstanding Equity Awards at December 31, 2018

The following table presents information concerning equity awards held by our named executive officers at the end of 2018.

Name	Vesting Commencement Date	Number of Securities Underlying Options (#) Exercisable		Number of Securities Underlying Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Chris Diorio, Ph.D.	08/08/2012	1,666	(1)	—	$1.2000	08/07/2022
	10/30/2012	33,333	(2)	—	$1.2000	10/29/2022
	12/04/2013	16,666	(3)	—	$1.4400	12/03/2023
	04/28/2015	6,250	(4)	—	$5.0400	04/27/2025
	08/23/2016	9,169	(5)	9,170	$21.8100	08/23/2026
	08/23/2016	28,747	(5)	17,914	$21.8100	08/23/2026
	08/11/2017	35,416	(6)	61,623	$33.7700	08/11/2027
	08/11/2017	—	(6)	2,961	$33.7700	08/11/2027
	06/15/2018	—	(7)	4,464	$22.4000	06/15/2028
	06/15/2018	—	(7)	135,536	$22.4000	06/15/2028
	10/31/2018	—	(8)	10,000	$19.6000	10/31/2028

Eric Brodersen	04/29/2014	55,555	(9)	—	$1.8000	04/28/2024
	04/28/2015	19,841	(10)	—	$5.0400	04/27/2025
	04/28/2015	6,250	(4)	—	$5.0400	04/27/2025
	04/28/2015	71,825	(10)	—	$5.0400	04/27/2025
	08/23/2016	9,169	(5)	9,170	$21.8100	08/23/2026
	08/23/2016	11,247	(5)	5,414	$21.8100	08/23/2026
	05/16/2018	—	(11)	1,910	$17.3300	05/16/2028
	05/16/2018	—	(11)	30,347	$17.3300	05/16/2028
	06/15/2018	—	(7)	7,450	$22.4000	06/15/2028
	06/15/2018	—	(7)	87,550	$22.4000	06/15/2028
	10/31/2018	—	(8)	10,000	$19.6000	10/31/2028

Evan Fein (16)	10/30/2012	33,333	(2)	—	$1.2000	10/29/2022
	12/23/2014	10,416	(12)	—	$5.0400	12/22/2024
	04/28/2015	2,777	(13)	—	$5.0400	04/27/2025
	04/28/2015	4,557	(4)	—	$5.0400	04/27/2025

Jeff Dossett	05/16/2018	—	(14)	4,068	$17.3300	05/16/2028
	05/16/2018	—	(15)	18,830	$17.3300	05/16/2028
	05/16/2018	—	(15)	400	$17.3300	05/16/2028
	05/16/2018	18,203	(14)	48,594	$17.3300	05/16/2028
	05/16/2018	1,356	(14)	—	$17.3300	05/16/2028
	06/15/2018	—	(7)	14,399	$22.4000	06/15/2028
	06/15/2018	—	(7)	65,601	$22.4000	06/15/2028
	10/31/2018	—	(8)	10,000	$19.6000	10/31/2028

(1)	This option fully vested on July 1, 2016.
(2)	This option fully vested on April 30, 2015.
(3)	This option fully vested on November 1, 2017.
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

(5)	One fourth of the shares subject to the option vested on August 23, 2017, and 1/48th of the shares subject to the grant vest each month thereafter.
(6)	One-fourth of the shares subject to the option vested on July 3, 2018, and 1/48th of the shares subject to the grant vest each month thereafter.
(7)	One-fourth of the shares subject to the option vest on June 11, 2019, and 1/48th of the shares subject to the grant vest each month thereafter.

(8)

This option vests based upon our achievement of revenue goals for 2018 and continued service through the date of certification of achievement. The revenue goals include threshold and target levels of achievement. Between the threshold and target level of achievement, a percentage of the shares subject to the option vest based on a percentage from 0% to 100% of targeted levels of achievement. On February 19, 2019, our board of directors determined that based on actual 2018 revenue, 6.2% of the shares subject to the option vested and the remaining shares being forfeited.

(9)	This option fully vested on December 7, 2015.
(10)

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

(11)	One-fourth of the shares subject to the option vested on January 3, 2019, and 1/48th of the shares subject to the option vest each month thereafter.
(12)	One-half of the shares subject to the option vested through October 1, 2017 and the remaining one-half of the shares were cancelled upon Fein’s resignation.
(13)	Two-sixths of the shares subject to the option vested through April 28, 2017 and the remaining four-sixths of the shares were cancelled upon Fein’s resignation.
(14)	One fourth of the shares subject to the option vested on November 16, 2018, and 1/48th of the shares subject to the grant vest each month thereafter.
(15)	One-fourth of the shares subject to the option will vest on July 1, 2019, and 1/48th of the shares subject to the grant vest each month thereafter.
(16)	Effective as of March 30, 2018, Mr. Fein resigned from his position as our Chief Financial Officer.

2018 Director Compensation Table

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total ($)
Peter van Oppen(3)	45,000	115,869	160,869
Tom A. Alberg(4)	35,000	92,703	127,703
Clinton Bybee(5)	45,000	92,703	137,703
Gregory Sessler(6)	45,000	92,703	137,703
Theresa Wise(7)	30,000	92,703	122,703
Daniel Gibson(8)	13,187	92,703	105,889

(1)	Includes an annual retainer fee and a committee fee or chairperson fee, as applicable, earned quarterly.
(2)

Represents the aggregate grant-date fair value of stock awards granted in 2018. We have computed these amounts in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 718. For a discussion of valuation assumptions, see the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

(3)	As of December 31, 2018, Mr. van Oppen held restricted stock units for the settlement of 5,942 shares of common stock, of which no shares were vested as of such date.
(4)	As of December 31, 2018, Mr. Alberg held restricted stock units for the settlement of 4,754 shares of common stock, of which no shares were vested as of such date.
(5)	As of December 31, 2018, Mr. Bybee held restricted stock units for the settlement of 4,754 shares of common stock, of which no shares were vested as of such date.
(6)

As of December 31, 2018, Mr. Sessler held options for the purchase of 4,166 shares of common stock, of which 4,166 shares were vested as of such date and restricted stock units for the settlement of 4,754 shares of common stock, of which no shares were vested as of such date

(7)

As of December 31, 2018, Ms. Wise held options for the purchase of 16,666 shares of common stock, of which 14,582 shares were vested as of such date and restricted stock units for the settlement of 4,754 shares of common stock, of which no shares were vested as of such date.

(8)	As of December 31, 2018, Mr. Gibson held restricted stock units for the settlement of 4,754 shares of common stock, of which no shares were vested as of such date.

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

Compensation Risk

Our compensation programs are designed to balance risk and reward in relation to our overall business strategy. Our management assesses and discusses with our Compensation Committee our compensation policies and practices for our employees as they relate to our risk management, and based upon this assessment, we believe that such policies and practices do not create any risks that are reasonably likely to have a material adverse effect on us in the future.

Compensation Committee Interlocks and Insider Participation

During 2018, Messrs. Bybee and Sessler and Ms. Wise served on our compensation committee. Dr. Diorio participated in the deliberations of the compensation committee concerning executive officer compensation, other than with respect to his own compensation. None of the members of our compensation committee was or is an officer or employee of us. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee. We are a party to a certain agreements with a significant stockholder affiliated with Mr. Bybee as described in the section captioned “Related Person Transactions” included below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2018. Information is included for equity compensation plans approved by our stockholders. All of our equity plans have been approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by stockholders(2)	3,634,852	$17.67	1,557,745

(1)	Includes 1,109,291 shares available for issuance under our 2016 Plan and 448,454 shares available for issuance under our 2016 ESPP.
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

 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 31, 2019 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership shown in the table is based upon 21,627,172 shares outstanding as of March 31, 2019.

Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the 60th day after March 31, 2019. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. We refer to such options as being “early exercisable.” Shares of common stock issued upon early exercise are subject to our right to repurchase such shares until such shares have vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or a warrant for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Impinj, Inc., 400 Fairview Avenue, North., Suite 1200, Seattle, Washington 98109.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Entities affiliated with ARCH Venture Partners (1)	1,366,735	6.3%
BlackRock, Inc.(2)	1,138,180	5.3%
Sylebra HK Company Limited (3)	4,231,582	19.6%
Directors and Named Executive Officers:
Chris Diorio, Ph.D.(4)	1,177,866	5.4%
Eric Brodersen(5)	257,004	1.2%
Jeff Dossett(6)	35,702	*
Evan Fein(7)(8)	101,078	*
Peter van Oppen(9)	100,301	*
Tom A. Alberg(10)	144,011	*
Clinton Bybee(11)	1,373,175	6.3%
Gregory Sessler(12)	29,104	*
Theresa Wise(13)	18,689	*
Daniel Gibson(14)	4,231,582	19.6%
All current directors and executive officers as a group	7,367,434	33.5%
(nine persons)(15)

(*)	Less than 1%.
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

(2)

Based on Schedule 13G filed February 8, 2019, which reports sole dispositive power over 1,138,180 shares and sole voting power over 1,111,322 shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)

Sylebra HK Company Limited (“Sylebra HK”) may be deemed to beneficially own 4,231,582 shares by virtue of its position as the investment advisor to Sylebra Capital Management Limited (“Sylebra Cayman”) in relation to Sylebra Capital Partners Master Fund, Ltd and other advisory clients.  Sylebra Cayman serves as the investment manager to Sylebra Capital Partners Master Fund, Ltd and is the parent of Sylebra HK.  Mr. Gibson owns 100% of the shares of Sylebra HK and Sylebra Cayman.  In such capacities, Sylebra HK, Sylebra Cayman, and Mr. Gibson may be deemed to share voting and dispositive power over the Shares held for the Sylebra Capital Partners Master Fund Ltd and other advisory clients. The address of Sylebra and Mr. Gibson is 20/F, 28 Hennessy Road, Wan Chai, Hong Kong.

(4)

Consists of 699,999 shares held of record by DFT L.L.C., 330,478 shares held of record by Dr. Diorio and options to purchase 147,389 shares that are exercisable within 60 days of March 31, 2019, all of which will be vested as of May 30, 2019.

(5)	Consists of 68,100 shares held, and options to purchase 188,904 shares that are exercisable within 60 days of March 31, 2019, all of which will be vested as of May 30, 2019.
(6)	Consists of 8,000 shares held, and options to purchase 27,702 shares that are exercisable within 60 days of March 31, 2019, all of which will be vested as of May 30, 2019.

(7)	Consists of 49,995 shares held and options to purchase 51,083 shares that are exercisable within 60 days of March 31, 2019.
(8)	Effective as of March 30, 2018, Mr. Fein resigned from his position as Chief Financial Officer of the Company.
(9)	Consists of 100,301 shares held.
(10)	Consists of 112,792 shares held directly and 31,219 shares held of record by Raven Trust Fund.
(11)	Consists of 6,440 shares held directly and the shares referenced in footnote (1) above.
(12)	Consists of 24,938 shares held, and options to purchase 4,166 shares that are exercisable within 60 days of March 31, 2019, all of which will be vested as of May 30, 2019.
(13)	Consists of 2,023 shares held, and options to purchase 16,666 shares that are exercisable within 60 days of March 31, 2019, all of which will be vested as of May 30, 2019.
(14)	See footnote (3) above.
(15)	Consists of 6,982,607 shares held, and options to purchase 384,827 shares that are exercisable within 60 days of March 31, 2019, all of which will be vested as of May 30, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this filing captioned “Executive Compensation.”

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

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our common stock, including Dr. Diorio, our co-founder, vice chair and chief executive officer and entities affiliated with ARCH Venture Partners. Pursuant to the agreement, certain holders of our common stock have the right to demand that we file a registration statement, including a registration statement on Form S-3 if we qualify, or request that their shares be covered by a registration statement that we are otherwise filing. We will pay all expenses relating to any demand registrations, Form S-3 registrations and piggyback registrations, other than underwriting discounts and selling commissions. As of March 31, 2019, the holders of approximately 2,398,546 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended.

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

Sylebra Letter Agreement

On June 20, 2018, we entered into a letter agreement with Sylebra HK Company Limited, one of our significant stockholders, and Mr. Gibson. Among other things, pursuant to the letter agreement, we increased the size of our board to seven and appointed Mr. Gibson so serve as a director with a term expiring at our 2018 annual meeting of stockholders. Furthermore, we agreed, in connection with the 2018 annual meeting of stockholders, to nominate Mr. Gibson to stand for election. Other than as described herein, there are no arrangements or understandings between Mr. Gibson, on the one hand, and us or any other persons, on the other hand, pursuant to which Mr. Gibson was selected as a director.

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

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017, inclusive of out-of-pocket expenses. All fees described below were pre-approved by the audit committee.

	Year Ended December 31,
Fee Category	2018	2017
Audit fees (1)	$1,077,712	$1,095,557
Audit-related fees(2)	—	—
Tax fees (3)	—	—
All other fees(4)	4,500	1,800
Total fees	$1,082,212	$1,097,357

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

(3)	Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees include any fees billed that are not audit or audit related. In 2018 and 2017, these fees related to accounting research software.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	9/2/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	7/11/2016	3.2

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Executive Employment Agreement, dated April 1, 2014, between the registrant and Eric Brodersen	S-1	6/2/2016	10.14

10.13+	First Amendment to Brodersen Employment Agreement, dated February 9, 2015, between the registrant and Eric Brodersen	S-1	6/2/2016	10.15

10.14+	Fein Employment Agreement, dated December 23, 2009, between the registrant and Evan Fein	S-1	6/2/2016	10.16

10.15+	First Amendment to Fein Employment Agreement, dated February 9, 2015, between the registrant and Evan Fein	S-1	6/2/2016	10.17

10.16†	Second Amended and Restated Loan and Security Agreement, dated March 26, 2014, between the registrant and Silicon Valley Bank, as amended by the First Amendment dated September 29, 2014, Second Amendment dated February 4, 2015, the Third Amendment dated April 17, 2015, the Fourth Amendment dated September 25, 2015, the Fifth Amendment dated March 24, 2016 and the Sixth Amendment dated May 27, 2016.	S-1	6/2/2016	10.19

10.16	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2017, by and between Impinj, Inc. and Silicon Valley Bank	8-K	4/26/2017	99.1

10.18	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.18A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.18B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.18C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.19	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.20†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	S-1	6/2/2016	10.24

10.21†	Purchase Agreement-Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	S-1	6/2/2016	10.25

10.22†	Amendment No. 1 to Purchase Agreement-Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	S-1	6/2/2016	10.26

10.23†	Amendment No. 2 to Purchase Agreement-Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.27

10.24†	Amendment No. 3 to Purchase Agreement-Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.28

10.25†	Amendment No. 4 to Purchase Agreement-Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.29

10.26†	Amendment No. 5 to Purchase Agreement-Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.30

10.27+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1

10.28†	First Amendment to Third Amended and Restated Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated March 5, 2018	10-Q	5/8/2018	10.1

10.29+	Separation Agreement, by and between the registrant and Evan Fein, dated March 30, 2018	10-Q	5/8/2018	10.2

10.30	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1

10.31	Second Amendment to Third Amended and Restated Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated August 17, 2018	10-Q	10/29/2018	10.1

10.32+§	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett

21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1§	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1§	Powers of Attorney

31.1§	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2§	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*§	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*§	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement.

*

The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Impinj, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the registrant’s Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

§	Previously filed or furnished with the registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: April 29, 2019	By:	/s/ Chris Diorio
Chris Diorio, Ph.D.
Chief Executive Officer and Vice Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Diorio	Chief Executive Officer and Vice Chair	April 29, 2019
Chris Diorio, Ph.D.	(Principal Executive Officer)