Form 10-Q
period 2019-03-31
IMPINJ INC
filed 2019-04-29
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37824

IMPINJ, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2041398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Fairview Avenue North, Suite 1200, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2019, 21,627,172 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$18,661	$17,530
Short-term investments	37,986	38,543
Accounts receivable, net	17,958	18,462
Inventory	41,219	44,725
Prepaid expenses and other current assets	1,489	1,954
Total current assets	117,313	121,214
Property and equipment, net	18,762	19,778
Operating lease right-of-use assets	18,235	—
Other non-current assets	286	196
Goodwill	3,881	3,881
Total assets	$158,477	$145,069
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,483	$4,643
Accrued compensation and employee related benefits	4,109	7,409
Accrued liabilities	2,766	2,887
Current portion of operating lease liabilities	3,122	—
Current portion of restructuring liabilities	94	582
Current portion of long-term debt	7,603	5,930
Current portion of finance lease liabilities	476	523
Current portion of deferred rent	—	402
Current portion of deferred revenue	849	649
Total current liabilities	24,502	23,025
Long-term debt, net of current portion	15,728	17,633
Operating lease liabilities, net of current portion	21,464	—
Finance lease liabilities, net of current portion	158	258
Long-term liabilities — other	302	304
Long-term restructuring liabilities	—	487
Deferred rent, net of current portion	—	5,294
Deferred revenue, net of current portion	152	185
Total liabilities	62,306	47,186
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 21,627 and 21,492 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	22	21
Additional paid-in capital	342,966	337,627
Accumulated other comprehensive income (loss)	7	(9)
Accumulated deficit	(246,824)	(239,756)
Total stockholders' equity	96,171	97,883
Total liabilities and stockholders' equity	$158,477	$145,069

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$33,063	$25,068
Cost of revenue	17,190	13,306
Gross profit	15,873	11,762
Operating expenses:
Research and development	8,561	8,003
Sales and marketing	8,549	8,859
General and administrative	5,695	5,225
Restructuring costs	—	3,927
Total operating expenses	22,805	26,014
Loss from operations	(6,932)	(14,252)
Other income, net	321	90
Interest expense	(429)	(229)
Loss before income taxes	(7,040)	(14,391)
Income tax expense	(28)	(51)
Net loss	$(7,068)	$(14,442)
Net loss per share — basic and diluted	$(0.33)	$(0.68)
Weighted-average shares outstanding — basic and diluted	21,544	21,125

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(7,068)	$(14,442)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	16	(20)
Total other comprehensive income (loss)	16	(20)
Comprehensive loss	$(7,052)	$(14,462)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(7,068)	$(14,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,155	1,120
Stock-based compensation	3,477	2,065
Non-cash restructuring benefit	—	454
Accretion of discount or amortization of premium on short-term investments	(197)	(60)
Amortization of debt issuance costs	18	21
Changes in operating assets and liabilities:
Accounts receivable	504	5,221
Inventory	3,506	(7,623)
Prepaid expenses and other assets	423	561
Deferred revenue	167	(473)
Deferred rent	—	(1,123)
Accounts payable	949	34
Accrued compensation and employee related benefits	(3,279)	(1,236)
Operating lease right-of-use assets	419	—
Operating lease liabilities	(739)	—
Accrued liabilities and other liabilities	(66)	307
Restructuring liabilities	—	3,638
Net cash used in operating activities	(731)	(11,536)
Investing activities:
Purchases of investments	(22,222)	(8,857)
Proceeds from maturities of investments	22,944	17,850
Purchases of property and equipment	(305)	(698)
Net cash provided by investing activities	417	8,295
Financing activities:
Principal payments on finance lease obligations	(147)	(242)
Payments on term loans	(250)	(2,147)
Proceeds from term loans, net of debt issuance costs	—	12,379
Proceeds from exercise of stock options and employee stock purchase plan	1,842	1,966
Net cash provided by financing activities	1,445	11,956
Net increase in cash and cash equivalents	1,131	8,715
Cash and cash equivalents
Beginning of period	17,530	19,285
End of period	$18,661	$28,000

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment not yet paid	347	281

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Total stockholders' equity, beginning balance	$97,883	$118,942

Common stock and additional paid-in capital:
Beginning balance	337,648	323,503
Issuance of common stock	1,863	2,015
Stock-based compensation	3,477	2,065
Ending balance	342,988	327,583

Accumulated deficit:
Beginning balance	(239,756)	(204,525)
Net loss	(7,068)	(14,442)
Ending balance	(246,824)	(218,967)

Accumulated other comprehensive income (loss):
Beginning balance	(9)	(36)
Other comprehensive income (loss)	16	(20)
Ending balance	7	(56)

Total stockholders' equity, ending balance	$96,171	$108,560

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of Business

Impinj, Inc. ("we", "us" or "our"), a Delaware corporation, is headquartered in Seattle, Washington. We enable wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Our platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. We derive revenue from selling endpoint integrated circuits, or ICs, reader ICs, modules, readers, gateways and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2018 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 28, 2019. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

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

Leases

We determine whether an arrangement is or contains a lease at inception. Right-of-use, or ROU, assets represent our right to use an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in determining the present value of lease payments as our operating leases do not provide an implicit rate. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commence date, which best approximates a secured rate over a similar term of lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Finance lease ROU assets are included in property and equipment, net in our condensed consolidated balance sheets.

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, and Thailand, with expiration dates from 2019 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that are factored into our determination of lease payments when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted as a single lease component.

Leases with an initial term of 12 months or less are not recorded on our balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB, issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. It also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for interim and annual reporting periods beginning after December 15, 2018.

We adopted this standard on January 1, 2019 using the effective date modified retrospective transition method and elected the available practical expedients permitted under the transition method, allowing us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. As a result of the adoption of this standard, we recorded net operating lease ROU assets and lease liabilities of $18.7 million and $25.3 million, respectively, as of January 1, 2019. Net restructuring liabilities related to cease-use costs and net deferred rent were netted against the operating lease ROU assets upon adoption of this guidance. Our accounting for finance leases remained substantially unchanged. The condensed consolidated financial statements for the three months ended March 31, 2019 are presented under the new standard, while comparative prior reporting period presented is not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of this guidance did not impact our results of operations.

In June 2018, the FASB issued guidance to improve nonemployee share-based payment accounting that requires companies to account for share-based payments granted to nonemployees similarly to share-based payments granted to employees. This guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. We adopted this standard on January 1, 2019 and the adoption of this guidance did not impact our financial positions, results of operations or cash flows.

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019, including the interim periods within those fiscal years. Early adoption of this guidance is permitted. We early adopted this guidance prospectively on January 1, 2019 and the adoption of this guidance did not impact our financial positions, results of operations or cash flows.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents consist of highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months at the acquisition date. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

Investments — Our investments consist of fixed income securities, which include U.S. government agency securities, treasury bills, commercial paper, money market funds and corporate notes and bonds. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Long-term Debt — The fair values of our long-term debt approximates carrying value based on the borrowing rates currently available to us for loans with similar terms using Level 2 inputs.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$8,196	$—	$8,196	$11,896	$—	$11,896
Corporate notes and bonds	—	949	949	—	—	—
Commercial paper	—	2,890	2,890	—	—	—
Total cash equivalents	8,196	3,839	12,035	11,896	—	11,896
Short-term investments:
U.S. government agency securities	—	14,901	14,901	—	7,482	7,482
Corporate notes and bonds	—	4,686	4,686	—	3,736	3,736
Commercial paper	—	5,960	5,960	—	9,943	9,943
Treasury bills	—	12,439	12,439	—	17,382	17,382
Total short-term investments	—	37,986	37,986	—	38,543	38,543
Total	$8,196	$41,825	$50,021	$11,896	$38,543	$50,439

We did not have any Level 3 assets as of March 31, 2019 or December 31, 2018. There were no liabilities measured at fair value as of March 31, 2019 or December 31, 2018. The gross unrealized gains or losses on cash equivalents and short-term investments as of March 31, 2019 or December 31, 2018 were not material.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$3,787	$3,858
Work-in-process	12,123	13,671
Finished goods	25,309	27,196
Total inventory	$41,219	$44,725

Note 5. Stock-Based Awards

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2019 (in thousands):

Number of Shares
Outstanding at December 31, 2018	3,603
Granted	57
Exercised	(28)
Forfeited or expired	(178)
Outstanding at March 31, 2019	3,454
Vested and exercisable at March 31, 2019	1,066

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the three months ended March 31, 2019 (in thousands):

	Number of Shares
	RSUs	PSUs
Outstanding at December 31, 2018	32	—
Granted	3	242
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2019	35	242

PSUs granted during the three months ended March 31, 2019 were primarily related to 234,000 PSUs associated with a PSU bonus program that replaces what has historically been our annual cash-bonus program for our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vest will depend on the extent to which we achieve certain 2019 financial metrics: 134,000 PSUs would vest at 100% achievement of such metrics, and 234,000 at 175% achievement. We record compensation expense each period based on our estimate of the most probable number of PSUs that will vest and recognize such expense over the related service period. During the three months ended March 31, 2019, stock-based compensation expense recognized for the PSUs was not material.

Share-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$144	$83
Research and development expense	1,071	759
Sales and marketing expense	1,290	757
General and administrative expense	972	466
Total stock-based compensation expense	$3,477	$2,065

Note 6. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third-Parties

We have certain non-cancelable obligations under other agreements, including obligations with third-party manufacturers who manufacturer our products. We are committed to purchase $15.1 million of inventory as of March 31, 2019.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2019 and December 31, 2018, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Federal Securities Class Actions

On August 7, 2018, a class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and chief operating officer. Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserted claims that our quarterly statement filed on Form 10-Q for the first quarter of 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition. The complaint sought monetary damages, costs and expenses. On October 3, 2018, the plaintiff voluntarily dismissed this complaint.

On August 27, 2018, a second-class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operating officer and former chief financial officer. Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. The complaint seeks monetary damages, costs and expenses.

On October 2, 2018, a third-class action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, chief operating officer and former chief financial officer. Captioned Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from November 3, 2016 through and including February 15, 2018, asserts claims that we made false or misleading statements about customer demand for our products and inventory in SEC filings, press releases and conference calls in violation of Section 10(b) of the Securities Exchange Act. The complaint seeks monetary damages, costs and expenses.

On January 14, 2019, the U.S. District Court for the Western District of Washington consolidated the Montemarano and Baton Rouge actions and appointed the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as lead plaintiff. On February 13, 2019, lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint alleges that from July 21, 2016 through February 15, 2018, we made false or misleading statements about customer demand and the capability of our products and platform in violation of Section 10(b) of the Securities Exchange Act. On March 19, 2019, the defendants filed a motion to dismiss the consolidated amended complaint. On April 10, 2019, the lead plaintiff filed an opposition to this motion.  Defendants’ reply brief in support of the motion is due April 30, 2019.

New York State Securities Class Action

On January 31, 2019, a fourth-class action complaint for violation of the federal securities laws was filed in the Supreme Court of the State of New York for the County of New York against us, our chief executive officer, chief operating officer, former chief financial officer, members of our board of directors and the underwriters of our July 2016 initial public stock offering, or IPO, and December 2016 secondary public offering, or SPO.  Captioned Plymouth County Retirement System v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of purchasers of our stock pursuant to or traceable to our IPO and SPO, alleges that we made false or misleading statements in the registration statements and prospectuses in those offerings concerning demand for our products and inventory in violation of Section 11 of the Securities Act of 1933.

On April 9, 2019, the New York Supreme Court entered an order staying the action and requiring the parties to update the court every 90 days as to the status of the pending federal securities class actions discussed above.

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, chief operating officer, former chief financial officer and certain of our directors. We are a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants. Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, allege that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions include claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees.

On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these derivative actions until resolution of the federal securities class actions.

Note 7. Debt Facilities

On March 5, 2018, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to March 5, 2020, and provide for a new $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The term loan amortizes over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020.

On August 17, 2018, we amended our senior credit facility, to provide for a $4.0 million equipment advance which we used solely to purchase equipment.  The equipment advance amortizes over 48 months, beginning September 1, 2018 and mature on August 1, 2022. We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin ranging from 2.75% to 4.00%, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin ranging from 0.0% to 1.25%. The margin percentage is determined based upon whether the outstanding borrowing is a term loan, revolving loan, or an equipment advance and our adjusted EBITDA for the preceding 12-month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of March 31, 2019. Our obligations under the senior credit facility are collateralized by substantially all our assets other than intellectual property.

At March 31, 2019, $20.0 million of term loan and $3.4 million equipment advance borrowings were outstanding, excluding unamortized debt issuance costs of $86,000, and no revolver borrowings were outstanding. Term loan and equipment advance interest rates were 6.25% and 6.75%, respectively. The following table presents the scheduled principal maturities as of March 31, 2019 (in thousands):

2019	$5,750
2020	7,667
2021	7,667
2022	2,333
Total	$23,417

Note 8. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations during the period presented (in thousands):

Three Months Ended March 31,
2019
Operating lease costs(a)
Single lease costs	$1,046
Variable lease costs	419
Sublease income(b):
Single sublease income	(328)
Variable sublease income	(139)
Total operating lease costs	998

Finance lease costs:
Amortization of right-of-use assets	115
Interest on lease liabilities	18
Total finance lease costs	$133

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018.

The following table presents supplemental cash flow information related to leases during the period presented (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$1,152
Operating cash flows used in finance leases	18
Financing cash flows used in finance leases	147

The following table presents weighted-average remaining lease terms and weighted-average discount rate related to leases during the periods presented:

Three Months Ended March 31,
Weighted-average remaining lease terms (years)	2019
Operating leases	6.7
Finance leases	1.4

Weighted-average discount rate
Operating leases	6.8%
Finance leases	9.7%

The following table presents future lease payments under operating and finance leases as of March 31, 2019 (in thousands):

	Operating Leases			Finance Leases
	Lease Payments	Sublease Income	Net	Lease Payments
2019	$3,465	$(882)	$2,583	$411
2020	4,755	(1,373)	3,382	270
2021	4,790	(1,414)	3,376	—
2022	4,650	(1,457)	3,193	—
2023	3,263	(123)	3,140	—
Thereafter	9,948	—	9,948	—
Total lease payments	$30,871	$(5,249)	$25,622	$681
Less: Interest	(6,285)			(47)
Present value of lease liabilities	24,586			634
Less: Current portion of lease liabilities	(3,122)			(476)
Lease liabilities, net of current portion	$21,464			$158

The following table presents future minimum lease payments under operating and capital leases as of December 31, 2018 (in thousands):

	Operating	Capital
2019	$3,573	$575
2020	3,340	270
2021	3,305	—
2022	3,193	—
2023	3,140	—
Thereafter	9,947	—
Total minimum lease payments	$26,498	$845
Less: Portion representing interest		(64)
Present value of capital lease obligations		781
Less: Current portion of capital lease obligations		(523)
Capital lease obligations net of current portion		$258

Note 9. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(7,068)	$(14,442)
Denominator:
Weighted-average shares outstanding — basic and diluted	21,544	21,125
Net loss per share — basic and diluted	$(0.33)	$(0.68)

The following table presents the outstanding option awards and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	3,707	2,513
Unvested shares of common stock subject to repurchase	7	31

Note 10. Restructuring

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring charge of $3.9 million for the three months ended March 31, 2018.

The following table presents the changes in restructuring liabilities for the period presented (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Total
Balance at December 31, 2018	$94	$975	$1,069
Effect of the new lease standard adoption(1)	—	(975)	(975)
Balance at March 31, 2019	$94	$—	$94
(1) Upon adoption of the new lease standard on January 1, 2019, restructuring liabilities related to cease-use costs were netted against the operating lease right-of-use assets.

Note 11. Segment Information

We have one operating and reportable segment which has been identified based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision maker and reviews financial and operational information on a consolidated reporting unit. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated reporting unit.

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. Systems revenue includes sales of reader ICs, modules, readers, gateways and software. The following table presents our revenue by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Endpoint ICs	$21,845	$19,409
Systems	11,218	5,659
Total revenue	$33,063	$25,068

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$834	$1,215
Deferral of revenue	236	13
Recognition of deferred revenue	(69)	(486)
Balance at end of period	$1,001	$742

Note 13. Subsequent Event

On April 26, 2019, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to May 1, 2021 and refinance the existing term loan and equipment advance with a $23.5 million term loan. The term loan will amortize over 36 months, beginning on May 1, 2020, following an initial 12-month interest-only period, and mature on April 1, 2023. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before April 26, 2020, or 1.0% of the outstanding principal amount if prepaid after April 26, 2020, but on or before April 26, 2021. There were no changes to the term debt interest rate or financial covenants as a result of this amendment.

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

Our Business

Our vision is digital life for everyday items. Our mission is to deliver a platform that powers item-to-cloud connectivity, enabling developers to innovate Internet-of-Things, or IoT, applications on our platform. We are driving a future in which everyday physical items have digital counterparts, digital twins, in the cloud, and in which businesses and people engage with trillions of those everyday physical items via their digital twins. Cloud-based digital twins will each store an individual item’s ownership, history and links, and provide businesses and people ubiquitous access to them. We believe that item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Today, our platform connects individual items, capturing and delivering data about each item from manufacturing, through distribution to sale. We and our channel partners connect items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 30 billion items, enabling retailers, hospitals, airlines, automotive manufacturers, supply chain and logistics and businesses in many other industries to derive timely business value from those connected items.

Our platform comprises endpoint ICs, connectivity and software that together deliver item data to business applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Factors Affecting Our Performance

Investing in Growth

We have invested and plan to continue investing in research and development to enhance and extend our platform, including enhancing existing platform products and introducing new platform products. We plan to enhance our system software, including its deployment models and functionalities, and our fixed readers and gateways and leverage them for platform deployments in retail, healthcare, supply chain and logistics and other industries. We also plan to develop next-generation reader and endpoint ICs. We may enter into arrangements with customers, vendors and channel partners to fund a certain portion of these research and development initiatives. If we are unsuccessful in attracting such funding, our operating results and product time-to-market may be adversely affected.

Our sales and marketing investments seek to deepen product integration with our software partners to accelerate the development and adoption of solutions based on our platform. Many of these investments will occur in advance of us experiencing any direct benefit from them and may affect our profitability in future periods.

Market Adoption

Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our products in multiple industries, including the retail industry which is our largest market. In 2015 and 2016 some major retailers and brand owners initiated new deployments that significantly increased our endpoint IC sales. In 2016, our endpoint IC sales exceeded both our expectations and those of our industry’s analysts, which resulted in longer lead times. As a result of those 2016 trends, we invested in internal endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017 the growth rate in endpoint IC shipments slowed, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth engendered an endpoint IC channel inventory correction. For working capital management purposes and to most efficiently run our business, we reduced our internal endpoint IC inventory in the second half of 2018 and continued reducing it further in the first quarter of 2019.

Regardless of the uneven pace of retail industry adoption, we believe the underlying, long-term trend is continued RAIN adoption by the retail industry. We also believe that expanding retail deployments foster RAIN adoption in other markets. Consequently, we intend to continue introducing new products to improve our market position and to further grow both retail and overall market adoption.

For a non-retail example of growing RAIN adoption, our reader and gateway sales in the second half of 2017 exceeded our expectations, due to end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading and RAIN data integration with enterprise software systems. In addition, we see growing RAIN adoption in the aviation industry. We believe greater adoption of fixed readers and our system software will increase the value of our platform.

If market adoption of RAIN, and our platform products specifically, does not meet our expectations, then our growth prospects and operating results will be adversely affected. If we discount prices to win opportunities, then our gross margins may be negatively affected. If we are unable to meet end-user or customer volume or performance expectations, then our business and prospects may be adversely affected. Because we sell our products through our channel partners, we have limited ability to determine end-user demand and we may incorrectly predict that demand or be unable to identify market shifts in a timely fashion, potentially affecting our business adversely. In contrast, if our endpoint IC, reader IC, module, reader, gateway or software sales exceed expectations then our revenue and profitability may be positively affected.

Timing and Complexity of Customer Deployments

From 2010 to 2018, our endpoint IC unit sales volumes increased at a compounded annual growth rate of 29%, indicating growing RAIN adoption. However, the pace at which end users adopt RAIN has been uneven and unpredictable in scope and timing. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in the second half of 2017 and in the first half of 2018 and returned to growth in the second half of 2018 (the latter albeit not at the same pace as in 2016). Short-term demand will remain unpredictable in scope and timing. Longer term, we believe our opportunity and our market will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of that future growth. Further, although we promote our platform as an integrated solution, we sell our products individually, and end users may use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end-user applications and information systems. If our partners fail to deploy or integrate our platform and products properly or as planned, then sales of our products and our reputation may be adversely affected. As a result of these factors and our reliance on our channel partners, we may experience significant fluctuation in revenue on a quarterly basis, and we anticipate these factors will continue to characterize our business for the foreseeable future. Therefore, we focus on annual results as they are more relevant for planning and for evaluating our performance than quarterly results.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Revenue	$33,063	$25,068	$7,995
Gross profit	$15,873	$11,762	$4,111
Gross margin	48.0%	46.9%	1.1%
Loss from operations	$(6,932)	$(14,252)	$7,320

Revenue and gross profit increased primarily due to increased systems revenue from higher gateway and reader IC sales and to a lesser extent, increased endpoint IC sales. Gross margin increased primarily due to product mix. Loss from operations decreased due to increased gross profit and decreased restructuring costs, partially offset by increased stock-based compensation expense.

Revenue

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Endpoint ICs	$21,845	$19,409	$2,436
Systems	11,218	5,659	5,559
Total revenue	$33,063	$25,068	$7,995

We currently derive substantially all our revenue from sales of our endpoint ICs, reader ICs, modules, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers; our reader ICs and modules primarily to OEMs and ODMs through distributors; and our readers and gateways to value-added resellers, or VARs, and system integrators, or SIs, primarily through distributors. We are beginning to sell software through these same VAR and SI partners as well as through independent software vendors. We expect endpoint IC sales to represent a majority of our revenue for the foreseeable future. We also expect systems revenue to increase as a percentage of total revenue as a result of our investment in research and development, sales and marketing associated with our solutions business and our focus on our integrated platform, including software.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Endpoint IC revenue increased $2.4 million primarily due to a 35% increase in shipment volumes and product mix, offset by a decrease in ASPs. Offsetting such increases is a decrease in revenue related to the one-time product exchange that we completed in the first quarter of 2018.

Systems revenue increased $5.6 million primarily due to an increase in reader IC and gateway revenue from both higher unit volumes and ASPs mix.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Gross profit	$15,873	$11,762	$4,111
Gross margin	48.0%	46.9%	1.1%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, modules, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on ASPs as well as from charges for excess and obsolescence. Historical gross margin has been between 47% and 55% for the interim and annual periods during the last three fiscal years.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Gross profit increased due to increased systems revenue as mentioned above. The increase in gross margin was due to product mix with higher margin systems revenue representing a larger portion of our total revenue. This increase in gross margin was partially offset by lower gross margin on endpoint IC from decreased ASPs.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Research and development	$8,561	$8,003	$558

Research and development expense consists primarily of personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; external consulting and service costs; prototype materials; other new product development costs; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we focus on new product development and introductions.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Research and development expense increased $558,000, comprised primarily of increases of $428,000 in product development costs and $312,000 in stock-based compensation expense from an increased number of stock options, partially offset by a decrease in personnel expense due to lower headcount.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Sales and marketing	$8,549	$8,859	$(310)

Selling and marketing expense consists primarily of personnel expenses (salaries, variable compensation, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel, as well as travel, advertising and promotional expenses and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect sales and marketing expense to remain constant on an absolute dollar basis. We expect incentive sales compensation to fluctuate as a function of revenue.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Sales and marketing expense decreased $310,000, comprised primarily of decreases in personnel expense from lower headcount and lower marketing and advertising costs, partially offset by an increase of $533,000 in stock-based compensation expense from an increased number of stock options.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
General and administrative	$5,695	$5,225	$470

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional services; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to remain relatively constant on an absolute dollar basis, except for professional fee costs which may fluctuate based on legal claims made against us.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

General and administrative expense increased $470,000, comprised primarily of increases of $506,000 in stock-based compensation from an increased number of stock options and $511,000 in legal-related professional services fees, partially offset by a decrease of $430,000 in personnel expenses from lower severance and lower bonus expense. We issued restricted stock units with performance conditions, or PSUs, in 2019 to replace what has historically been our annual cash-bonus program. Stock-based compensation expense recorded for the three months ended March 31, 2019 for those PSUs was not material. For further information on our PSU grants, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Restructuring Costs

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Restructuring costs	$—	$3,927	$(3,927)

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring charge of $3.9 million for the three months ended March 31, 2018.

Other Income, net

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Other income, net	$321	$90	$231

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Other income, net increased $231,000 primarily due to increased accretion income from our investments.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Interest expense	$429	$229	$200

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Interest expense increased $200,000 primarily due to higher average outstanding borrowings in the current period compared to the prior period.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Income tax expense	$28	$51	$(23)

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Income tax expense for the comparative period remained relatively consistent.

Non-GAAP Financial Measures

Our key non-GAAP liquidity and performance measures include adjusted EBITDA and non-GAAP net income (loss), as defined below. We use adjusted EBITDA and non-GAAP net income (loss) as key measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe excluding those items inherent in calculating adjusted EBITDA and non-GAAP net income (loss) can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA and non-GAAP net income (loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as it does for our management and board of directors. Our presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; other income; net, interest expense; and income tax benefit (expense). We have excluded from adjusted EBITDA the net restructuring because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net loss	$(7,068)	$(14,442)	$7,374
Adjustments:
Other income, net	(321)	(90)	(231)
Interest expense	429	229	200
Income tax expense	28	51	(23)
Depreciation	1,155	1,120	35
Stock-based compensation	3,477	2,065	1,412
Restructuring costs	—	3,927	(3,927)
Adjusted EBITDA	$(2,300)	$(7,140)	$4,840

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; amortization of debt issuance costs; and non-cash income tax benefit (expense). We exclude from non-GAAP net income (loss) the non-cash portion of income taxes because of our ability to offset a substantial portion of future income tax liabilities by utilizing our deferred tax assets, comprised primarily of federal net-operating-loss carryforwards and federal research and experimentation credit carryforwards. We have excluded from non-GAAP net income (loss) the net restructuring because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net loss	$(7,068)	$(14,442)	$7,374
Adjustments:
Depreciation	1,155	1,120	35
Stock-based compensation	3,477	2,065	1,412
Restructuring costs	—	3,927	(3,927)
Amortization of debt issuance costs	18	21	(3)
Non-cash income tax expense	—	16	(16)
Non-GAAP net loss	$(2,418)	$(7,293)	$4,875

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and investments of $56.6 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $92.8 million as of March 31, 2019. Historically, we funded our operations principally through cash generated from our operations, the issuance of equity securities or the borrowing of debt under our senior credit facility. In 2019, our principal uses of cash are funding operations to capture our market opportunity and capital expenditures.

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

Senior Credit Facility

On March 5, 2018, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to March 5, 2020, and provide for a new $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. The term loan amortizes over 36 months, beginning on April 1, 2019, following an initial interest-only period, and mature on March 1, 2022. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before March 5, 2019, or 1.0% of the outstanding principal amount if prepaid after March 5, 2019, but on or before March 5, 2020.

On August 17, 2018, we amended our senior credit facility to provide for a $4.0 million equipment advance which we used solely to purchase equipment. The equipment advance amortizes over 48 months, beginning September 1, 2018 and mature on August 1, 2022. We may prepay the equipment advance at any time, subject to a prepayment fee equal to 2% of the principal amount of the equipment advance if prepaid on or before August 17, 2019, or 1% of the principal amount of the equipment advance if prepaid after August 17, 2019, but on or before August 17, 2020.

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of March 31, 2019. Our obligations under the senior credit facility are collateralized by substantially all our assets other than intellectual property.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin ranging from 2.75% to 4.00%, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin ranging from 0.0% to 1.25%. The margin percentage is determined based upon whether the outstanding borrowing is a term loan, revolving loan, or an equipment advance and our adjusted EBITDA for the preceding 12-month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

At March 31, 2019, $20.0 million of term loan and $3.4 million equipment advance borrowings were outstanding, excluding unamortized debt issuance costs of $86,000, and no revolver borrowings were outstanding. Term loan and equipment advance interest rates were 6.25% and 6.75%, respectively, March 31, 2019.

On April 26, 2019, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to May 1, 2021 and refinance the existing term loan and equipment advance with a $23.5 million term loan. The term loan will amortize over 36 months, beginning on May 1, 2020, following an initial 12-month interest-only period, and mature on April 1, 2023. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before April 26, 2020, or 1.0% of the outstanding principal amount if prepaid after April 26, 2020, but on or before April 26, 2021. There were no changes to the term debt interest rate or financial covenants as a result of this amendment.

For information on our debt facilities, please refer to Note 7 and Note 13 of our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(731)	$(11,536)
Net cash provided by investing activities	417	8,295
Net cash provided by financing activities	1,445	11,956

Operating Cash Flows

For the three months ended March 31, 2019, net cash used in operating activities was $731,000. This cash usage was primarily driven by a net loss (offset by non-cash adjustments) of $2.6 million. We had $1.9 million of working capital contribution primarily due to lower cash usage in inventory purchases, partially offset by higher cash usage in accrued compensation and employee-related benefits for our 2018 cash bonus payments.

For the three months ended March 31, 2018, net cash used in operating activities was $11.5 million. This cash usage was primarily driven by a net loss (offset by non-cash adjustments) of $10.8 million. We had $694,000 of working capital usage primarily due to higher cash usage in inventory purchases, partially offset by higher cash collections in accounts receivable due to the timing of when amounts came due.

Investing Cash Flows

For the three months ended March 31, 2019, net cash provided by investing activities was $417,000. This cash benefit was driven by investment maturities of $22.9 million. These maturities were partially offset by investment purchases of $22.2 million.

For the three months ended March 31, 2018, net cash provided by investing activities was $8.3 million. This cash benefit was driven by investment maturities of $17.9 million. These maturities were partially offset by investment and equipment purchases of $8.9 million and $698,000, respectively.

Financing Cash Flows

For the three months ended March 31, 2019, net cash provided by financing activities was $1.4 million. This cash benefit consisted primarily of $1.8 million proceeds from the exercise of stock options and our employee stock purchase plan.

For the three months ended March 31, 2018, net cash provided by financing activities was $12.0 million. This cash benefit consisted of $12.4 million proceeds from the term loan and $2.0 million proceeds from the exercise of stock options and our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.1 million of principal under our senior credit facility and payments of $242,000 for capital lease financing obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of March 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility (1)	$26,090	$9,034	$16,589	$467	$—
Finance lease obligations	681	515	166	—	—
Operating lease obligations
Operating lease obligations	30,871	4,651	9,518	7,556	9,146
Sublease income	(5,249)	(1,220)	(2,808)	(1,221)	0
Net operating lease commitments	25,622	3,431	6,710	6,335	9,147
Purchase commitments (2)	16,054	15,321	733	—	—
Total	$68,447	$28,301	$24,198	$6,802	$9,147

(1)

Senior credit facility includes estimated interest payments. As of March 31, 2019, $20.0 million of term loan and $3.4 million equipment advance borrowings were outstanding, excluding unamortized debt issuance costs of $86,000. Term loan and equipment advance interest rates were 6.25%% and 6.75%, respectively, as of March 31, 2019.

(2)	Purchase commitments consist primarily of non-cancelable commitments to purchase $15.1 million of inventory as of March 31, 2019, as well as non-cancelable software license agreements with vendors.

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

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk

Under our current investment policy, we invest our excess cash in money market funds, U.S. government agency securities, corporate notes and bonds, treasury bills, commercial paper and money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. We do not enter into investments for trading or speculative purposes.

We had cash, cash equivalents and short-term investments of $56.6 million as of March 31, 2019. Our investments are exposed to market risk due to the fluctuation in prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of March 31, 2019, borrowings for our term loan and equipment advance had interest rates of 6.25% and 6.75%, respectively. A hypothetical 100 basis point increase in interest rates would result in a $0.4 million increase in our interest expense until the scheduled maturity date in 2022.

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

Foreign Currency Exchange Risk

We consider our foreign subsidiaries to be extensions of the U.S. company. The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the condensed consolidated statements of operations. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2019.

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

Between July 2018 and April 2019, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated rapidly in 2016, which resulted in longer lead times. We invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017 and early 2018, the growth rate in endpoint IC shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers.

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

The retail apparel industry leads RAIN adoption, and retail end users were the largest consumers of our endpoint ICs in 2016, 2017 and 2018. We believe retail RAIN deployments are a leading indicator of overall RAIN market adoption. If apparel retailers continue adopting RAIN, then we believe adoption in other industries is likely to accelerate. As such, the retail industry is one of our key strategic focus areas.

If retailers or others deploying RAIN fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in the second half of 2017 and early 2018, the pace of growth in endpoint IC unit-volume shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. Moreover, retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

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

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $7.1 million for the three months ended March 31, 2019 and an accumulated deficit of $246.8 million as of March 31, 2019. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and our market share. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale deployments. However, in portions of 2017 and 2018, the pace of growth in endpoint IC unit-volume shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as an endpoint IC channel-inventory correction.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP B.V., or NXP, and Alien Technology Corporation, or Alien; in reader ICs, STMicroelectronics N.V., Phychips Inc and Zhikun Semiconductor Co. Ltd, or Iotelligent; and in readers and gateways, Alien and Zebra Technologies Corporation, or Zebra. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows.

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

Worldwide economic conditions have exhibited significant fluctuations in the past, and customers remain guarded with respect to market volatility and uncertainty. As a consequence, we and our customers have had difficulty forecasting and planning future business activities accurately. Volatile economic conditions could cause our customers or end users to reduce their capital-expense budgets, which could decrease spending for our products resulting in delayed and lengthened deployment, a decrease in sales or a loss of sales opportunities. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because retailers comprise a significant portion of the RAIN end users. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be adversely affected.

If we fail to obtain quality products in adequate quantity and in a timely and cost-effective manner, our operating results and growth prospects will be adversely affected.

We do not own or operate manufacturing facilities, and we do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements. Currently, all our endpoint IC wafers are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader IC wafers are manufactured by TowerJazz Ltd., or TowerJazz; all our modules are manufactured by Stars and Microelectronics Technology Inc., or MTI; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Western Corporation (acquired by Computrol, Inc.) We also use subcontractors for post-processing, assembly and testing.

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

Manufacturing capacity may not be available when we need it or at reasonable prices, which result in us not being able to satisfy demand for our products fully, or may distort apparent future demand. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy customer demand at that time, causing some customers to purchase competitive products even as we increased production. In response to similar future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory.

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

To keep pace with technology developments, satisfy increasingly stringent end-user requirements and achieve market acceptance, we plan to introduce new products and solutions. We commit significant resources to developing these new products and solutions while improving performance, reliability and reducing costs. For example, we are investing substantial resources to develop and enhance our system software but do not expect to realize material revenue from this software in the near future. The market for our software is nascent, and we need to create market awareness of its benefits to drive end-user adoption. Creating market awareness includes promoting our software as a foundation on which end users, ISVs, consultants, SIs, and others can develop applications that meet end-user needs and drive adoption. We may be late in delivering or improving our software to meet our partners’ or end users’ needs. In addition, we have limited experience developing and selling software products and cannot be certain that our proposed pricing model, sales strategy, or software quality and reliability will be successful. We rely on and must train our channel partners to sell, develop applications for and integrate our software with end users’ systems, but we cannot guarantee that we or they will be successful doing so. We believe that we must continue to dedicate a significant amount of resources to our development efforts to develop and maintain our competitive position. We also cannot be certain that our software will generate revenue from these investments for several years, if it all, or that such revenue will exceed the investment we are committing to develop and deploy our software.

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

We may not be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. We generate a majority of our revenue from sales of our endpoint ICs, which have lower gross margins than our other products, and endpoint IC revenue may increase as a percentage of our total revenue over time. In addition, gross margins can be affected by endpoint IC product mix. As the market for our newer, higher-margin endpoint IC products matures, we expect to experience price erosion for those products which may adversely affect gross margins if we are not able to realize cost reductions or shift towards newer or other higher-margin products. If endpoint IC revenue grows relative to our other products, our company-wide gross margin will decline. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

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

In 2018, we derived 76% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

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

Various foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. The Court of Justice of the European Union in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. EU and U.S. political authorities adopted the EU-U.S. Privacy Shield in 2016, providing a mechanism for companies to transfer EU personal data to the United States. It is unclear as of the date of this report whether we will make use of the EU-U.S. Privacy Shield, and it has been subject to challenges in EU courts. In view of these developments, there is significant regulatory uncertainty surrounding the future of data transfers from the European Economic Area to the United States. In addition, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Additionally, the United Kingdom enacted the Data Protection Act 2018 in May 2018 that substantially implements GDPR, but as of the date of this report, it remains uncertain how data protection laws or regulations will develop in the United Kingdom in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. The June 2016 approval by voters of a referendum to leave the EU, and the UK’s anticipated exit from the EU in 2019, has created uncertainty with regard to data transfers between the UK, the EU, and other jurisdictions, and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world.  Likewise, the California Consumer Privacy Act of 2018, or CCPA, will become effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The CCPA was amended in September 2018, and further amendments have been, and likely will continue to be, proposed to this legislation in 2019. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties collecting personally identifiable information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection. Consumers may be subject to unauthorized readers or gateways surreptitiously identifying and tracking their RAIN tags to gain information a consumer considers private, even if the consumer employs protective measures. Retailers may inadvertently or perhaps even intentionally read consumers’ tags to gain information, such as shopping behavior, that may be illegal to collect, or if not illegal, may be considered intrusive by consumers. Unauthorized readers or gateways could gain access to sensitive information stored in tags despite measures designed to thwart such unauthorized access. For example, criminals seeking to divert or steal high-value pharmaceutical products could seek to identify these products by looking for tags with Electronic Product Codes, or EPCs, corresponding to these products. If such concerns increase, or if actual malicious or inadvertent breaches of privacy or theft occur or are perceived to have occurred, then our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability.

In addition to concerns over privacy or theft, it may be possible for those with malicious intent to misuse RAIN in ways that actually facilitate theft or damage the public trust, such as by changing the EPC on a narcotic to misrepresent it as an over-the-counter product. It may even be possible to embed computer viruses or other malicious code into endpoint ICs so that by reading endpoint IC memory, the malicious code can be inserted into end-user systems. If a breach occurs or is perceived to occur, our customers or we could be the target of regulatory actions or private lawsuits. In such cases in which a customer is the target of a regulatory action or private lawsuit, such customer might allege that our products did not function as promised and may sue us for breach of contract, breach of warranty, negligence or another cause of action. Additionally, if our customers’ security measures are breached or are perceived to have been breached, even if through means beyond our control, our reputation may be damaged, we may be subject to litigation and our business and prospects could suffer. Moreover, concerns about security and privacy risks, even if unfounded, could damage our reputation and operating results and could delay the development of the overall RAIN industry. Security breaches could expose us to litigation and possible liability. Even if our products meet new or changed standards or regulations, if our security measures are breached or perceived to have been breached as a result of third-party action, our error or criminal act or otherwise, and, as a result, someone obtains or is perceived to have obtained unauthorized access to customer or end-user data, our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability.

Government regulations and guidelines and other standards relating to consumer privacy may adversely impact adoption of our products, require us to make design changes or constrain our ability to implement new and desired product features.

Our customers are subject to laws and regulations related to collecting, storing, transmitting and using personal information and personal data, as well as additional laws and regulations that address privacy and security issues related to radiofrequency identification, or RFID. For example, some U.S. states have enacted statutes specifically governing the use of RFID, including prohibitions on mandatory implantation of an RFID IC, unauthorized skimming of information from ID cards and documents, unauthorized personnel tracking using RFID and improper use of RFID tags in drivers’ licenses or on vehicles. Because RAIN uses RFID technology, we believe these statutes and regulations apply to RAIN systems.

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

The data security and privacy legislative and regulatory landscape in the United States and EU, and other foreign jurisdictions is evolving, and new or changed laws, regulations, guidelines and other standards may adversely impact our business, including our ability to develop future products. If we fail to develop products that implement end-user privacy requirements then end users may choose not to use our products in certain applications, which would harm our business, operating results and financial condition.

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

Our success depends, in large part, on the continued contributions of our executive management team including Chris Diorio, Ph.D., our chief executive officer and Eric Brodersen, our chief operating officer. None of our executive management team is bound by employment contracts to remain with us for a specified period of time. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

We have a short history of operating as a public company. Some of our executive team, including our chief executive officer, have never managed a publicly traded company prior to our initial public offering and have little experience complying with the complex and everchanging laws pertaining to public companies. In addition, our chief financial officer resigned from our company effective March 30, 2018 and we are in process of identifying a replacement. Our management team as well as other company personnel devote substantial time to compliance yet may not effectively or efficiently manage our maturation as a public company. Additionally, we have incurred and will continue to incur significant legal, accounting and other expenses related to compliance with laws, regulations and standards applicable to public companies.

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

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified errors which, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. The identified errors included an error in the accounting treatment for the recapitalization of our company in 2012 and the impact of the recapitalization on earnings per share that resulted in the restatement of our previously issued financial statements for the years ended December 31, 2012 and 2013. They also included, in 2015, an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken steps to remediate the material weakness, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls. This material weakness was remediated as of December 31, 2018. However, our remediation of this material weakness may prove not to be effective in future periods or prevent other material weaknesses or significant deficiencies in our internal control over financial reporting to arise in the future.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, we currently have securities class-action complaints pending against us, our chief executive officer, chief operations officer and former chief financial officer, asserting that we made false or misleading statements in our financial statements, press releases and conference calls during the applicable class periods. The complaints each seek monetary damages, costs and expenses. For more information, see Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March and August 2018 and April 2019, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility and (2) a $23.5 million term loan. At March 31, 2019, we had $23.4 million of term loan and equipment advance borrowings outstanding, excluding $0.1 million of unamortized debt issuance costs, and no revolver borrowings outstanding.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, through March 31, 2019, our stock price has ranged from $9.95 to $60.85. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect our stock price, regardless of our actual operating performance. In addition, securities class-action litigation has often been instituted against companies whose stock prices have declined, especially following periods of volatility in the overall market, as it has been against us. That litigation has already resulted in substantial costs and a diversion of our management’s attention and resources, and those costs and diversion could escalate significantly. For further information regarding this risk, please refer to Note 6 of our consolidated financial statements included elsewhere in this report.

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

As of March 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 38.7% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On April 26, 2019, we amended our senior credit facility with Silicon Valley Bank to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to May 1, 2021 and refinance the existing term loan and equipment advance with a $23.5 million term loan. The term loan will amortize over 36 months, beginning on May 1, 2020, following an initial 12-month interest-only period, and mature on April 1, 2023. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before April 26, 2020, or 1.0% of the outstanding principal amount if prepaid after April 26, 2020, but on or before April 26, 2021. There were no changes to the term debt interest rate or financial covenants as a result of this amendment. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the amendment.

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