Form 10-Q
period 2019-06-30
IMPINJ INC
filed 2019-07-29
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37824

IMPINJ, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-2041398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Fairview Avenue North, Suite 1200, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 517-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PI	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2019, 21,761,423 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$22,153	$17,530
Short-term investments	37,645	38,543
Accounts receivable, net	21,260	18,462
Inventory	37,910	44,725
Prepaid expenses and other current assets	1,524	1,954
Total current assets	120,492	121,214
Property and equipment, net	17,759	19,778
Operating lease right-of-use assets	17,786	—
Other non-current assets	237	196
Goodwill	3,881	3,881
Total assets	$160,155	$145,069
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,407	$4,643
Accrued compensation and employee related benefits	5,938	7,409
Accrued liabilities	2,982	2,887
Current portion of operating lease liabilities	3,207	—
Current portion of restructuring liabilities	94	582
Current portion of long-term debt	1,241	5,930
Current portion of finance lease liabilities	419	523
Current portion of deferred rent	—	402
Current portion of deferred revenue	964	649
Total current liabilities	20,252	23,025
Long-term debt, net of current portion	22,126	17,633
Operating lease liabilities, net of current portion	20,628	—
Finance lease liabilities, net of current portion	79	258
Long-term liabilities — other	301	304
Long-term restructuring liabilities	—	487
Deferred rent, net of current portion	—	5,294
Deferred revenue, net of current portion	137	185
Total liabilities	63,523	47,186
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 21,761 and 21,492 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	22	21
Additional paid-in capital	347,558	337,627
Accumulated other comprehensive income (loss)	34	(9)
Accumulated deficit	(250,982)	(239,756)
Total stockholders' equity	96,632	97,883
Total liabilities and stockholders' equity	$160,155	$145,069

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$38,190	$28,542	$71,253	$53,610
Cost of revenue	19,774	14,882	36,964	28,188
Gross profit	18,416	13,660	34,289	25,422
Operating expenses:
Research and development	8,773	8,363	17,334	16,366
Sales and marketing	8,188	8,023	16,737	16,882
General and administrative	5,455	5,061	11,150	10,286
Restructuring costs (benefits)	—	(178)	—	3,749
Total operating expenses	22,416	21,269	45,221	47,283
Loss from operations	(4,000)	(7,609)	(10,932)	(21,861)
Other income, net	309	267	630	357
Interest expense	(421)	(351)	(850)	(580)
Loss before income taxes	(4,112)	(7,693)	(11,152)	(22,084)
Income tax expense	(46)	(39)	(74)	(90)
Net loss	$(4,158)	$(7,732)	$(11,226)	$(22,174)
Net loss per share — basic and diluted	$(0.19)	$(0.36)	$(0.52)	$(1.04)
Weighted-average shares outstanding — basic and diluted	21,709	21,333	21,626	21,229

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,158)	$(7,732)	$(11,226)	$(22,174)
Other comprehensive income, net of tax:
Unrealized gain on investments	27	20	43	—
Total other comprehensive income	27	20	43	—
Comprehensive loss	$(4,131)	$(7,712)	$(11,183)	$(22,174)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(11,226)	$(22,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,417	2,258
Stock-based compensation	7,020	4,678
Non-cash restructuring benefit	—	(454)
Accretion of discount or amortization of premium on short-term investments	(362)	(143)
Amortization of debt issuance costs	35	39
Changes in operating assets and liabilities:
Accounts receivable	(2,798)	2,228
Inventory	6,815	(6,195)
Prepaid expenses and other assets	467	864
Deferred revenue	267	(487)
Deferred rent	—	(87)
Accounts payable	798	579
Accrued compensation and employee related benefits	(1,429)	341
Operating lease right-of-use assets	868	—
Operating lease liabilities	(1,490)	—
Accrued liabilities and other liabilities	459	(34)
Restructuring liabilities	—	2,275
Net cash provided by (used in) operating activities	1,841	(16,312)
Investing activities:
Purchases of investments	(36,569)	(19,154)
Proceeds from maturities of investments	37,794	20,800
Purchases of property and equipment	(799)	(1,071)
Net cash provided by investing activities	426	575
Financing activities:
Principal payments on finance lease obligations	(283)	(483)
Payments on term and equipment loans	(4,222)	(2,147)
Proceeds from term loans, net of debt issuance costs	3,991	12,379
Proceeds from exercise of stock options and employee stock purchase plan	2,870	2,203
Net cash provided by financing activities	2,356	11,952
Net increase (decrease) in cash and cash equivalents	4,623	(3,785)
Cash and cash equivalents
Beginning of period	17,530	19,285
End of period	$22,153	$15,500

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment not yet paid	$112	$93

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	21,492	$21	$337,627	$(239,756)	$(9)	$97,883
Issuance of common stock	135	1	1,862	—	—	1,863
Stock-based compensation	—	—	3,477	—	—	3,477
Net loss	—	—	—	(7,068)	—	(7,068)
Other comprehensive income	—	—	—	—	16	16
Balance at March 31, 2019	21,627	22	342,966	(246,824)	7	96,171
Issuance of common stock	134	—	1,049	—	—	1,049
Stock-based compensation	—	—	3,543	—	—	3,543
Net loss	—	—	—	(4,158)	—	(4,158)
Other comprehensive income	—	—	—	—	27	27
Balance at June 30, 2019	21,761	$22	$347,558	$(250,982)	$34	$96,632

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2017	20,973	$21	$323,482	$(204,525)	$(36)	$118,942
Issuance of common stock	359	—	2,015	—	—	2,015
Stock-based compensation	—	—	2,065	—	—	2,065
Net loss	—	—	—	(14,442)	—	(14,442)
Other comprehensive loss	—	—	—	—	(20)	(20)
Balance at March 31, 2018	21,332	21	327,562	(218,967)	(56)	108,560
Issuance of common stock	63	—	266	—	—	266
Stock-based compensation	—	—	2,613	—	—	2,613
Net loss	—	—	—	(7,732)	—	(7,732)
Other comprehensive income	—	—	—	—	20	20
Balance at June 30, 2018	21,395	$21	$330,441	$(226,699)	$(36)	$103,727

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2018 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 28, 2019. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

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

Leases

We determine whether an arrangement is or contains a lease at inception. Right-of-use, or ROU, assets represent our right to use an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in determining the present value of lease payments as our operating leases do not provide an implicit rate. Our incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Finance lease ROU assets are included in property and equipment, net in our condensed consolidated balance sheets.

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, Thailand and Malaysia, with expiration dates from 2019 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that are factored into our determination of lease payments when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted as a single lease component.

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

We adopted this standard on January 1, 2019 using the effective date modified retrospective transition method and elected the available practical expedients permitted under the transition method, allowing us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. As a result of the adoption of this standard, we recorded net operating lease ROU assets and lease liabilities of $18.7 million and $25.3 million, respectively, as of January 1, 2019. Net restructuring liabilities related to cease-use costs and net deferred rent were netted against the operating lease ROU assets upon adoption of this guidance. Our accounting for finance leases remained substantially unchanged. The condensed consolidated financial statements for the three and six months ended June 30, 2019 and as of June 30, 2019 are presented under the new standard, while comparative prior reporting periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of this guidance did not impact our results of operations.

In June 2018, the FASB issued guidance to improve nonemployee share-based payment accounting that requires companies to account for share-based payments granted to nonemployees similar to share-based payments granted to employees. This guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. We adopted this standard on January 1, 2019 and the adoption of this guidance did not impact our financial positions, results of operations or cash flows.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not expected to have, a material impact on our present or future consolidated financial statements

Note 3. Fair Value Measurements

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents consist of highly liquid investments, which include money market funds and commercial paper, with original maturities of less than three months at the acquisition date. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$13,672	$—	$13,672	$11,896	$—	$11,896
Commercial paper	—	998	998	—	—	—
Total cash equivalents	13,672	998	14,670	11,896	—	11,896
Short-term investments:
U.S. government agency securities	—	19,943	19,943	—	7,482	7,482
Corporate notes and bonds	—	4,751	4,751	—	3,736	3,736
Commercial paper	—	7,955	7,955	—	9,943	9,943
Treasury bills	—	4,996	4,996	—	17,382	17,382
Total short-term investments	—	37,645	37,645	—	38,543	38,543
Total	$13,672	$38,643	$52,315	$11,896	$38,543	$50,439

We did not have any Level 3 assets as of June 30, 2019 or December 31, 2018. There were no liabilities measured at fair value as of June 30, 2019 or December 31, 2018. The gross unrealized gains or losses on cash equivalents and short-term investments as of June 30, 2019 or December 31, 2018 were not material.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$4,529	$3,858
Work-in-process	8,366	13,671
Finished goods	25,015	27,196
Total inventory	$37,910	$44,725

Note 5. Stock-Based Awards

Stock Options

The following table summarizes stock options activity for the six months ended June 30, 2019 (in thousands):

Number of Shares
Outstanding at December 31, 2018	3,603
Granted	165
Exercised	(163)
Forfeited or expired	(265)
Outstanding at June 30, 2019	3,340
Vested and exercisable at June 30, 2019	1,356

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the six months ended June 30, 2019 (in thousands):

	Number of Shares
	RSUs	PSUs
Outstanding at December 31, 2018	32	—
Granted	72	247
Vested	(1)	—
Forfeited	—	—
Outstanding at June 30, 2019	103	247

PSUs granted during the six months ended June 30, 2019 were primarily related to 234,000 PSUs associated with a PSU bonus program that replaced what has historically been our annual cash-bonus program for our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vest will depend on the extent to which we achieve certain 2019 financial metrics: 134,000 PSUs will vest at 100% achievement of these financial metrics and 234,000 PSUs at 175% achievement. We record compensation expense each period based on our estimate of the most probable number of PSUs that will vest and recognize such expense over the related service period. Stock-based compensation expense recognized for the PSUs was $473,000 and $606,000 for the three and six months ended June 30, 2019, respectively.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$159	$98	$303	$181
Research and development expense	1,240	822	2,311	1,581
Sales and marketing expense	1,116	931	2,406	1,688
General and administrative expense	1,028	762	2,000	1,228
Total stock-based compensation expense	$3,543	$2,613	$7,020	$4,678

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $17.3 million of inventory as of June 30, 2019.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2019 and December 31, 2018, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On January 14, 2019, the U.S. District Court for the Western District of Washington consolidated the Montemarano and Baton Rouge actions and appointed the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as lead plaintiff. On February 13, 2019, lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint alleges that from July 21, 2016 through February 15, 2018, we made false or misleading statements about customer demand and the capability of our products and platform in violation of Section 10(b) of the Securities Exchange Act. On March 19, 2019, the defendants filed a motion to dismiss the consolidated amended complaint. On April 10, 2019, the lead plaintiff filed an opposition to this motion. On April 30, 2019, the defendants filed a reply brief in support of the motion. The court has not yet ruled on the motion to dismiss.

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

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, chief operating officer, former chief financial officer and certain of our directors. We are a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants. Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, allege that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions include claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these derivative actions until resolution of the pending federal securities class actions described above.

Note 7. Debt Facilities

On March 5, 2018, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to March 5, 2020, and provide for a $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. On August 17, 2018, we amended our senior credit facility, to provide for a $4.0 million equipment advance which we used solely to purchase equipment.

On April 26, 2019, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to May 1, 2021 and refinance the existing term loan and equipment advance with a new $23.5 million term loan. The term loan will amortize over 36 months, beginning on May 1, 2020, following an initial 12-month interest-only period, and mature on April 1, 2023. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before April 26, 2020, or 1.0% of the outstanding principal amount if prepaid after April 26, 2020, but on or before April 26, 2021. There were no changes to the term loan interest rates or financial covenants as a result of this amendment.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin ranging from 2.75% to 3.50%, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin ranging from 0.00% to 0.75%. The margin percentage is determined based upon whether the outstanding borrowing is a term loan or revolving loan and our adjusted EBITDA for the preceding 12-month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of June 30, 2019. Our obligations under the senior credit facility are collateralized by substantially all our assets other than intellectual property.

At June 30, 2019, $23.5 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $133,000, and no revolver borrowings were outstanding. Term loan interest rates were 6.25%. The following table presents the scheduled principal maturities as of June 30, 2019 (in thousands):

2019	$—
2020	5,222
2021	7,833
2022	7,833
2023	2,612
Total	$23,500

Note 8. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs(a)
Single lease costs	$1,056	$2,102
Variable lease costs	481	900
Sublease income(b):
Single sublease income	(329)	(657)
Variable sublease income	(139)	(278)
Total operating lease costs	$1,069	$2,067

Finance lease costs:
Amortization of right-of-use assets	$107	$222
Interest on lease liabilities	14	32
Total finance lease costs	$121	$254

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to leases for the periods presented (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$1,152	$2,304
Operating cash flows used in finance leases	14	32
Financing cash flows used in finance leases	136	283

The following table presents weighted-average remaining lease terms and weighted-average discount rate related to leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease terms (years)
Operating leases	6.5
Finance leases	1.2
Weighted-average discount rate
Operating leases	6.8%
Finance leases	9.8%

The following table presents future lease payments under operating and finance leases as of June 30, 2019 (in thousands):

	Operating Leases			Finance Leases
	Lease Payments	Sublease Income	Net	Lease Payments
2019	$2,313	$(677)	$1,636	$255
2020	4,755	(1,373)	3,382	270
2021	4,790	(1,414)	3,376	—
2022	4,650	(1,457)	3,193	—
2023	3,263	(123)	3,140	—
Thereafter	9,947	—	9,947	—
Total lease payments	$29,718	$(5,044)	$24,674	$525
Less: Interest	(5,883)			(27)
Present value of lease liabilities	23,835			498
Less: Current portion of lease liabilities	(3,207)			(419)
Lease liabilities, net of current portion	$20,628			$79

The following table presents future minimum lease payments under operating and capital leases in accordance with ASC 840 as of December 31, 2018 (in thousands):

	Operating Leases	Capital Leases
2019	$3,573	$575
2020	3,340	270
2021	3,305	—
2022	3,193	—
2023	3,140	—
Thereafter	9,947	—
Total minimum lease payments	$26,498	$845
Less: Portion representing interest		(64)
Present value of capital lease obligations		781
Less: Current portion of capital lease obligations		(523)
Capital lease obligations net of current portion		$258

Note 9. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(4,158)	$(7,732)	$(11,226)	$(22,174)
Denominator:
Weighted-average shares outstanding — basic and diluted	21,709	21,333	21,626	21,229
Net loss per share — basic and diluted	$(0.19)	$(0.36)	$(0.52)	$(1.04)

The following table presents the outstanding option awards and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock units	3,753	3,477	3,730	2,994
Unvested shares of common stock subject to repurchase	3	22	5	26

Note 10. Restructuring

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring benefit of $178,000 and a restructuring charge of $3.7 million for the three and six months ended June 30, 2018, respectively.

The following table presents the changes in restructuring liabilities for the period presented (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Total
Balance at December 31, 2018	$94	$975	$1,069
Effect of the new lease standard adoption(1)	—	(975)	(975)
Balance at June 30, 2019	$94	$—	$94
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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. Systems revenue includes sales of reader ICs, modules, readers, gateways and software. The following table presents our revenue by category for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Endpoint ICs	$23,704	$20,022	$45,549	$39,431
Systems	14,486	8,520	25,704	14,179
Total revenue	$38,190	$28,542	$71,253	$53,610

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$834	$1,215
Deferral of revenue	471	218
Recognition of deferred revenue	(204)	(705)
Balance at end of period	$1,101	$728

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Business

Our vision is digital life for everyday items. Our mission is to deliver a platform that powers item-to-cloud connectivity, enabling developers to innovate Internet-of-Things, or IoT, applications on our platform. We are driving a future in which everyday physical items have digital counterparts, or digital twins, in the cloud, and in which businesses and people engage with trillions of those everyday physical items via their digital twins. These cloud-based digital twins will store an individual item’s ownership, history and links, and provide businesses and people ubiquitous access to them. We believe the item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

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

Market Adoption

Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our products in multiple industries, including the retail industry which is our largest market. In 2015 and 2016, some major retailers and brand owners initiated new deployments that significantly increased our endpoint IC sales. In 2016, our endpoint IC sales exceeded both our expectations and those of our industry’s analysts, which resulted in longer lead times. As a result of those 2016 trends, we invested in internal endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017, the growth rate in endpoint IC shipments slowed, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth engendered an endpoint IC channel inventory correction. For working capital management purposes and to most efficiently run our business, we reduced our internal endpoint IC inventory in the second half of 2018 and continued reducing it further throughout the first half of 2019.

Regardless of the uneven pace of retail industry adoption, we believe the underlying, long-term trend is continued RAIN adoption by the retail industry. We also believe that expanding retail deployments foster RAIN adoption in other markets. Consequently, we intend to continue introducing new products to improve our market position and to further grow both retail and overall market adoption.

For a non-retail example of growing RAIN adoption, our reader and gateway sales in the second half of 2017 and the first half of 2019 exceeded our expectations, due to end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading and RAIN data integration with enterprise software systems. In addition, we see growing RAIN adoption in the aviation industry. We believe greater adoption of fixed readers and our system software will increase the value of our platform. However, as noted below, at the current stage of RAIN adoption, our revenue could decline on a quarterly or annual basis due to fluctuations caused by large-scale deployments to limited numbers of large end users.

If market adoption of RAIN, and our platform products specifically, does not meet our expectations, then our growth prospects and operating results will be adversely affected. If we discount prices to win opportunities, then our gross margins may be negatively affected. If we are unable to meet end-user or customer volume or performance expectations, then our business and prospects may be adversely affected. Because we sell our products through our channel partners, we have limited ability to determine end-user demand and we may incorrectly predict that demand or be unable to identify market shifts in a timely fashion, potentially affecting our business adversely. In contrast, if our endpoint IC, reader IC, module, reader, gateway or software sales exceed expectations, then our revenue and profitability may be positively affected.

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

Further, although we promote our platform as an integrated solution, we sell our products individually, and end users may use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results. We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end-user applications and information systems. Large-scale project deployments of our systems or platform led by our partners are often concentrated with discrete end users and may result in variability of our systems revenue and trends that are different from endpoint IC revenue. If we are unable to replace project-based revenue from these concentrated opportunities with revenue from similar, new projects, or if end users with sizable deployments change or delay their projects without providing us adequate notice, our revenue could decline. As a result of these factors, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate these factors will continue to characterize our business for the foreseeable future.

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

Inventory Supply

From time to time we may experience high inventory levels or product shortages, generally as a result of us mis-estimating customer or end-user demand or supplier manufacturing capacity, but also sometimes related to fluctuations in our market or the global economy, changes in regulations or tariffs, or for a host of other reasons. These inventory dynamics can impact some or all of our hardware products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that could adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthening lead times and potentially causing us to miss opportunities, lose market share and/or damage customer relationships.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Revenue	$38,190	$28,542	$9,648	$71,253	$53,610	$17,643
Gross profit	$18,416	$13,660	$4,756	$34,289	$25,422	$8,867
Gross margin	48.2%	47.9%	0.4%	48.1%	47.4%	0.7%
Loss from operations	$(4,000)	$(7,609)	$3,609	$(10,932)	$(21,861)	$10,929

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Revenue and gross profit increased primarily due to increased systems revenue from higher gateway and reader sales as well as increased endpoint IC sales. Gross margin increased primarily due to product mix with higher margin systems revenue representing a larger portion of our total revenue and leveraged overhead costs on revenue growth, partially offset by higher charges for excess and obsolescence. Loss from operations decreased due to increased gross profit, partially offset by increased stock-based compensation expense from an increased number of stock options and restricted stock units with performance conditions, or PSUs. We issued PSUs in 2019 to replace what has historically been our annual cash-bonus program. For further information on our PSU grants, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Revenue and gross profit increased primarily due to increased systems revenue from higher gateway, reader and reader IC sales as well as increased endpoint IC sales. Gross margin increased primarily due to product mix with higher margin systems revenue representing a larger portion of our total revenue and leveraged overhead costs on revenue growth. This increase in gross margin was partially offset by higher charges for excess and obsolescence. Loss from operations decreased due to increased gross profit, decreased restructuring costs and decreased personnel expenses from lower headcount and bonus expense, partially offset by increased stock-based compensation expense and higher commission expense.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Endpoint ICs	$23,704	$20,022	$3,682	$45,549	$39,431	$6,118
Systems	14,486	8,520	5,966	25,704	14,179	11,525
Total revenue	$38,190	$28,542	$9,648	$71,253	$53,610	$17,643

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

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Endpoint IC revenue increased $3.7 million primarily due to a 27% increase in shipment volumes, partially offset by a decrease in revenue due to lower ASPs from product mix and our annual price renegotiation as discussed above under “—Factors Affecting Our Performance—Seasonality.” Systems revenue increased $6.0 million primarily due to increased gateway revenue from a large- scale deployment and, to a lesser extent, increased reader revenue from higher unit volumes.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Endpoint IC revenue increased $6.1 million primarily due to a 30% increase in shipment volumes, partially offset by a decrease in revenue due to lower ASPs from our annual price renegotiation and the one-time product exchange that we completed in the first quarter of 2018. Systems revenue increased $11.5 million primarily due to increased gateway revenue from a large-scale deployment, and, to a lesser extent, increased reader and reader IC revenue from higher unit volumes.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Gross profit	$18,416	$13,660	$4,756	$34,289	$25,422	$8,867
Gross margin	48.2%	47.9%	0.4%	48.1%	47.4%	0.7%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, modules, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on product mix, ASPs as well as from charges for excess and obsolescence.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Gross profit increased due to increased systems and endpoint IC revenue as mentioned above. The increase in gross margin was due to product mix with higher margin systems revenue representing a larger portion of our total revenue and leveraged overhead costs on revenue growth, partially offset by higher charges for excess and obsolescence.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Gross profit increased due to increased systems and endpoint ICs revenue as mentioned above. The increase in gross margin was primarily due to product mix with higher margin system revenue representing a larger portion of our total revenue and leveraged overhead costs on revenue growth, partially offset by higher charges for excess and obsolescence.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Research and development	$8,773	$8,363	$410	$17,334	$16,366	$968

Research and development expense consists primarily of personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; external consulting and service costs; prototype materials; other new product development costs; and an allocated portion of infrastructure costs, which include occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we focus on new product development and introductions.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Research and development expense increased $410,000, comprised primarily of an increase of $418,000 in stock-based compensation expense from an increased number of stock options and PSUs described above.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Research and development expense increased $1.0 million, comprised primarily of an increase of $730,000 in stock-based compensation expense from an increased number of stock options and PSUs described above.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Sales and marketing	$8,188	$8,023	$165	$16,737	$16,882	$(145)

Selling and marketing expense consists primarily of personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs, which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain constant on an absolute dollar basis. We expect incentive sales compensation to fluctuate as a function of revenue.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Sales and marketing expense increased $165,000, comprised primarily of an increase of $185,000 in stock-based compensation expense from an increased number of stock options and PSUs described above.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Sales and marketing expense decreased $145,000, comprised primarily of decreases of $1.3 million in personnel expense related to salaries and benefits from lower headcount and bonus expense, $209,000 in travel expense and $187,000 in marketing and advertising costs. These decreases were partially offset by increases of $718,000 in stock-based compensation expense from an increased number of stock options and PSUs described above and $724,000 in higher commission expense.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
General and administrative	$5,455	$5,061	$394	$11,150	$10,286	$864

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional service fees; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to remain relatively constant on an absolute dollar basis, except for professional service fees which may fluctuate based on legal claims made against us.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

General and administrative expense increased $394,000, comprised primarily of an increase of $266,000 in stock-based compensation from an increased number of stock options and PSUs described above.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

General and administrative expense increased $864,000, comprised primarily of increases of $772,000 in stock-based compensation from an increased number of stock options and PSUs described above and $463,000 in legal fees, partially offset by lower personnel expense related to bonus expense.

Restructuring Costs (Benefits)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Restructuring costs (benefits)	$—	$(178)	$178	$—	$3,749	$(3,749)

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring benefit of $178,000 and a restructuring charge of $3.7 million for the three and six months ended June 30, 2018, respectively.

Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Other income, net	$309	$267	$42	$630	$357	$273

Other income, net for the three months ended June 30, 2019 remained comparable to the prior period.

Other income, net for the six months ended June 30, 2019 increased $273,000 primarily due to increased accretion income from our investments.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Interest expense	$421	$351	$70	$850	$580	$270

Interest expense for the three months ended June 30, 2019 remained comparable to the prior period. Interest expense increased $270,000 for the six months ended June 30, 2019 primarily due to higher average outstanding borrowings in the current period compared to the prior period.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Income tax expense	$46	$39	$7	$74	$90	$(16)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense for the comparative periods remained comparable.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; other income; net, interest expense; and income tax benefit (expense). We have excluded from adjusted EBITDA the net restructuring costs (benefits) because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net loss	$(4,158)	$(7,732)	$3,574	$(11,226)	$(22,174)	$10,948
Adjustments:
Other income, net	(309)	(267)	(42)	(630)	(357)	(273)
Interest expense	421	351	70	850	580	270
Income tax expense	46	39	7	74	90	(16)
Depreciation	1,262	1,138	124	2,417	2,258	159
Stock-based compensation	3,543	2,613	930	7,020	4,678	2,342
Restructuring costs (benefits)	—	(178)	178	—	3,749	(3,749)
Adjusted EBITDA	$805	$(4,036)	$4,841	$(1,495)	$(11,176)	$9,681

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; amortization of debt issuance costs; and non-cash income tax benefit (expense). We exclude from non-GAAP net income (loss) the non-cash portion of income taxes because of our ability to offset a substantial portion of future income tax liabilities by utilizing our deferred tax assets, comprised primarily of federal net-operating-loss carryforwards and federal research and experimentation credit carryforwards. We have excluded from non-GAAP net income (loss) the net restructuring costs (benefits) because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net loss	$(4,158)	$(7,732)	$3,574	$(11,226)	$(22,174)	$10,948
Adjustments:						-
Depreciation	1,262	1,138	124	2,417	2,258	159
Stock-based compensation	3,543	2,613	930	7,020	4,678	2,342
Restructuring costs (benefits)	—	(178)	178	—	3,749	(3,749)
Amortization of debt issuance costs	17	18	(1)	35	39	(4)
Non-cash income tax expense	—	12	(12)	—	28	(28)
Non-GAAP net income (loss)	$664	$(4,129)	$4,793	$(1,754)	$(11,422)	$9,668

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and investments of $59.8 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $100.2 million as of June 30, 2019. Historically, we funded our operations principally through cash generated from operations, issuing equity securities or borrowing under our senior credit facility. In 2019, our principal uses of cash are funding operations to capture our market opportunity and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked financing and debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity, equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

Senior Credit Facility

On March 5, 2018, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to March 5, 2020, and provide for a $20.0 million term loan. We incurred $9.0 million in term loan borrowings to refinance $7.9 million of term loan borrowings and $1.1 million of equipment loans and have $11.0 million of term loan borrowings available for general corporate purposes. On August 17, 2018, we amended our senior credit facility to provide for a $4.0 million equipment advance which we used solely to purchase equipment.

On April 26, 2019, we amended our senior credit facility to, among other things, extend the maturity date of the $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility, to May 1, 2021 and refinance the existing term loan and equipment advance with a new $23.5 million term loan. The term loan will amortize over 36 months, beginning on May 1, 2020, following an initial 12-month interest-only period, and mature on April 1, 2023. We may prepay the term loan at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal amount if prepaid on or before April 26, 2020, or 1.0% of the outstanding principal amount if prepaid after April 26, 2020, but on or before April 26, 2021. There were no changes to the term loan interest rates or financial covenants as a result of this amendment.

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of June 30, 2019. Our obligations under the senior credit facility are collateralized by substantially all our assets other than intellectual property.

The loans accrue interest, at our option, at (1) a LIBOR rate determined in accordance with the senior credit facility, plus a margin ranging from 2.75% to 3.50%, or (2) a prime rate determined in accordance with the senior credit facility, plus a margin ranging from 0.00% to 0.75%. The margin percentage is determined based upon whether the outstanding borrowing is a term loan, revolving loan, or an equipment advance and our adjusted EBITDA for the preceding 12-month period. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans.

At June 30, 2019, $23.5 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $133,000, and no revolver borrowings were outstanding. Term loan interest rates were 6.25%. For information on our debt facilities, please refer to Note 7 of our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$1,841	$(16,312)
Net cash provided by investing activities	426	575
Net cash provided by financing activities	2,356	11,952

Operating Cash Flows

For the six months ended June 30, 2019, we generated $1.8 million of net cash from operating activities. The net cash proceeds were primarily driven by $3.9 million of working capital contribution, partially offset by $2.1 million of a net loss adjusted for non-cash items. Working capital contribution was primarily due to lower cash usage in inventory purchases, partially offset by lower cash collections in accounts receivable due to the timing of when amounts came due.

For the six months ended June 30, 2018, we used $16.3 million of net cash from operating activities. This cash usage was primarily driven by $15.8 million of a net loss adjusted for non-cash items. We had $516,000 of working capital usage primarily due to higher cash usage in inventory purchases, partially offset by higher cash collections in accounts receivable due to the timing of when amounts came due.

Investing Cash Flows

For the six months ended June 30, 2019, we generated $426,000 of net cash from investing activities. The net cash proceeds were driven by investment maturities of $37.8 million. These maturities were partially offset by investment and equipment purchases of $36.6 million and $799,000, respectively.

For the six months ended June 30, 2018, we generated $575,000 of net cash from investing activities. The net cash proceeds were driven by investment maturities of $20.8 million. These maturities were partially offset by investment and equipment purchases of 19.2 million and $1.1 million, respectively.

Financing Cash Flows

For the six months ended June 30, 2019, we generated $2.4 million of net cash from financing activities. The net cash proceeds primarily comprised $4.0 million proceeds from term loans, net of debt issuance costs, and $2.9 million proceeds from exercised stock options and our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $4.2 million of principal under our senior credit facility.

For the six months ended June 30, 2018, we generated $12.0 million of net cash from financing activities. The net cash proceeds primarily comprised $12.4 million proceeds from term loan, net of debt issuance costs, and $2.2 million proceeds from exercised stock options and our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.1 million of principal under our senior credit facility and payments of $483,000 for capital lease financing obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of June 30, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Senior credit facility (1)	$27,223	2,883	17,623	6,717	$—
Finance lease obligations	525	447	78	—	—
Operating lease obligations
Operating lease obligations	29,718	4,686	9,492	7,200	8,341
Sublease income	(5,044)	(1,353)	(2,829)	(862)	—
Net operating lease commitments	24,674	3,333	6,663	6,338	8,341
Purchase commitments (2)	19,722	18,721	1,001	—	—
Total	$72,144	$25,384	$25,365	$13,055	$8,341
(1)

Senior credit facility includes estimated interest payments. As of June 30, 2019, $23.5 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $133,000. Term loan interest rates were 6.25% as of June 30, 2019.

(2)	Purchase commitments consist primarily of non-cancelable commitments to purchase $17.3 million of inventory as of June 30, 2019, as well as non-cancelable software license agreements with vendors.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of interest-rate fluctuations.

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

We had cash, cash equivalents and short-term investments of $59.8 million as of June 30, 2019. Our investments are exposed to market risk due to the fluctuation in prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of June 30, 2019, borrowings for our term loan had interest rates of 6.25%. A hypothetical 100 basis point increase in interest rates would result in a $0.6 million increase in our interest expense until the scheduled maturity date in 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2019.

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

Stockholder Litigation

Between July 2018 and July 2019, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report.

NXP USA, Inc.

One June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP integrated circuit products infringed and continue to infringe numerous U.S. patents owned by us. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017.

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

The retail apparel industry leads RAIN adoption, and retail end users were the largest consumers of our endpoint ICs in 2016, 2017, 2018 and the first half of 2019. We believe retail RAIN deployments are a leading indicator of overall RAIN market adoption. If apparel retailers continue adopting RAIN, then we believe adoption in other industries is likely to accelerate. As such, the retail industry is one of our key strategic focus areas.

If retailers or others deploying RAIN fail to realize demonstrable benefits from RAIN or delay or abandon their deployments, overall RAIN market acceptance may be materially and adversely affected. For example, in the second half of 2017 and early 2018, the pace of growth in endpoint IC unit-volume shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. Moreover, retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. In addition, uncertainties caused by possible imposition of tariffs may cause retailers to change their supply chain and slow RAIN adoption as a consequence. Any widespread delay, slowdown or failure by retailers or other organizations to implement RAIN-based systems generally, and our products and platform specifically, will materially and adversely affect our business, operating results, financial condition and long-term prospects.

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

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $11.2 million for the six months ended June 30, 2019 and an accumulated deficit of $251.0 million as of June 30, 2019. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and our market share. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

To date, we have had limited success in accurately predicting future sales of our products and platform. Due to our shorter lead-times for endpoint ICs in 2018 and the first half of 2019 relative to prior years, we are increasingly receiving customer orders and shipping the products within a quarter. A shortened sales cycle decreases our ability to accurately predict both optimal inventory supply and order volume for a quarter. Additionally, customer orders for readers and gateways are generally weighted toward the end of a quarter. If we do not have adequate supply of readers and gateways to fulfill the orders within a quarter or if we do not accurately predict the sales cycle for reader and gateways, sales of some sizeable transactions might extend into a subsequent quarter. We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP B.V., or NXP, and Alien Technology Corporation, or Alien; in reader ICs, STMicroelectronics N.V., Phychips Inc, MagicRF Co., Ltd., and Zhikun Semiconductor Co. Ltd, or Iotelligent; and in readers and gateways, Alien and Zebra Technologies Corporation, or Zebra. Our channel partners, including distributors, system integrators, or SIs, value-added resellers, or VARs, and software solution partners, may enter our market and compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. In addition, companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows.

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

We do not own or operate manufacturing facilities, and we do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements. Currently, all our endpoint IC wafers are manufactured by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and primarily post-processed by our subcontractor Stars Microelectronics (Thailand) Public Company Limited, or Stars; all our reader IC wafers are manufactured by TowerJazz Ltd., or TowerJazz; all our modules are manufactured by Stars and Microelectronics Technology Inc., or MTI; and all our readers and gateways are manufactured by Plexus Corp., or Plexus, or Computrol, Inc, or Computrol. We also use subcontractors for post-processing, assembly and testing.

Currently, we do not have long-term supply contracts with TSMC, TowerJazz, MTI, Plexus or Computrol, and neither they nor our subcontractors are required to supply us with products for any specific period or in any specific quantity. Suppliers can allocate production capacity to other companies’ and reduce deliveries to us on short notice. Our suppliers may allocate capacity to other companies, which could impair our ability to secure sufficient product supply for sale.

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

To keep pace with technology developments, satisfy increasingly stringent end-user requirements and achieve market acceptance, we plan to introduce new products and solutions. We commit significant resources to developing these new products and solutions while improving performance, reliability and reducing costs. Because our products are often used in, and incorporated into, complex business processes and use cases, introduction of our new products and solutions may take time to be successful or may not succeed at all.

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

Similarly, the introduction of new endpoint ICs may take longer than we expect for a number of reasons, including complications encountered by inlay partners in incorporating new endpoint ICs into their production process and potentially slower-than-expected adoption of new endpoint ICs by end users.

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

We sell our reader ICs and modules to reader OEMs and ODMs, and our readers and gateways to VARs and SIs, primarily through distribution. We sell software through these same partners as well as through ISV partners. We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally.

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

We also engage with large enterprises to adopt our RAIN solutions in sizable projects that can make our revenues and operating results more volatile than they would be without these large deployments. These large deployments, often involving purchases of our readers and gateways, often center on discrete deployments that can result in significant sales for periods of time. If we are unable to replace project-based revenue from these concentrated sales opportunities with revenue from similar, new projects, or if end users with sizable deployments change or delay their projects without providing us with adequate notice, our sales could decline significantly from period to period and harm our stock price as a result.

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

We may not be able to maintain our historical gross margins. Our gross margins depend strongly on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. We generate a majority of our revenue from sales of our endpoint ICs, which have lower gross margins than our other products, and endpoint IC revenue may increase as a percentage of our total revenue over time. In addition, gross margins can be affected by endpoint IC product mix. As the market for our endpoint IC products matures, we expect to experience price erosion for those products which may adversely affect gross margins if we are not able to realize cost reductions or introduce or shift towards higher-margin products. If endpoint IC revenue grows relative to our other products, our company-wide gross margin will decline. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

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

For example, in June 2019, we filed a filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP integrated circuit products infringed and continue to infringe numerous U.S. patents owned by us. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Regardless of the outcome, our lawsuit against NXP may increase our expenses, distract management and other key employees, negatively impact relationships with other participants in our supply chain or with customers, and could result in retaliatory claims against us. If we are unsuccessful in prosecuting our claims against NXP, or to the extent that we cannot maintain the validity and enforceability of our patents, this could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We also rely on customary contractual protections with our channel partners, suppliers and end users, and we implement security measures intended to protect our trade secrets, know-how or other proprietary information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. Moreover, the agreements we have entered into may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

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

Intellectual property disputes affecting our industry may adversely affect RAIN adoption. For example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for patent infringement in the RAIN products these retailers use. We believe these lawsuits materially and adversely affected demand for our products by retailers and others from 2011 to 2014. In 2013, Round Rock Research entered into licensing settlement agreements with a substantial number of RAIN vendors, including us; in early 2015, they reached a settlement agreement with the last of the end-user defendants. We, our channel partners, suppliers or end users could be involved in similar disputes in the future which would materially and adversely affect our operating results and growth prospects. We may also be forced, or choose, to take action to protect our own intellectual property against infringement by others. This too could materially and adversely affect RAIN adoption as well as our own operating and growth prospects. For example, in June 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP in the U.S. District Court for the Northern District of California. For more information, see “—If we are unable to protect our intellectual property, our business could be adversely affected.”

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

In August 2018, the United States imposed tariffs on products manufactured in China. This tariff affects certain pre-Monza R6 endpoint IC wafer SKUs that our inlay partners import into, and process in, the United States. If we are unable to work with our supply chain and sourcing options to implement a long-term strategy for mitigating the impact of tariffs on imports our business could be adversely impacted.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU, and in March 2017 the United Kingdom began the official process to leave the EU on a two-year schedule. In April 2019, the United Kingdom and the EU came to an agreement to delay the deadline for withdrawal until October 31, 2019. This action has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to leave the EU. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

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

We opened an office in Shanghai, China in 2011. In addition to the risks listed above, we are also exposed to risks associated with changes in laws and policies governing Chinese operations and, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment, such as those described under the caption “—We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.” To date, legal, policy or regulatory changes have not had a material adverse effect on our business or financial condition, but they may not in the future. We may experience increased costs for, or significant impact to, our Chinese operations in the event of changes in Chinese government policies or political unrest or unstable economic conditions in China. The nationalization or other expropriation of private enterprises by the Chinese government could result in total loss of our China investment. Any of these matters could materially and adversely affect our business and results of operations.

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

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. The U.S. government has imposed significant tariffs on a variety of items imported from China. China has responded by imposing significant tariffs on the import of items from the United States. Such tariffs could have a material impact on the cost of our products and decrease our ability to sell our products to existing or potential customers and harm our ability to compete internationally. Further, it is possible that additional sanctions or restrictions may be imposed by the U.S. government on items imported into the United States from China and any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.

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

Alternative technologies or standards, or changes in existing technologies or standards, may adversely affect RAIN market growth and our business.

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

We are a founding member of the RAIN Alliance, an industry organization that promotes RAIN technology and solutions globally. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. Board membership is an elected position that we could lose in future elections; and it provides industry stature and attendant benefits but is not without risk. If the RAIN market falters, or if the RAIN Alliance falters, then we could be blamed, our reputation and industry position could be impacted, and our business could suffer.

In addition, certain organizations develop technical specifications for RAIN tags and test those tags against those specifications. For example, the ARC Program at Auburn University, or ARC, is a resource for end users in retail, aviation and manufacturing to develop performance and quality requirements that an RFID tag needs to meet for deployments specified by those end users. Certain participants in the RAIN market are sponsors of ARC, but we are not among them. A limited number of organizations other than ARC perform this function as well. While it has not occurred to date, ARC or a similar organization could develop specifications that few or none of our endpoint ICs meet, which could adversely affect our business.

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

Additionally, government regulations may change, possibly without sufficient advance notice, requiring us to redesign our products to conform with the new regulations or constraining our ability to implement new features into our products, thereby causing us to incur significant expenses. These expenses include costs associated with obsolete inventory. Regulatory changes may also cause us forego opportunities to improve our products, potentially delaying our time-to-market and adversely affecting our operating results, financial condition, business and prospects.

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

We cannot predict the outcome of these proceedings or provide an estimate of damages, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Also, our insurance coverage may be insufficient, and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

Our business could be negatively affected as a result of actions of activist stockholders.

We may be subject to actions or proposals from stockholders that may not align with our business strategies or the interests of our other stockholders. Responding to any such actions could be costly and time-consuming, disrupt our business operations and divert the attention of our board of directors, management and employees from pursuing our business strategies. Likewise, a proxy contest for the election of directors at our annual meeting of stockholders would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by our board of directors and management.

In addition, activist stockholders may create perceived uncertainties as to the future direction of our business. These perceived uncertainties may be exploited by our competitors and may result in the loss of potential business opportunities or create the perception of instability, which may make it more difficult to attract and retain qualified personnel and may affect our relationships with our customers, vendors, channel partners, investors or other third parties. Any such perceived uncertainties as to our future direction could also affect the market price and volatility of our stock.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March and August 2018 and April 2019, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility and (2) a $23.5 million term loan. At June 30, 2019, we had $23.5 million of term loan and equipment advance borrowings outstanding, excluding $0.1 million of unamortized debt issuance costs, and no revolver borrowings outstanding.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, through June 30, 2019, our stock price has ranged from $9.95 to $60.85. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of June 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 38.5% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

10.1	Third Amendment to Third Amended and Restated Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated April 26, 2019.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Impinj, Inc.

Date: July 29, 2019	By:	/s/ Eric Brodersen
Eric Brodersen President and Chief Operating Officer (principal financial officer and duly authorized signatory)