Form 10-Q
period 2019-09-30
IMPINJ INC
filed 2019-11-04
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No ☑

As of September 30, 2019, 22,128,284 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$16,931	$17,530
Short-term investments	46,151	38,543
Accounts receivable, net	24,803	18,462
Inventory	36,274	44,725
Prepaid expenses and other current assets	2,259	1,954
Total current assets	126,418	121,214
Property and equipment, net	16,704	19,778
Operating lease right-of-use assets	17,149	—
Other non-current assets	256	196
Goodwill	3,881	3,881
Total assets	$164,408	$145,069
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$6,074	$4,643
Accrued compensation and employee related benefits	4,908	7,409
Accrued liabilities	2,722	2,887
Current portion of operating lease liabilities	3,292	—
Current portion of restructuring liabilities	94	582
Current portion of long-term debt	3,200	5,930
Current portion of finance lease liabilities	353	523
Current portion of deferred rent	—	402
Current portion of deferred revenue	794	649
Total current liabilities	21,437	23,025
Long-term debt, net of current portion	20,183	17,633
Operating lease liabilities, net of current portion	19,778	—
Finance lease liabilities, net of current portion	18	258
Long-term liabilities — other	302	304
Long-term restructuring liabilities	—	487
Deferred rent, net of current portion	—	5,294
Deferred revenue, net of current portion	154	185
Total liabilities	61,872	47,186
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 22,128 and 21,492 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	22	21
Additional paid-in capital	357,541	337,627
Accumulated other comprehensive income (loss)	36	(9)
Accumulated deficit	(255,063)	(239,756)
Total stockholders' equity	102,536	97,883
Total liabilities and stockholders' equity	$164,408	$145,069

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$40,762	$34,405	$112,015	$88,015
Cost of revenue	20,981	17,857	57,945	46,045
Gross profit	19,781	16,548	54,070	41,970
Operating expenses:
Research and development	10,344	8,804	27,678	25,170
Sales and marketing	7,842	7,864	24,579	24,746
General and administrative	5,503	6,695	16,653	16,981
Restructuring costs	—	—	—	3,749
Total operating expenses	23,689	23,363	68,910	70,646
Loss from operations	(3,908)	(6,815)	(14,840)	(28,676)
Other income, net	317	204	947	561
Interest expense	(413)	(390)	(1,263)	(970)
Loss before income taxes	(4,004)	(7,001)	(15,156)	(29,085)
Income tax expense	(77)	(69)	(151)	(159)
Net loss	$(4,081)	$(7,070)	$(15,307)	$(29,244)
Net loss per share — basic and diluted	$(0.19)	$(0.33)	$(0.70)	$(1.37)
Weighted-average shares outstanding — basic and diluted	21,961	21,403	21,738	21,287

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(4,081)	$(7,070)	$(15,307)	$(29,244)
Other comprehensive income, net of tax:
Unrealized gain on investments	2	19	45	19
Total other comprehensive income	2	19	45	19
Comprehensive loss	$(4,079)	$(7,051)	$(15,262)	$(29,225)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(15,307)	$(29,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,637	3,394
Stock-based compensation	11,813	8,013
Non-cash restructuring benefit	—	(454)
Accretion of discount or amortization of premium on short-term investments	(464)	(247)
Amortization of debt issuance costs	51	57
Changes in operating assets and liabilities:
Accounts receivable	(6,341)	2,656
Inventory	8,451	(2,112)
Prepaid expenses and other assets	(222)	391
Deferred revenue	114	(288)
Deferred rent	—	(176)
Accounts payable	1,508	(774)
Accrued compensation and employee related benefits	(2,440)	(720)
Operating lease right-of-use assets	1,505	—
Operating lease liabilities	(2,255)	—
Accrued liabilities and other liabilities	164	1,223
Restructuring liabilities	—	1,576
Net cash provided by (used in) operating activities	214	(16,705)
Investing activities:
Purchases of investments	(59,036)	(33,397)
Proceeds from maturities of investments	51,794	35,402
Purchases of property and equipment	(971)	(3,051)
Net cash used in investing activities	(8,213)	(1,046)
Financing activities:
Principal payments on finance lease obligations	(410)	(717)
Payments on term and equipment loans	(4,222)	(2,230)
Proceeds from term loans, net of debt issuance costs	3,991	16,379
Proceeds from exercise of stock options and employee stock purchase plan	8,041	2,627
Net cash provided by financing activities	7,400	16,059
Net decrease in cash and cash equivalents	(599)	(1,692)
Cash and cash equivalents
Beginning of period	17,530	19,285
End of period	$16,931	$17,593

Supplemental cash flow information:
Purchases of property and equipment not yet paid	$105	$3,464

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	21,492	$21	$337,627	$(239,756)	$(9)	$97,883
Issuance of common stock	135	1	1,862	—	—	1,863
Stock-based compensation	—	—	3,477	—	—	3,477
Net loss	—	—	—	(7,068)	—	(7,068)
Other comprehensive income	—	—	—	—	16	16
Balance at March 31, 2019	21,627	22	342,966	(246,824)	7	96,171
Issuance of common stock	134	—	1,049	—	—	1,049
Stock-based compensation	—	—	3,543	—	—	3,543
Net loss	—	—	—	(4,158)	—	(4,158)
Other comprehensive income	—	—	—	—	27	27
Balance at June 30, 2019	21,761	22	347,558	(250,982)	34	96,632
Issuance of common stock	367	—	5,190	—	—	5,190
Stock-based compensation	—	—	4,793	—	—	4,793
Net loss	—	—	—	(4,081)	—	(4,081)
Other comprehensive income	—	—	—	—	2	2
Balance at September 30, 2019	22,128	$22	$357,541	$(255,063)	$36	$102,536

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	20,973	$21	$323,482	$(204,525)	$(36)	$118,942
Issuance of common stock	359	—	2,015	—	—	2,015
Stock-based compensation	—	—	2,065	—	—	2,065
Net loss	—	—	—	(14,442)	—	(14,442)
Other comprehensive loss	—	—	—	—	(20)	(20)
Balance at March 31, 2018	21,332	21	327,562	(218,967)	(56)	108,560
Issuance of common stock	63	—	266	—	—	266
Stock-based compensation	—	—	2,613	—	—	2,613
Net loss	—	—	—	(7,732)	—	(7,732)
Other comprehensive income	—	—	—	—	20	20
Balance at June 30, 2018	21,395	21	330,441	(226,699)	(36)	103,727
Issuance of common stock	87	—	452	—	—	452
Stock-based compensation	—	—	3,335	—	—	3,335
Net loss	—	—	—	(7,070)	—	(7,070)
Other comprehensive income	—	—	—	—	19	19
Balance at September 30, 2018	21,482	$21	$334,228	$(233,769)	$(17)	$100,463

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

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, Thailand and Malaysia, with expiration dates from 2019 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that are factored into our determination of lease payments when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component.

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

We adopted this standard on January 1, 2019 using the effective-date modified retrospective transition method and elected the available practical expedients permitted under the transition method, allowing us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Upon adoption of this standard, we recorded net operating lease ROU assets and lease liabilities of $18.7 million and $25.3 million, respectively, as of January 1, 2019. Net restructuring liabilities related to cease-use costs and net deferred rent were netted against the operating lease ROU assets upon adoption of this guidance. Our accounting for finance leases remained substantially unchanged. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 and as of September 30, 2019 are presented under the new standard, while comparative prior periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of this guidance did not impact our results of operations.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not expected to have, a material impact on our present or future consolidated financial statements.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents consist of highly liquid investments, which include money market funds with original maturities of less than three months at the acquisition date. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$6,393	$—	$6,393	$11,896	$—	$11,896
Total cash equivalents	6,393	—	6,393	11,896	—	11,896
Short-term investments:
U.S. government agency securities	—	29,748	29,748	—	7,482	7,482
Corporate notes and bonds	—	10,436	10,436	—	3,736	3,736
Commercial paper	—	5,967	5,967	—	9,943	9,943
Treasury bills	—	—	—	—	17,382	17,382
Total short-term investments	—	46,151	46,151	—	38,543	38,543
Total	$6,393	$46,151	$52,544	$11,896	$38,543	$50,439

We did not have any Level 3 assets as of September 30, 2019 or December 31, 2018. There were no liabilities measured at fair value as of September 30, 2019 or December 31, 2018. The gross unrealized gains or losses on cash equivalents and short-term investments as of September 30, 2019 or December 31, 2018 were not material.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$5,681	$3,858
Work-in-process	7,190	13,671
Finished goods	23,403	27,196
Total inventory	$36,274	$44,725

Note 5. Stock-Based Awards

Stock Options

The following table summarizes stock options activity for the nine months ended September 30, 2019 (in thousands):

Number of Shares
Outstanding at December 31, 2018	3,603
Granted	558
Exercised	(424)
Forfeited or expired	(362)
Outstanding at September 30, 2019	3,375
Vested and exercisable at September 30, 2019	1,306

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the nine months ended September 30, 2019 (in thousands):

	Number of Shares
	RSUs	PSUs
Outstanding at December 31, 2018	32	—
Granted	462	248
Vested	(40)	—
Forfeited	(4)	(12)
Outstanding at September 30, 2019	450	236

PSUs granted during the nine months ended September 30, 2019 were primarily related to 234,000 PSUs associated with a PSU bonus program that replaced what has historically been our annual cash-bonus program for our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vest will depend on the extent to which we achieve certain 2019 financial metrics: 134,000 PSUs will vest at 100% achievement of these financial metrics and 234,000 PSUs at 175% achievement. We record compensation expense each period based on our estimate of the most probable number of PSUs that will vest and recognize such expense over the related service period. Stock-based compensation expense recognized for the PSUs was $600,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$192	$144	$495	$325
Research and development expense	1,717	1,039	4,028	2,620
Sales and marketing expense	1,622	1,188	4,028	2,876
General and administrative expense	1,262	964	3,262	2,192
Total stock-based compensation expense	$4,793	$3,335	$11,813	$8,013

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $12.4 million of inventory as of September 30, 2019.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2019 and December 31, 2018, we have not recorded any such liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On March 19, 2019, we filed a motion to dismiss the consolidated amended complaint, and on October 4, 2019, the court entered an order granting in part and denying in part the motion. The court dismissed the Section 10(b) claim against our President and COO, dismissed product capability-related allegations against our former CFO, and dismissed allegations that defendants made false or misleading statements concerning increasing demand prior to the first quarter of 2017. The court denied the motion as to all other claims and defendants. A trial date has been set for February 1, 2021.

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

Patent Infringement Claims and Counterclaims

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP integrated circuit products infringed and continue to infringe numerous U.S. patents owned by us. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal.

On October 4, 2019, NXP USA, Inc. and NXP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringed and continue to infringe numerous U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit.

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

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of September 30, 2019 and December 31, 2018. Our obligations under the senior credit facility are collateralized by substantially all our assets other than intellectual property.

At September 30, 2019, $23.5 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $117,000, and no revolver borrowings were outstanding. Term loan interest rates were 5.75%. The following table presents the scheduled principal maturities as of September 30, 2019 (in thousands):

2019	$—
2020	5,222
2021	7,833
2022	7,833
2023	2,612
Total	$23,500

Note 8. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease costs(a)
Single lease costs	$1,039	$3,141
Variable lease costs	410	1,310
Sublease income(b):
Single sublease income	(329)	(986)
Variable sublease income	(139)	(417)
Total operating lease costs	$981	$3,048

Finance lease costs:
Amortization of right-of-use assets	$106	$328
Interest on lease liabilities	11	43
Total finance lease costs	$117	$371

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to leases for the periods presented (in thousands):

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$3,457
Operating cash flows used in finance leases	43
Financing cash flows used in finance leases	410

The following table presents weighted-average remaining lease term and weighted-average discount rate related to leases as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.3
Finance leases	1.0
Weighted-average discount rate
Operating leases	6.8%
Finance leases	10.3%

The following table presents future lease payments under operating and finance leases as of September 30, 2019 (in thousands):

	Operating Leases			Finance Leases
	Lease Payments	Sublease Income	Net	Lease Payments
2019	$1,160	$(339)	$821	$120
2020	4,755	(1,373)	3,382	270
2021	4,790	(1,414)	3,376	—
2022	4,650	(1,457)	3,193	—
2023	3,263	(123)	3,140	—
Thereafter	9,947	-	9,947	—
Total lease payments	$28,565	$(4,706)	$23,859	$390
Less: Imputed interest	(5,495)			(19)
Present value of lease liabilities	23,070			371
Less: Current portion of lease liabilities	(3,292)			(353)
Lease liabilities, net of current portion	$19,778			$18

The following table presents future minimum lease payments under operating and capital leases in accordance with Topic 840 as of December 31, 2018 (in thousands):

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

Note 9. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(4,081)	$(7,070)	$(15,307)	$(29,244)
Denominator:
Weighted-average shares outstanding — basic and diluted	21,961	21,403	21,738	21,287
Net loss per share — basic and diluted	$(0.19)	$(0.33)	$(0.70)	$(1.37)

The following table presents the outstanding options and restricted stock units and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and restricted stock units	4,037	3,404	3,832	3,131
Unvested shares of common stock subject to repurchase	1	17	4	23

Note 10. Restructuring

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring charge of $3.7 million for the nine months ended September 30, 2018.

The following table presents the changes in restructuring liabilities for the period presented (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Total
Balance at December 31, 2018	$94	$975	$1,069
Effect of the new lease standard adoption(1)	—	(975)	(975)
Balance at September 30, 2019	$94	$—	$94
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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. Systems revenue includes sales of reader ICs, modules, readers, gateways and software. The following table presents our revenue by category for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Endpoint ICs	$26,370	$23,711	$71,919	$63,142
Systems	14,392	10,694	40,096	24,873
Total revenue	$40,762	$34,405	$112,015	$88,015

Note 12. Deferred Revenue

Deferred revenue, consisting of individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$834	$1,215
Deferral of revenue	544	559
Recognition of deferred revenue	(430)	(847)
Balance at end of period	$948	$927

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

•

our market opportunity; the adoption of RAIN RFID technology and solutions; our ability to compete effectively against competitors and competing technologies; our market share and technology leadership; and the implementation of our business model, strategic plans and product development plans;

•	our future financial performance, including our average selling prices, gross margins, liquidity and capital resources, as well as future macroeconomic conditions;
•

the performance of third parties on which we rely for product manufacturing, assembly and testing; and our relationship with third parties on which we rely for product distribution, sales, integration and development; our ability to adequately protect our intellectual property;

•	the regulatory regime for our products and services; and
•	our leadership of standards-setting processes.

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

Market Adoption

Our financial performance generally depends upon the rate, scope and depth of end-user adoption of our products in multiple industries, including the retail industry which is our largest market. In 2015 and 2016, some major retailers and brand owners initiated new deployments that significantly increased our endpoint IC sales. In 2016, our endpoint IC sales exceeded both our expectations and those of our industry’s analysts, which resulted in longer lead times. As a result of those 2016 trends, we invested in internal endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017, the growth rate in endpoint IC shipments slowed, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth engendered an endpoint IC channel inventory correction. For working capital management purposes and to most efficiently run our business, we reduced our internal endpoint IC inventory in the second half of 2018 and continued reducing it further throughout 2019.

Regardless of the uneven pace of retail industry adoption, we believe the underlying, long-term trend is continued RAIN adoption by the retail industry. We also believe that expanding retail deployments foster RAIN adoption in other markets. Consequently, we intend to continue introducing new products to improve our market position and to further grow both retail and overall market adoption.

For a non-retail example of growing RAIN adoption, particularly in supply chain, our reader and gateway sales in the second half of 2017 and our gateway sales in 2019 exceeded our expectations, due to end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading and RAIN data integration with enterprise software systems. In addition, we see growing RAIN adoption in the aviation industry, initially in baggage tagging. We believe greater adoption of fixed readers and our system software will increase the value of our platform. However, as noted below, at the current stage of RAIN adoption, our revenue could decline on a quarterly or annual basis due to fluctuations caused by large-scale deployments by a limited numbers of large end-users.

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

Further, although we promote our platform as an integrated solution, we sell our products individually, and end users may use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results. We have a large and multi-tiered partner channel which serves many markets and end users; we rely on these channel partners to deploy or integrate our platform and products with end-user applications and information systems. Large-scale project deployments of our systems or platform led by our partners are often concentrated with discrete end users and may result in variability of our systems revenue and trends that are different from our endpoint IC revenue. If we are unable to replace project-based revenue from these concentrated opportunities with revenue from similar, new projects, or if end users with sizable deployments change or delay their projects without providing us adequate notice, our revenue could decline. As a result of these factors, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate these factors will continue to characterize our business for the foreseeable future.

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

While we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors (e.g., timing of large deployments, supply constraints, etc.) that can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Revenue	$40,762	$34,405	$6,357	$112,015	$88,015	$24,000
Gross profit	$19,781	$16,548	$3,233	$54,070	$41,970	$12,100
Gross margin	48.5%	48.1%	0.4%	48.3%	47.7%	0.6%
Loss from operations	$(3,908)	$(6,815)	$2,907	$(14,840)	$(28,676)	$13,836

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Revenue and gross profit increased primarily due to increased endpoint IC revenue and systems revenue with higher gateway and reader sales partially offset by lower reader IC sales. Gross margin increased due to leverage derived from comparable overhead costs and excess and obsolescence charges as a percentage of higher revenue, partially offset by lower margin due to product mix. Loss from operations decreased primarily due to increased gross profit, partially offset by increased operating expenses; a net increase in operating expenses was due to higher stock-based compensation and higher product development costs, partially offset by lower professional service fees primarily related to investigation costs incurred in 2018.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Revenue and gross profit increased primarily due to increased endpoint IC revenue and systems revenue with higher gateway and reader sales partially offset by lower reader IC sales. Gross margin increased primarily due to product mix with higher margin systems revenue representing a larger portion of our total revenue and leverage derived from comparable overhead costs on increased revenue, partially offset by higher excess and obsolescence charges. Loss from operations decreased due to increased gross profit and decreased operating expenses; a net decrease in operating expenses was due to decreased restructuring costs, lower professional service fees primarily related to investigation costs and decreased personnel expenses, partially offset by increased stock-based compensation expense and higher product development costs.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Endpoint ICs	$26,370	$23,711	$2,659	$71,919	$63,142	$8,777
Systems	14,392	10,694	3,698	40,096	24,873	15,223
Total revenue	$40,762	$34,405	$6,357	$112,015	$88,015	$24,000

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Endpoint IC revenue increased $2.7 million primarily due to a 18% increase in shipment volumes, partially offset by lower ASPs from product mix and our annual price negotiation as discussed above under “—Factors Affecting Our Performance—Seasonality.” Systems revenue increased $3.7 million primarily due to increased gateway sales from a large-scale deployment and reader sales due to higher shipment volumes, offset by decreased reader IC sales due to lower shipment volumes.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Endpoint IC revenue increased $8.8 million primarily due to a 26% increase in shipment volumes, partially offset by lower ASPs from our annual price renegotiation and the one-time product exchange that we completed in the first quarter of 2018. Systems revenue increased $15.2 million primarily due to increased gateway sales from a large-scale deployment, and, to a lesser extent, increased reader sales from higher shipment volumes, offset by decreased reader IC sales from lower shipment volumes.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Gross profit	$19,781	$16,548	$3,233	$54,070	$41,970	$12,100
Gross margin	48.5%	48.1%	0.4%	48.3%	47.7%	0.6%

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Gross profit increased due to increased endpoint IC and systems revenue as mentioned above. Gross margin increased due to leverage derived from comparable overhead costs and excess and obsolescence charges as a percentage of higher revenue, partially offset by lower margin due to product mix.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Gross profit increased due to increased endpoint IC and systems revenue as mentioned above. Gross margin increased primarily due to product mix with higher margin systems revenue representing a larger portion of our total revenue and leverage derived from comparable overhead costs on increased revenue, partially offset by higher excess and obsolescence charges.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Research and development	$10,344	$8,804	$1,540	$27,678	$25,170	$2,508

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Research and development expense increased $1.5 million, comprised primarily of increases of $678,000 in stock-based compensation expense from PSUs and an increased number of stock options and RSUs and $556,000 in product development costs as a result of fluctuations in the timing of development activities. We issued PSUs in 2019 to replace what has historically been our annual cash-bonus program. For further information on our PSU grants, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Research and development expense increased $2.5 million, comprised primarily of increases of $1.4 million in stock-based compensation expense from the PSUs and an increased number of stock options and RSUs and $652,000 in product development costs as a result of fluctuations in the timing of development activities.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Sales and marketing	$7,842	$7,864	$(22)	$24,579	$24,746	$(167)

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Sales and marketing expense remained comparable to the prior period; decreases of $377,000 in personnel expense due to lower headcount and lower bonus expense partially offset by higher commission expense and $119,000 in infrastructure costs were offset by a $433,000 increase in stock-based compensation expense from the PSUs and an increased number of stock options and RSUs.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Sales and marketing expense remained comparable to the prior period; decreases of $603,000 in personnel expense due to lower headcount and lower bonus expense partially offset by higher commission expense, $318,000 in infrastructure costs and $257,000 in travel related expense were offset by a $1.2 million increase in stock-based compensation expense from the PSUs and an increased number of stock options and RSUs.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
General and administrative	$5,503	$6,695	$(1,192)	$16,653	$16,981	$(328)

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional service fees; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to increase due to higher accounting and compliance costs as a result of being a public company and professional service fees related to our on-going litigation.

Three months ended September 30, 2019 compared with three months ended September 30, 2018

General and administrative expense decreased $1.2 million, comprised of a $1.2 million decrease in professional service fees primarily related to the investigation costs incurred in 2018, partially offset by a $298,000 increase in stock-based compensation from the PSUs and an increased number of stock options and RSUs. Investigation costs relate to third party investigation costs incurred in relation to complaint filed by a former employee, which resulted in the audit committee of our board of directors concluding that no credible evidence supported the former employee’s claims.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

General and administrative expense decreased $328,000, comprised of decreases of $766,000 in professional service fees due to the investigation costs incurred in 2018 partially offset by higher legal fees and $341,000 in personnel expense from lower bonus expense. These decreases were partially offset by a $1.0 million increase in stock-based compensation from the PSUs and an increased number of stock options and RSUs.

Restructuring Costs (Benefits)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Restructuring costs	$—	$—	$—	$—	$3,749	$(3,749)

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring charge of $3.7 million for the nine months ended September 30, 2018.

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Other income, net	$317	$204	$113	$947	$561	$386

Other income, net for the three months ended September 30, 2019 remained comparable to the prior period. Other income, net for the nine months ended September 30, 2019 increased $386,000 primarily due to increased accretion income from our investments.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Interest expense	$413	$390	$23	$1,263	$970	$293

Interest expense for the three months ended September 30, 2019 remained comparable to the prior period. Interest expense increased $293,000 for the nine months ended September 30, 2019 primarily due to higher average outstanding borrowings in the current period compared to the prior period.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Income tax expense	$77	$69	$8	$151	$159	$(8)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense remained comparable for the periods stated above.

Non-GAAP Financial Measures

Our key non-GAAP liquidity and performance measures include adjusted EBITDA and non-GAAP net income (loss), as defined below. We use adjusted EBITDA and non-GAAP net income as key measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe excluding those items inherent in calculating adjusted EBITDA and non-GAAP net income (loss) can provide useful measures for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA and non-GAAP net income (loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as it does for our management and board of directors. Our presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP, and our non-GAAP measures may be different from non-GAAP measures used by other companies.

Adjusted EBITDA

We define adjusted EBITDA as net loss determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; other income; net, interest expense; and income tax expense. We have excluded from adjusted EBITDA the net restructuring costs because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net loss	$(4,081)	$(7,070)	$2,989	$(15,307)	$(29,244)	$13,937
Adjustments:
Other income, net	(317)	(204)	(113)	(947)	(561)	(386)
Interest expense	413	390	23	1,263	970	293
Income tax expense	77	69	8	151	159	(8)
Depreciation	1,220	1,136	84	3,637	3,394	243
Stock-based compensation	4,793	3,335	1,458	11,813	8,013	3,800
Restructuring costs	—	—	—	—	3,749	(3,749)
Investigation costs	—	1,449	(1,449)	—	1,449	(1,449)
Adjusted EBITDA	$2,105	$(895)	$3,000	$610	$(12,071)	$12,681

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net loss determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; amortization of debt issuance costs; and non-cash income tax expense. We exclude from non-GAAP net income (loss) the non-cash portion of income taxes because of our ability to offset a substantial portion of future income tax liabilities by utilizing our deferred tax assets, comprised primarily of federal net-operating-loss carryforwards and federal research and experimentation credit carryforwards. We have excluded from non-GAAP net income (loss) the net restructuring costs because we do not believe they reflect our core operations.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net loss	$(4,081)	$(7,070)	$2,989	$(15,307)	$(29,244)	$13,937
Adjustments:						-
Depreciation	1,220	1,136	84	3,637	3,394	243
Stock-based compensation	4,793	3,335	1,458	11,813	8,013	3,800
Restructuring costs	—	—	—	—	3,749	(3,749)
Investigation costs	—	1,449	(1,449)	—	1,449	(1,449)
Amortization of debt issuance costs	16	18	(2)	51	57	(6)
Non-cash income tax expense	—	12	(12)	—	40	(40)
Non-GAAP net income (loss)	$1,948	$(1,120)	$3,068	$194	$(12,542)	$12,736

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and investments of $63.1 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $105.0 million as of September 30, 2019. Historically, we funded our operations principally through cash generated from operations, issuing equity securities or borrowing under our senior credit facility. In 2019, our principal uses of cash are funding operations to capture our market opportunity and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

From time to time, we may explore additional financing sources and means to finance our long-term strategy or lower our cost of capital, which could include equity, equity-linked financing and debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity, equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

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

The senior credit facility includes financial and operating covenants, including a minimum liquidity ratio and maximum adjusted EBITDA loss threshold that both apply in the event we do not maintain a minimum liquidity threshold, which are set forth in detail in the credit facility agreement. We were in compliance with the covenants under our senior credit facility as of September 30, 2019. Our obligations under the senior credit facility are collateralized by substantially all our assets other than intellectual property.

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

At September 30, 2019, $23.5 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $117,000, and no revolver borrowings were outstanding. Term loan interest rates were 5.75%. For information on our debt facilities, please refer to Note 7 of our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$214	$(16,705)
Net cash used in investing activities	(8,213)	(1,046)
Net cash provided by financing activities	7,400	16,059

Operating Cash Flows

For the nine months ended September 30, 2019, we generated $214,000 of net cash from operating activities. The net cash proceeds were primarily driven by $484,000 of working capital contribution, partially offset by $270,000 of a net loss adjusted for non-cash items. Working capital contribution was primarily due to lower cash usage in inventory purchases, partially offset by lower cash collections in accounts receivable due to the timing of when amounts came due.

For the nine months ended September 30, 2018, we used $16.7 million of net cash from operating activities. This cash usage was primarily driven by $18.5 million of a net loss adjusted for non-cash items, offset by $1.8 million of working capital contribution primarily due to higher cash collections in accounts receivable due to the timing of when amounts came due, partially offset by higher cash usage in inventory purchases.

Investing Cash Flows

For the nine months ended September 30, 2019, we used $8.2 million of net cash from investing activities. The net cash usage was primarily driven by investment and equipment purchases of $59.0 million and $1.0 million, respectively. These purchases were partially offset by investment maturities of $51.8 million.

For the nine months ended September 30, 2018, we used $1.0 million of net cash from investing activities. The net cash usage was primarily driven by investment and equipment purchases of $33.4 million and $3.1 million, respectively. These purchases were partially offset by investment maturities of $35.4 million.

Financing Cash Flows

For the nine months ended September 30, 2019, we generated $7.4 million of net cash from financing activities. The net cash proceeds were primarily comprised of $8.0 million in proceeds from exercised stock options and our employee stock purchase plan and $4.0 million in term loan borrowings, net of debt issuance costs. These proceeds were partially offset by repayments of indebtedness of $4.2 million of principal under our senior credit facility.

For the nine months ended September 30, 2018, we generated $16.1 million of net cash from financing activities. The net cash proceeds were primarily comprised of $16.4 million in term loan borrowings, net of debt issuance costs, and $2.6 million in proceeds from exercised stock options and our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.2 million of principal under our senior credit facility and payments of $717,000 for capital lease financing obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of September 30, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Senior credit facility (1)	$26,576	$4,696	$17,222	$4,658	$—
Finance lease obligations	390	371	18	—	—
Operating lease obligations
Operating lease obligations	28,565	4,720	9,465	6,844	7,536
Sublease income	(4,706)	(1,363)	(2,850)	(493)	—
Net operating lease commitments	23,859	3,357	6,615	6,351	7,536
Purchase commitments (2)	15,292	14,449	843	—	—
Total	$66,117	$22,873	$24,699	$11,009	$7,536
(1)

Senior credit facility includes estimated interest payments. As of September 30, 2019, $23.5 million of term loan borrowings were outstanding, excluding unamortized debt issuance costs of $117,000. Term loan interest rates were 5.75% as of September 30, 2019.

(2)

Purchase commitments consist primarily of non-cancelable commitments to purchase $12.4 million of inventory as of September 30, 2019, as well as non-cancelable software license agreements with vendors.

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

We had cash, cash equivalents and short-term investments of $63.1 million as of September 30, 2019. Our investments are exposed to market risk due to the fluctuation in prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

We are subject to interest rate risk in connection with the borrowings under our senior credit facility, which accrue interest at variable rates. As of September 30, 2019, borrowings for our term loan had interest rates of 5.75%. A hypothetical 100 basis point increase in interest rates would result in a $0.5 million increase in our interest expense until the scheduled maturity date in 2023.

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

Foreign Currency Exchange Risk

We consider our foreign subsidiaries to be extensions of the U.S. company. The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on our condensed consolidated statements of operations. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2019.

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

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a major competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against Impinj.  For further information, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $15.3 million for the nine months ended September 30, 2019 and an accumulated deficit of $255.1 million as of September 30, 2019. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and our market share. We expect significant expenditures to support operations, product development, and business and headcount expansion in sales, engineering, and marketing as a public company. If we fail to increase our revenue or manage our expenses, we may not increase or sustain profitability in the future.

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

Currently, we do not have long-term supply contracts with TSMC, TowerJazz, MTI, Plexus or Computrol, and neither they nor our subcontractors are required to supply us with products for any specific period or in any specific quantity. Suppliers can allocate production capacity to other companies’ for any reason and reduce deliveries to us on short notice, negatively affecting our ability to secure a sufficient supply of product for sale.

Some components of our products have longer lead times and we place orders with some of our suppliers five or more months before our anticipated product delivery dates to our customers. We base these orders on our customer-demand forecasts and on an assumed level of production that may prove to be inaccurate. If we inaccurately forecast this customer demand, or if production levels are constrained for any reason, then we may be unable to obtain adequate and cost-effective components, or foundry or assembly capacity to meet our customers’ delivery requirements, or we may accumulate excess inventory or suffer inventory shortages.

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

Similarly, the introduction of new endpoint ICs may take longer than we expect for a number of reasons. Inlay partners may face complications or delays in qualifying inlays incorporating new endpoint ICs with resources such as the ARC Program at Auburn University (discussed below) that certify inlays for specific deployments. Inlay partners may also encounter complications incorporating new endpoint ICs into their production process and potentially slower-than-expected adoption of new endpoint ICs by end users.

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

For example, in June 2019, we filed a filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP integrated circuit products infringed and continue to infringe numerous U.S. patents owned by us. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Regardless of the outcome, our lawsuit against NXP may increase our expenses, distract management and other key employees, negatively impact relationships with other participants in our supply chain or with customers, and could result in retaliatory claims against us. For example, in October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. If we are unsuccessful in prosecuting our claims against NXP or in defending NXP’s claims against us, or to the extent that we cannot maintain the validity and enforceability of our patents, this could have a material adverse effect on our business, results of operations and financial condition.

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

Intellectual property disputes affecting our industry may adversely affect RAIN adoption. For example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for patent infringement in the RAIN products these retailers use. We believe these lawsuits materially and adversely affected demand for our products by retailers and others from 2011 to 2014. In 2013, Round Rock Research entered into licensing settlement agreements with a substantial number of RAIN vendors, including us; in early 2015, they reached a settlement agreement with the last of the end-user defendants. We, our channel partners, suppliers or end users could be involved in similar disputes in the future which would materially and adversely affect our operating results and growth prospects. We may also be forced, or choose, to take action to protect our own intellectual property against infringement by others. This too could materially and adversely affect RAIN adoption as well as our own operating and growth prospects. For example, in June 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP in the U.S. District Court for the Northern District of California and in October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. For more information, see “—If we are unable to protect our intellectual property, our business could be adversely affected.”

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

The current U.S. presidential administration has pursued trade policy that is starkly different from past administrations. Its actions have included withdrawing the United States from negotiations for the TPP; renegotiating NAFTA; announcing and imposing tariffs on a wide variety of trading partners including, as of the date of this report, tariffs on up to $200 billion of goods imported into the United States from China; proposing restrictions on free trade generally and immigration to the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and immigration to the United States, and any negative sentiments towards the United States as a result of such changes, including our trading partners potentially imposing tariffs on imports of U.S. products, could materially affect our business or the businesses of our customers or end users, which in turn could result in weakening demand by our customers or end users for our products. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, the effects could materially affect our business or the businesses of our customers or end users in many ways, only some of which we can identify as of the date of this report.

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

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU, and in March 2017 the United Kingdom began the official process to leave the EU. The timing of the United Kingdom’s exit from the EU remains uncertain; the EU has extended the deadline for the United Kingdom’s exit from the EU until January 31, 2020. Negotiations related to the United Kingdom’s departure from the EU have created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to leave the EU. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

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

In addition to concerns over privacy or theft, it may be possible for those with malicious intent to misuse RAIN in ways that actually facilitate theft or damage the public trust, such as by changing the EPC on a narcotic to misrepresent it as an over-the-counter product. It may even be possible to embed computer viruses or other malicious code into endpoint ICs so that by reading endpoint IC memory, the malicious code can be inserted into end-user systems. More generally, we are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems. The security measures we use to detect unauthorized activity and prevent or minimize security breaches may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. If a breach or other security incident occurs or is perceived to occur, customer or end-user data, other personally identifiable information or other confidential information could be accessed, obtained, or used without authorization, our and our customers’ operations could be disrupted, and our customers or we could be the target of regulatory investigations or proceedings and private claims, demands, or litigation, and we could face potential liability and significant costs and expenses to remediate and otherwise take action in response to the incident. In such cases in which a customer is the target of a regulatory action or private lawsuit, such customer might allege that our products did not function as promised and may sue us for breach of contract, breach of warranty, negligence or another cause of action. Additionally, if our customers’ security measures are breached or are perceived to have been breached, even if through means beyond our control, our reputation may be damaged, we may be subject to claims, demands, or litigation and our business and prospects could suffer. Moreover, concerns about security and privacy risks, even if unfounded, could damage our reputation and operating results and could delay the development of the overall RAIN industry. Even if our products meet new or changed standards or regulations, if our security measures are breached or perceived to have been breached as a result of third-party action, our error or criminal act or otherwise, and, as a result, someone obtains or is perceived to have obtained unauthorized access to customer or end-user data, personal data, personally identifiable information, or other confidential information, our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability. We also could be required to expend significant capital and other resources to address any data security incident or breach and to implement measures in an effort to prevent further breaches or incidents.

In addition, we cannot assure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

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

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to continue to increase our legal and finance compliance time and costs, and to increase the time and costs of other activities. For example, Section 404 of the Sarbanes-Oxley Act requires that management report on, and after we cease to qualify as an emerging growth company, that our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will continue to divert resources and take significant time and effort to complete. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 in a timely manner. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We may discover internal controls that need improvement. Our or our independent registered public accounting firm’s discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

We may be unable to effectively implement, or effectively implement in a timely manner, the necessary controls and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our growth will challenge our ability to maintain the internal control and disclosure standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future after we cease to qualify as an emerging growth company our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to sanctions or investigations by the Securities and Exchange Commission, or SEC, or by other regulatory authorities. Investor perceptions of our company may suffer, likely causing a decline in our stock’s market price. We may not be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our independent registered public accounting firm will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified errors which, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting related to the accounting and financial statement disclosure over complex accounting matters. The identified errors included an error related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. Also, in 2016, we identified that we inadvertently did not reflect the correction of the identified error related to the cash flow statement presentation of lease incentive in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows included in our quarterly report on Form 10-Q filed with the SEC on November 7, 2016.

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

We have a loan and security agreement, or senior credit facility, with Silicon Valley Bank. As amended in March and August 2018 and April 2019, the senior credit facility provides for (1) a $25.0 million revolving credit facility, with a $5.0 million letter of credit sub-facility and (2) a $23.5 million term loan. At September 30, 2019, we had $23.5 million of term loan and equipment advance borrowings outstanding, excluding $0.1 million of unamortized debt issuance costs, and no revolver borrowings outstanding.

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

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering at a price of $14.00 per share, through September 30, 2019, our stock price has ranged from $9.95 to $60.85. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

As of September 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 28.0% of our capital stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

We could remain an “emerging growth company” until the earliest of:

•	December 31, 2021;
•	the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion;
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

Impinj, Inc.

Date: November 4,2019	By:	/s/ Eric Brodersen
Eric Brodersen President and Chief Operating Officer (principal financial officer and duly authorized signatory)