Form 10-K
period 2019-12-31
IMPINJ INC
filed 2020-03-02
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37824

IMPINJ, INC.

(Exact name of Registrant as specified in its charter)

Delaware	91-2041398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Fairview Avenue North, Suite 1200, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 517-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share (Title of each class)	PI (Trading Symbol)	The Nasdaq Global Select Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $433.5 million.

As of January 31, 2020, 22,280,132 of shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

•	our future financial performance, including our average selling prices and gross margins; and the dependency of our future financial performance on future macroeconomic conditions;
•

the performance of third parties on which we rely for product development, manufacturing, assembly and testing; and our relationship with other third parties on which we rely for product distribution, sales integration and deployment;

•	our ability to adequately protect our intellectual property; the regulatory regime for our products and services; and
•	our participation in standards-setting and other industry consortia.

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

PART I

Item 1. Business

Overview

Our vision is digital life for everyday items. We are driving a future in which everyday physical items are wirelessly connected to digital counterparts, digital twins, in the cloud, and in which businesses and people engage with those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity and to enable developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items; we believe our future is delivering the identity, location and authenticity of trillions of everyday items and enabling those cloud-based digital twins, each storing an individual item’s ownership, history and links, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Opportunity

Our platform connects individual items, capturing and delivering data about each item from manufacturing, through distribution to sale. We and our channel partners connect those items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s unique identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 30 billion items, enabling retailers, hospitals, airlines, automotive manufacturers, logistics providers, shippers and business in many other industries to derive timely business value from those connected items. We believe our opportunity is to ultimately connect trillions of everyday items, and to deliver valuable information about those items not just to businesses, but also to everyday people, extending and delivering an item’s digital life to the person that buys and owns the item.

Our platform connects everyday items using RAIN, a radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Industry Alliance which today has more than 160-member companies. Today, the RAIN industry uses the RAIN radio standard nearly exclusively, has access to radio spectrum freely available in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected tens of billions of items. We believe RAIN’s core capabilities – unique identifiers for individual items, battery-free operation, 30-foot range, not line-of-sight readability, 1,000 reads per second, low cost, essentially unlimited life and available cryptographic authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

RAIN market adoption has historically been slower than anticipated or forecasted by us and industry sources. For additional information related to RAIN market adoption, please see the section of this report captioned “Risk Factors.”

Impinj Platform

Our platform comprises three layers: (1) endpoint integrated circuits, or ICs, (2) connectivity and (3) software that together deliver item data to business and consumer applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Endpoint ICs

Our endpoint IC product family comprises miniature radios-on-a-chip that attach-to and uniquely identify their host items. Each IC includes a number to identify a host item and may also include features such as user data storage, security, authentication, loss prevention, privacy protection and value-added Impinj custom features, all accessible by our platform. Our endpoint ICs power themselves from a reader’s radio waves so they do not need a battery, can wirelessly connect almost any item, are readable at distances up to 30 feet without line-of-sight, yet sell for pennies.

Our original equipment manufacturing, or OEM, partners typically attach each endpoint IC to a thin printed or etched antenna on a paper or Mylar backing, then cover the composite inlay with a paper face to form a tag. End users attach the tag to items in markets including retail, healthcare, automotive, supply chain and logistics, industrial and manufacturing, consumer experience, food, datacenter, travel and banking. In some more-recent applications, rather than attaching a tag to an item, end users may instead embed the inlay directly into the item, for example by sewing an inlay into a garment’s care label. Regardless of the method by which our partners embed an endpoint IC into a host item, we refer to an IC and its host item as an endpoint.

When a consumer purchases a retail item, a store or supplier typically procures another item to sell, including another endpoint IC. We believe endpoint ICs are the first market for consumable silicon and are a recurring revenue source for us.

Connectivity

Our connectivity product family comprises reader ICs, reader modules, readers and gateways that wirelessly identify, locate, and authenticate items. They wirelessly provide power to, and communicate bidirectionally with, endpoint ICs on those items, identifying and locating up to 1,000 items per second. They also read, write, authenticate or otherwise engage endpoint ICs on items. End users have deployed our connectivity products in applications ranging from retail inventory-taking to automated fuel filling to shipping-container tracking to airport luggage handling.

Our family of reader ICs and reader modules, the latter combining our reader ICs with peripheral circuitry in an easy-to-use format, are designed to be used in partner readers. We sell our reader ICs and reader modules to OEM and original design manufacturing, or ODM, partners that use them in mobile or handheld readers, fixed readers, gateway and RAIN-enabled appliances. We offer easy-to-use APIs, development environments, sample code, drivers and libraries. We sell our reader ICs and reader modules for tens of dollars.

Our reader product family comprises high-performing finished products. Our readers are easy to deploy and use, can be powered via power-over-Ethernet, or PoE, and are certified for operation in more than 40 countries. We sell our readers through an established channel of distributors, system integrators, or SIs, value-added resellers, or VARs, and solution providers. Our readers sell for hundreds of dollars.

Our gateway product family integrates our readers with beamforming antennas to electrically steer a radio beam like a searchlight, locating and tracking items. Their always-on, autonomous operation delivers timely item data without ongoing labor costs. Our portal gateways, branded xPortal and xSpan, scan doorways or hallways such as front-to-back store transitions, entryways and exits. Our array gateway, branded xArray, scans floor spaces such as in a store, manufacturing facility or a hospital room. Our gateways are easy to deploy and use, can be powered via PoE and are certified for operation in more than 40 countries. Our gateways sell for thousands of dollars.

Software

Our primary software offering, ItemSense, is system software for our platform. It transforms item-level RAIN data into actionable information, enabling analytics and insights about items businesses manufacture, transport and sell. ItemSense’s capabilities include enterprise-class RAIN deployment management; software-defined algorithms for transition detection; and easy-to-use APIs that enable application developers to build powerful IoT solutions on our platform. We position ItemSense as a key enabler of enterprise-wide deployments of our readers and gateways.

Industry Use Cases

The following use cases are representative of actual RAIN deployments we serve today.

Retail

Retailers, both traditional “brick-and-mortar” and online, consume billions of tags each year to obtain real-time data about products they manufacture, transport and sell. Retailers can obtain these benefits using our platform:

•

Inventory Accuracy and Visibility. Our platform delivers accurate and timely data about a retailer’s inventory. Accurate inventory data can reduce overstocks and understocks, eliminate searching and avoid confusion, thereby allowing staff to focus on customers. It also enables retailers to confidently sell down to the last item in stock.

•

Loss Identification and Prevention. The same platform capabilities that give retailers inventory visibility can also improve loss prevention. With our platform, retailers can be alerted when items enter or leave a store. Loss identification and prevention data can help retailers make smart decisions to protect their inventory and avoid lost sales due to missing inventory.

•

Omnichannel Operations. Omnichannel retailing is about selling products when, where and how customers want to buy—but retailers can’t sell what they can’t see. The cornerstone of a successful omnichannel operation is real-time inventory visibility that provides accurate item information in stores, warehouses and fulfillment centers. With real-time inventory visibility delivered by our platform, omnichannel retailers can efficiently sell inventory across all their retail locations.

•

Enhanced Shopper Experiences. Capturing customers’ attention as they step into a store with interactive item-based experiences helps sell items. Our platform enables in-store applications such as digital signs, magic mirrors and self-checkout kiosks. These interactive applications grab customers’ attention, provide information during the buying decision and keep shoppers engaged in the store.

Supply Chain and Logistics

The supply chain and logistics industry is increasingly demanding smarter, simpler and more automated operations. Using the Impinj platform they can obtain these benefits:

•

Shipment Verification. Our platform provides real-time data about items passing through dock doors to the systems that run shipping and receiving, enabling logistics companies to reduce mistakes, automate processes and drive operational efficiencies.

•

Returnable Transit Item (RTI) Tracking. By tagging RTI containers that travel in and out of warehouses, our platform can reduce RTI loss and ensures a business has the RTI containers it needs to satisfy its customers.

•

Asset Management. Our platform enables automated check-in and -out procedures, maintenance alerts and location monitoring, thereby improving efficiencies, reducing loss and complying with maintenance schedules.

Other Industries

Other industries are also deriving business value from RAIN. A few examples of deployments that use part or all of the Impinj platform include:

•	Aviation. RAIN-enabled luggage tags provide passengers the real-time location of their checked bags and reduce lost bags.
•	Automotive. Car manufacturers use RAIN to track components to ensure proper vehicle assembly, reduce labor costs and improve operations.
•

Healthcare. Hospitals use our platform for tracking assets and managing patient and clinician workflows. Partner solutions built on our platform include RAIN-enabled medical cabinets, refrigerators and medical-kit verification.

•

Industrial and Manufacturing. Manufacturers use RAIN to track assets and tools, improving efficiencies by reducing errors and increasing calibration compliance. Industrial companies track components during manufacturing and shipping to increase productivity and reduce shipping errors.

•	Sports. Marathons and other foot races track runners via RAIN endpoint ICs in race bibs. Golf venues score participants’ shots via our RAIN endpoint ICs inside golf balls.
•	Food. Coca-Cola uses our reader modules for syrup tracking and replenishment in its Freestyle soda fountains.

•	Datacenters. Datacenters use our platform for asset tracking. Electronics manufacturers embed our RAIN endpoint ICs into electronic devices for processor-secured storage.
•	Travel. Driver licenses in some states in the United States include our endpoint ICs to speed border crossings. Fueling stations use vehicle windshield tags to enable automatic and cashless fueling.
•	Banking. Banks use our endpoint ICs for money bundles and to track information-technology assets.
•

Linen and Uniform Tracking. Laundry providers embed washable tags into their linens and uniforms for automatic tracking, to ensure the items don’t go astray, reduce safety stock and keep supply matched to customer needs.

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

•

Technology Leadership. Our chief executive officer is a recognized industry thought leader. He is a director of the RAIN Industry Alliance and was editor for the RAIN radio standard. Our intense focus on RAIN has enabled us to be first-to-market with innovative, high-performing and high-quality products. As of December 31, 2019, our intellectual property portfolio included 261 issued and allowed U.S. patents, four issued and allowed international patents, 29 pending U.S. patent applications and one pending international patent application.

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

Growth Strategies

To further our mission of connecting everyday items, we plan to focus on the following strategic areas:

•

Continue Investing in Our Platform. We have made significant investments and plan to continue investing in our platform’s products; software/hardware linkages; algorithms; capabilities for loss prevention, shipment verification and brand protection; and cost reductions.

•	Drive End-User Adoption. We plan to deepen our platform integration with software partners, broaden our partner ecosystem and expand our offerings, focused on driving end-user adoption.
•

Expand within our Customer Base by Cross-Selling and Up-Selling Our Platform. We will seek additional revenue from existing end users of our platform by helping them expand their deployment scope and add new use cases. For example, typical retail RAIN deployments start by tagging primarily apparel items and taking inventory using handheld readers. We see opportunities not only to expand tagging to housewares, appliances, cosmetics and eventually all items in a store, but also to deliver enhanced use cases such as RAIN-based loss prevention, frictionless self-checkout and more.

•	Enable Ubiquitous Reading. We plan to invest in next-generation reader ICs to improve functionality, reduce costs and make Impinj-based readers ubiquitous in industrial and consumer devices.

Sales and Marketing

We have worldwide sales team members with expertise in endpoint ICs, reader ICs, reader modules and systems solutions. Our sales force leverages a global ecosystem of distribution, SI, VAR and ISV partners. We derive most of our revenue from endpoint IC and connectivity product sales. We primarily sell our software as an enabler for system sales and its revenue is not material. We sell our products as follows:

•

Endpoint ICs directly to inlay and tag OEMs and ODMs. We typically negotiate pricing, volumes and deliveries with these OEMs and ODMs annually, with new pricing effective during the first quarter of the calendar year.

•	Reader ICs and reader modules primarily through distribution to reader OEMs and ODMs.
•	Readers and gateways primarily to VARs and SIs through distributors and rarely directly to end users.
•	Software through distributors, VARs, SIs and other software-solution partners.

We deliver products and systems that are easy for our partner ecosystem to sell and deploy. We engender preference for our platform in all sales engagements, encouraging end users to deploy our multiple products to gain the full benefit of our platform. Our business development, product marketing, technical and systems engineers all actively engage partners and end users. Our communications use web, electronic and channel programs complemented by press initiatives and industry-analyst relationships. Our solutions-marketing and business-development teams work with our ISVs to enable end-user awareness, joint solutions, joint go-to-market selling and sales enablement.

The following table presents total revenue concentrations to Avery Dennison Corporation, or Avery Dennison, Smartrac NV, or Smartrac, Arizon RFID Technology (Yangzhou) Co., LTD, or Arizon, Blue Star, Inc., or Blue Star and a North American Systems customer for the periods presented;

	Year Ended December 31,
	2019	2018	2017
Revenue:
Avery Dennison	19%	22%	18%
North American Systems customer	14	*	*
Smartrac	12	17	14
Arizon	*	10	13
Blue Star	*	*	10
	45%	49%	55%
* Less than 10%

Avery Dennison, Smartrac and Arizon are inlay partners for endpoint IC sales. In November 2019, Avery Dennison announced it was acquiring Smartrac’s Transponder (RAIN inlay) segment in a transaction expected to close in early 2020. This transaction, if consummated, will increase the revenue concentration we derive from endpoint IC sales to Avery Dennison. Blue Star is a reader and gateway distributor.

In 2019, we also generated 14% of total revenue from a North American Systems customer in connection with a project-based deployment of gateways, which we expect to complete in the first quarter of 2020.

We engage end users in collaboration with partners across our ecosystem, usually fulfilling sales through those same partners. In some instances, these end-customer engagements leverage go-to-market relationships with companies who do not sell our products but whose product offerings complement ours. Many of our partners sell multiple of our products or our entire platform.

Manufacturing

We outsource all our product manufacturing to third-party manufacturers that build our products to our specifications. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on accelerating development of new products and solutions.

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

TowerJazz Ltd., or TowerJazz fabricates our reader IC wafers in the United States and has been our sole reader IC wafer supplier since 2008. We order reader IC wafers on a purchase-order basis and do not have a long-term agreement with TowerJazz. We use subcontractors on a purchase-order basis to package the ICs and test the packaged parts. Stars and Microelectronics Technology Inc., or MTI, manufacture our reader modules. We do not have a long-term manufacturing agreement with either.

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

Research and Development

We built our company around technology leadership and innovation. We have committed, and plan to continue investing, significant resources to technology and product innovation and development. We achieved our market leadership by innovating, delivering and continuously improving product performance, features, quality and reliability while also reducing costs. In most situations, we strive to lead the market with new innovations, but we sometimes adopt a “fast follower” approach depending on the market situation. As one example, endpoint IC performance typically improves when we migrate the semiconductor processing to more advanced process nodes. We execute these node migrations when the development costs, performance improvements, competitive situation and product cost reductions justify the migration. But external factors, such as the ability of our OEM and ODM partners to process larger wafers can cause us to delay, or even allow our competition to temporarily lead, while we develop advanced products that we introduce when our OEM and ODM partners are ready.

We have assembled a team of skilled engineers and currently perform all research and most of our product development internally. As of December 31, 2019, we had 132 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. To date, our intellectual property portfolio includes 261 issued and allowed U.S. patents, four issued and allowed international patents, 29 pending U.S. patent applications and one pending international patent application. The first of our 234 issued utility patents expire in 2022 and the first of our 27 issued design patents expire in 2021. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

Because most RAIN product SKUs are used in, or imported into, the United States, and because many of our partners and end users have U.S. operations, we believe U.S. patents hold the most value for our business. Consequently, we have primarily filed U.S. patent applications. We have four issued and allowed international patents. Because our portfolio currently comprises mostly U.S. patents, we have limited ability to assert our intellectual property rights outside the United States.

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

Alliances and Standardization

Our platform connects everyday items using the RAIN RFID technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac, cofounded the RAIN Industry Alliance. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions with more than 170 members as of December 31, 2019. The name “RAIN” connotes ubiquity and a close link to cloud data. Today, the RAIN RFID industry has access to radio spectrum freely available in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected tens of billions of items. We believe RAIN’s core capabilities – unique identifiers for individual items, battery-free operation, 30-foot range, not line-of-sight readability, 1,000 reads per second, low cost, essentially unlimited life and available cryptographic authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

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

By participating in GS1 EPCglobal, which produced Gen2, and ISO, which ratified 18000-63, as well as in other standards bodies, we agreed to license certain patents as described in the section captioned “—Intellectual Property.”

Government Regulations

Government regulations require us to certify our readers and gateways in jurisdictions where they operate. For example, we certify our readers and gateways to Federal Communications Commission regulations to operate in the United States and its territories. Our readers and gateways are certified for operation in more than 40 countries worldwide including the United States, Canada, Mexico, China, Japan, South Korea and all of the European Union.

Competition

We believe we are the only company in our industry with a platform spanning endpoint ICs, connectivity and software. Individual competitors compete with us in some, but not all, of our platform’s layers. Our principal competition in our platform layers include:

•	Endpoint ICs. NXP B.V., or NXP, and Alien Technology Corporation, or Alien.
•	Reader ICs. STMicroelectronics N.V., or ST, Phychips Inc, Zhikun Semiconductor Co. Ltd, or Iotelligent and MagicRF.
•	Readers and Gateways. Alien, which also purchases our reader ICs, and Zebra Technologies Corporation, or Zebra.
•	Software. Zebra and Mojix, Inc.

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

Employees and Culture

As of December 31, 2019, we had 272 employees. None of our employees are represented by a labor union, and we believe our employee relations are excellent.

Our corporate culture is captured by a set of beliefs centered around respect, collaboration, accountability and thinking big. We believe our culture is essential to the health and success of our business and aligns our employees around a set of principles, behaviors and actions that foster inclusion, passion and commitment.

Corporate Information

We were incorporated in Delaware in April 2000. Our principal executive office is located at 400 Fairview Avenue North, Suite 1200, Seattle, Washington 98109. Our telephone number is (206) 517-5300. Our website is www.impinj.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on our website at www.investor.impinj.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this report or any other document we file with the SEC.

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

Risks Relating to Our Business and Industry

The extent of RAIN market adoption is uncertain. If RAIN market adoption does not continue to develop, or develops more slowly than we expect, our business will suffer.

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

The pace of RAIN adoption will turn on prospective customers’ knowledge of our products and our ability to convey to them the value of using RAIN products or our platform over those incorporating other technologies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits or may decide to defer near-term RAIN adoption in favor of a more advanced or comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

Fluctuations in the adoption of RAIN products and solutions may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Moreover, to ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future product demand. Our failure to accurately forecast demand, particularly when introducing new products, may cause us to experience excess product inventory or shortages for sale.

If RAIN adoption by retailers does not continue at the rate we expect, our business will be adversely affected.

The retail apparel industry leads RAIN adoption, and retail end users were the largest consumers of our endpoint ICs in 2016, 2017, 2018 and 2019. We believe retail RAIN deployments are a leading indicator of overall RAIN market adoption. If apparel retailers continue adopting RAIN, then we believe adoption in other industries is likely to accelerate. As such, the retail industry is one of our key strategic focus areas.

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

We expect end users to deploy our platform in sectors beyond retail, including, for example in supply chain and logistics, aviation and automotive. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these other sectors, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $23.0 million for the year ended December 31, 2019 and an accumulated deficit of $262.7 million as of December 31, 2019. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and maintaining or growing our market share. We expect significant expenditures to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest more in the opportunity in the short term to grow the market and our market share, to reduce costs, to improve our efficiencies or to shorten our supply chain, over a longer term. If we fail to increase our revenue or manage our expenses, or if our short-term investments in growing the market or our market share do not succeed, we may not attain or sustain profitability in the future.

Fluctuations in our quarterly and annual operating results may adversely affect our business, prospects and stock price.

You must consider our business and prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving RAIN market. Because this market is new, large and evolving, predicting its growth rate and ultimate size is difficult. The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately value our future prospects and forecast our quarterly or annual performance.

End users drive demand for our products. Because we sell nearly all our products through channel partners, our ability to determine and forecast end-user demand is limited.

For example, our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale end-user deployments. However, in part of 2017 and 2018, the pace of growth in endpoint IC unit-volume shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory

Forecasting end-user demand for other elements of RAIN solutions is also difficult. We rely on our channel partners to integrate our RAIN-based systems products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Also, RAIN-based systems in general often involve time-consuming proofs-of-concepts and other time-consuming steps such as designing and implementing new business processes, which make sales of our system products difficult to forecast. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

To date, we have had limited success in accurately predicting future sales of our products and platform. Due to shorter lead times for our endpoint ICs in 2018 and 2019 relative to prior years, we are increasingly receiving orders and shipping the ordered products within the same quarter. Shortened lead times decrease our ability to predict both optimal inventory and order volume for a quarter. Additionally, customer orders for readers and gateways are generally weighted toward the end of a quarter. If we do not have adequate reader and gateway supplies to fulfill the orders within a quarter or if we do not accurately predict the sales cycle for reader and gateways, sales of some sizeable transactions might extend into a subsequent quarter. We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

In addition, if endpoint IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity or in response to competition, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on product mix for the applicable period. If research analysts or investors perceive such a product mix shift negatively, the trading price of our common stock could be adversely affected.

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results and revenue include:

•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the availability or supply of our products;
•	variations in the quality of our products and return rates;
•	delays in new-product introductions;
•	decreases in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or to Impinj’s products or platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

A substantial portion of our operating expenses are fixed for the short term, and as a result, fluctuations in revenue or unanticipated expenses can have a material and immediate impact on our profitability. The occurrence of any one of these risks could negatively affect our operating results in any period, which could cause the price of our common stock to decline.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs NXP and Alien; in reader ICs ST, Phychips, Iotelligent and MagicRF; in readers and gateways Alien and Zebra; and in software Zebra and Mojix. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

Some of our competitors may devote more resources than we can to the development, promotion, sale and support of their products. Our competitors include companies that have much greater financial, operating, research and development, marketing and other resources than us. These competitors may discount their products to gain market share. In doing so, they could simply accept smaller margins, or they could maintain margins by achieving cost savings through better, more efficient designs or production methods. To gain share, competitors could also bundle near-field communication RFID, or NFC, products with RAIN products, or stationary readers with handheld readers. New competitors could enter the gateway market or develop RAIN platforms or solutions. Larger or more established companies may deliver and directly compete with our products or platform. Smaller companies could launch new products and applications we do not offer and could gain market acceptance quickly. Moreover, consolidation in the RAIN industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products.

Some of our customers have policies requiring diverse supplier bases to enhance competition and maintain multiple RAIN product providers. Consequently, they tend to avoid purchasing exclusively from us or promoting our brand. Our ability to increase order sizes from these customers and maintain or increase our market share is constrained by these policies. In addition, any decline in quality or availability of our products or any increase in the number of suppliers that such a customer uses may decrease demand for our products and adversely affect our operating results, business and prospects

In short, as the RAIN market develops, we will face ever increasing competition from new or newly enhanced products from our existing competitors, or from entirely new competitors in our market. These competitors may have, or may develop, processes or product designs that will enable them to offer more competitive products than ours. Any failure to compete successfully will materially adversely affect our business, prospects, operating results and financial condition.

Downturns in the industries we serve, particularly retail, may adversely affect our business.

Worldwide economic conditions have exhibited significant fluctuations in the past, and customers remain guarded with respect to market volatility and uncertainty. Consequently, we and our customers have had difficulty accurately forecasting and planning future business activities. Volatile economic conditions could cause our customers or end users to reduce their capital-expense budgets, which could decrease spending for our products resulting in delayed and lengthened deployment, a decrease in sales or a loss of sales opportunities. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry may disproportionately affect us because retailers comprise a significant portion of the RAIN end users and product volume. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be adversely affected.

If we fail to obtain quality products in adequate quantity and in a timely and cost-effective manner, our operating results and growth prospects will be adversely affected.

We do not own or operate manufacturing facilities, and we do not control our manufacturers’ or subcontractors’ ability or willingness to meet our supply requirements. Currently, all our endpoint IC wafers are manufactured by TSMC, and primarily post-processed by our subcontractor Stars; all our reader IC wafers are manufactured by TowerJazz; all our modules are manufactured by Stars and MTI; and all our readers and gateways are manufactured by Plexus or Computrol. We also use subcontractors for post-processing, assembly and testing.

Currently, we do not have long-term supply contracts with TSMC, TowerJazz, MTI, Plexus or Computrol, and neither they nor our subcontractors are required to supply us with products for any specific period or in any specific quantity. Suppliers can allocate production capacity to other companies for any reason and reduce deliveries to us on short notice, negatively affecting our ability to secure enough product for sale.

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

For a variety of reasons, manufacturing capacity may not be available when we need it or at reasonable prices, which may result in us not being able to satisfy demand for our products fully or may distort apparent future demand. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Semiconductor industry analysts predict high 200mm wafer demand again in 2020. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy customer demand, causing some customers to purchase competitive products even as we increased production. In response to similar future shortages, our customers may act similarly or, alternatively, may overbuy our products, which could artificially inflate sales in near-term periods while leading to sales declines in future periods as our customers consume their accumulated inventory. As yet another example, the recent outbreak of the novel coronavirus (COVID-19) has resulted in travel and work restrictions within China and globally, and in disruptions in our ability to test, produce distribute and sell products. We are monitoring the spread of the disease and the severity and duration of the outbreak; until we know more, we are unable to predict the full effects of COVID-19 on our ability to satisfy demand for our products in a cost-effective manner.

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

To keep pace with technology developments, satisfy increasingly stringent end-user requirements and achieve market acceptance, we plan to introduce new products and services. We commit significant resources to developing these new products and services while improving performance, reliability and reducing costs. Because our products are often used in, and incorporated into, complex business processes and use cases, introduction of our new products and services may take time to be successful or may not succeed at all.

For example, we are investing substantial resources to develop and enhance every layer of our platform. The market for many of our products is nascent, and we need to create market awareness to drive end-user adoption. Creating market awareness includes promoting our products to meet end-user needs and solve end-user problems. We may be late in delivering or improving our products to meet our partners’ or end users’ needs. We may also not adequately solve the problems that end users encounter. We believe we must continue investing significant resources to maintain our competitive position. Still, the success of a new or enhanced product or service is impacted by accurate forecasts of long-term market demand, which is uncertain. We may also fail to anticipate or meet market requirements for new features and functionality. By focusing on certain new products and services, we may miss opportunities for other products and services that may be more widely adopted.

For example, introducing new endpoint ICs may take longer than we expect or may cost more than we expect. Inlay partners may face complications or delays qualifying inlays incorporating our new endpoint ICs with organizations, such as the ARC Program at Auburn University as discussed below, that certify inlays for end-user deployments. Inlay partners may also encounter issues incorporating our new endpoint ICs into their production processes and may see slower-than-expected adoption by end users. We may incur higher testing and manufacturing costs when introducing a new endpoint IC than we anticipated, which could adversely affect our gross margins. Finally, widespread use of new ICs can expose performance anomalies or incompatibilities with existing devices or systems that can require design modifications that can slow production or introduction of new ICs or make them more expensive to produce or introduce. Depending on the scale of these product introduction issues, the success of the product could be adversely affected, and consequently, our business and financial performance could be harmed.

If we are unable to develop new products and services using new or enhanced technologies, our competitive position will be adversely affected.

In the future, we may not succeed in developing the underlying technologies or processes necessary to create new or enhanced products and services, or we may not succeed in licensing or otherwise acquiring these technologies from third parties. In some instances, we may be late to market with our innovations, or may choose to be a “fast follower” but subsequently be unable to overcome the lead we gave to our competition. The success of a new or enhanced product depends on technological developments, market positioning and timing, as well as on various implementation factors, including:

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

A successful end-user RAIN deployment requires not only tags and readers or gateways, but integration with information systems and applications that derive business value from endpoint data. Unless technology providers continue developing and advancing business analytics tools, and end users install or enhance their information systems and applications to use these tools, deployments of RAIN products and applications could stall. Our efforts to foster development and deployment of these tools could fail. In addition, our guidance to business-analytics tool providers for integrating our products with their tools could prove ineffective.

Solution providers and SIs are essential to the RAIN market by providing deployment know-how to end users who are unable to deploy RAIN solutions on their own. Our efforts to train and support these solution providers and SIs could fail. Further, integrating our products with end-user information systems could prove more difficult or time consuming than we or they anticipate, which could delay deployments. If end users are unable to successfully exploit RAIN data, or if we are unable to support solution providers or SIs adequately, or if deployments of our platform are delayed, we could see a material adverse impact on our business, operating results, financial condition or prospects.

Our reliance on a small number of customers could adversely affect our business and operating results.

We sell our endpoint ICs directly to inlay and tag original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. In 2019, sales to tag OEMs, Avery Dennison and Smartrac accounted for 19% and 12% of our total revenue, respectively. In addition, in November 2019, Avery Dennison announced it was acquiring Smartrac’s Transponder (RFID inlay) segment in a transaction expected to close in early 2020. Our consequent sales concentration to a smaller number of tag OEMs lowers our bargaining power and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

We sell our reader ICs and reader modules to reader OEMs and ODMs, and our readers and gateways to VARs and SIs, primarily through distribution. We are beginning to sell software through these same partners as well as through ISV partners. We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally.

We attempt to diversify our partner base by pursuing orders from smaller partners, adding new partners and increasing end-user demand for our products. We may not succeed in doing so. The number of tag OEMs may also continue to decrease by consolidation or otherwise. Even if we succeed in obtaining and retaining new partners, our small number of existing large tag OEMs may continue to account for a substantial portion of our future sales. Changes in markets, channel partners, end users, products, negative economic or financial developments, or poor or limited credit availability may adversely affect the ability of our tag OEMs, reader and gateway partners and distributors to bring our products to market. If our reader IC or reader module OEMs are unable to obtain components for products in which our products are included, our product sales could be adversely affected

Our future performance will depend, in part, on our ability to attract new tag OEMs, reader and gateway partners and distributors that use, market and support our products effectively, especially in market segments where we have not sold products previously. If we cannot retain our current tag manufacturers, reader and gateway partners and distributors or establish new relationships, our business, financial condition and operating results could be harmed. In addition, our competitors’ strategic relationships with or acquisitions of these tag OEMs, reader and gateway partners or distributors could disrupt our relationships with them. Any such disruption could impair or delay our product sales to end users and increase our costs of distribution, which could adversely affect our sales or operating results.

We also engage with large enterprises to adopt our RAIN solutions in large projects that make our revenues and operating results more volatile than they would be without these large projects. These large projects, often involving sizable purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. For example, we generated 14% of 2019 total revenue from a North American Systems customer in connection with a project-based deployment of gateways, which we expect to complete in the first quarter of 2020. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us with adequate notice, our sales could decline significantly from period to period and harm our stock price as a result.

Our reliance on distributors, SIs, VARs and software solution providers to sell and distribute our products to end users could harm our business and revenue.

We rely on our partner ecosystem to sell and distribute our products to end users. Our revenue depends on their ability to successfully market, sell, install and provide technical support for the solutions in which our products are integrated or to sell our products on a standalone basis. Our revenue will decline if our partners fail. Further, faulty or negligent implementation and installation of our products by SIs may harm our reputation.

Because we fulfill through channel partners, our ability to affect or determine end-user demand is limited.

End users drive demand for our products but because we are often at least one step removed from these end users, we may be unable to rectify damage to our reputation caused by our channel partners who have more direct contact with these end users. For strategic or other reasons, our channel partners may choose to prioritize the sale of our competitors’ products over our products. Furthermore, some of our channel partners may offer some products that compete with our products and may limit sales of our products. If our distributors, SIs, VARs or software solution providers are unable to sell enough of our products in a given quarter or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

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

Historically, our market has experienced price erosion. The average selling price, or ASP, of our products has decreased as the RAIN market has developed. We may experience substantial fluctuations in future operating results due to further ASP reductions.

From time-to-time we reduce the selling prices of our products to meet end-customer demands or to respond to market pressure from our competition. For example, during the second half of 2017, competitive pressures led to larger ASP declines for our endpoint ICs than we saw in previous quarters. As the market has grown, we have generally seen competitive pressures increase. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. We expect to do so again in the future. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs, then our revenue and gross margins will suffer. Further, our customers may be slow to migrate to new, higher margin products. Some competitors have significantly greater resources than we have and may be better able to absorb the negative impact on operating results as a result of such trends.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. New market requirements can render old products uncompetitive for new opportunities. When demand for older products declines, ASPs may drop, in some cases precipitously. To profitably sell our products we must continually improve our technology and processes, and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot advance process technologies or improve efficiencies to a degree sufficient to maintain required margins, we may not be able to sell our products profitably. Should our cost reductions fail to keep pace with reductions in market prices, our business, financial condition and operating results will be materially adversely affected.

Changes in our product mix could cause our overall gross margin to decline, adversely affecting our operating results and financial condition.

We may not be able to maintain our historical gross margins. We generate a majority of our revenue from endpoint IC sales, which have historically lower gross margins than our other products. If endpoint IC revenue increases as a percentage of total revenue, then our company-wide gross margin will decline. In addition, endpoint IC gross margins are affected by product mix, which can fluctuate based on competitive pressures and end-user demand. A shift in sales mix away from our higher margin products to lower margin products, in particular for our endpoint ICs, will adversely affect our gross margins. As the market for our endpoint ICs matures, we experience price erosion which will adversely affect gross margins if we are not able to realize cost reductions or introduce or shift towards higher-margin ICs. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in endpoint IC demand – if demand declines then our business and operating results will be adversely affected. In addition, the continued adoption of and demand for our existing endpoint ICs, as well as for our new endpoint ICs, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs and reader modules, readers and gateways to achieve superior performance over our competitors. If we are not successful in establishing the benefits of using our products and platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

Our products must meet exacting technical and quality specifications. Defects, errors or interoperability issues with our products, the failure of our products to operate as expected, or undue difficulty in deploying our products in actual operations could affect our reputation, result in significant costs to us and impair our ability to sell our products.

Our products may contain defects or errors or may not operate as we or our channel partners or end users expect, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our products must meet demanding specifications for quality, performance and reliability. Our products are highly technical and designed to be deployed in large, complex systems under a variety of conditions. Channel partners and end users may discover errors, defects or incompatibilities only after deploying our products. For example, environments with certain physical characteristics or with radio-frequency interference may negatively affect gateway performance and our ability to track or locate items. In addition, our channel partners or end users may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other RAIN products they may use.

We may experience quality problems when our products are combined with or incorporated into products from other vendors, such our tag OEMs using our endpoint ICs with their antennas, or our reader partners using our reader ICs or reader modules in their readers. We may have difficulty identifying and correcting the problems when third parties are combining, incorporating or assembling our products.

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

The costs we incur correcting product defects or errors may be substantial and could adversely affect our operating results. Although we test our products for defects or errors prior to product release and during production, our customers still occasionally catch defects or errors that we miss. Such defects or errors have occurred in the past and may occur in the future. To the extent product failures are material, they could adversely affect our business, operating results, customer relationships, reputation and prospects. Also, we assert that our products conform to the Gen2 protocol. Compatibility issues between our products and the protocol, or among different products that each nominally conform to the protocol, could disrupt our customers’ operations, hurt our customer relations and materially adversely affect our business and prospects.

We will lose market share and may not be successful if end users or customers do not design our products into their products and systems.

End users often undertake extensive pilot programs or qualification processes prior to placing orders for large quantities of our products, in particular for reader and gateway products, because these products must function as part of a larger system or network or meet certain other specifications. We spend significant time and resources to have our products selected by a potential end user or customer, which is known as a “design-in.” In the case of reader and gateway products, a “design-in” means the product has been selected to be designed into the end user’s system and, in the case of an endpoint IC, may mean the endpoint IC has met performance criteria established by the end user or customer. If we fail to develop new products that adequately or competitively address the needs of end users or customers, they may not select our products to be designed into their systems, which could adversely affect our business, prospects and operating results.

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

We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because many RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate and have a small number of foreign patent applications and foreign issued and allowed patents. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name. Also, effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the United States.

We cannot guarantee that:

•

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;
•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•	any of our pending or future patent applications will be issued or have the coverage we originally sought;
•	our intellectual property rights can or will be enforced, particularly in jurisdictions where competition may be intense or where legal protections may be weak;
•	we will not lose the ability to assert our intellectual property rights against, or to license our technology to, others and collect royalties or other payments; or
•

we will retain the right to ask for a royalty-bearing license in relation to ratification of a standard for which we participate in the standards process if we fail to file an intellectual property declaration pursuant to such standards process.

Monitoring and addressing unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property has already occurred and may occur again in the future. Our failure to identify unauthorized use or otherwise adequately protect our intellectual property could adversely affect our business.

Any actual or threatened litigation to enforce our intellectual property could be time consuming, distracting, expensive and could result in outcomes or trigger consequences that are harmful to us. We could incur significant costs and divert our attention and the efforts of our employees by threatening or initiating litigation, which could, in turn, decrease revenues and increase expenses. To the extent we discuss our concerns regarding possible or actual infringement with others prior to or in lieu of litigation, we could also become subject to claims brought by alleged infringers. Because litigation outcomes are uncertain, we could lose in our enforcement action or weaken our intellectual property in the litigation process. An adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and operating results. At the same time, any decision not to enforce our intellectual property rights through litigation could embolden others to violate or potentially violate our intellectual property rights and thus weaken those rights over time.

In June 2019 we filed a filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and a subsidiary of NXP, in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP endpoint ICs infringed and continue to infringe numerous U.S. patents we own. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing an endpoint IC NXP introduced in 2017. In response, NXP asserted various affirmative defenses and various counterclaims including inequitable conduct, fraudulent concealment, breach of contract and promissory estoppel. Their counterclaims allege that we violated purported commitments to GS1 EPCglobal. NXP seeks damages and injunctive relief in connection with its counterclaims. In October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, which we have moved to transfer to the U.S. District Court for the Western District of Washington. In addition, as of the date of this report, NXP has filed petitions against all of the patents we accuse NXP of infringing in our case in the Norther District of California for inter partes review, or IPR, with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office. If we are unsuccessful in prosecuting our claims against NXP or in defending NXP’s claims against us, or to the extent we cannot maintain the validity and enforceability of our patents in IPRs or otherwise, we could see a material adverse effect on our business, results of operations and financial condition. Regardless of the outcome, our lawsuit against NXP may increase our expenses, distract management and other key employees, negatively impact relationships with other participants in our supply chain or with customers and could result in retaliatory claims against us.

Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We also rely on customary contractual protections with our channel partners, suppliers and end users, and we implement security measures intended to protect our trade secrets, know-how or other proprietary information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. Moreover, the agreements we have entered into may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could also be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

Finally, our use of overseas manufacturers may involve extra risk. The intellectual property protection in countries where our third-party contractors operate is weaker than in the United States. If the steps we have taken and the protection provided by law do not adequately safeguard our intellectual property rights then we could suffer lost profits due to sales of competing products that exploit our intellectual property rights.

We may assert or face claims of intellectual property infringement which could be time consuming, costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption generally.

Many companies in our industry, as well as so-called non-practicing entities, hold large numbers of patents and other intellectual property rights and may vigorously pursue, protect and enforce their intellectual property rights. We have received in the past, and may receive in the future, invitations to license patent and other intellectual property rights to technologies that could be important to our business. We may also receive assertions against us, our channel partners or end users claiming that we or they infringe patent or other intellectual property rights. Claims that our products, processes, technology or other aspects of our business infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If we decline to accept an offer, the offering party may allege that we infringe such patents, which could result in litigation.

Intellectual property disputes affecting our industry may adversely affect RAIN adoption. For example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for patent infringement related to their RAIN usage. We believe those lawsuits materially and adversely affected demand for our products by retailers and others from 2011 to 2014. In 2013, Round Rock Research entered into licensing settlement agreements with a substantial number of RAIN vendors, including us; in early 2015, they reached a settlement agreement with the last of the end-user defendants. The Round Rock patents were all expired by the end of 2019. However, we, our channel partners, suppliers or end users could be involved in similar disputes in the future which would materially and adversely affect our operating results and growth prospects.

We may also be forced, or choose, to take action to protect our own intellectual property against infringement by others. Our actions could materially and adversely affect RAIN adoption as well as our own operating and growth prospects. For example, in June, 2019 we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP, in the U.S. District Court for the Northern District of California and in October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. For more information, see “—If we are unable to protect our intellectual property, our business could be adversely affected.”

Many of our agreements require us to indemnify and defend our channel partners and end users from third-party infringement claims and pay damages in the case of adverse rulings. These damages could be sizable and disproportionate to the business derived from the accused channel partners or end users. Moreover, we may not know whether we are infringing a third party’s rights due to the large number of RAIN-related patents or to other systemic factors. For example, patent applications in the United States are maintained in confidence for up to 18 months after filing or, in some instances, for the entire time prior to patent issuance. Consequently, we may not be able to account for such rights until after publication. Competitors may also have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Claims of this sort could harm our relationships with our channel partners or end users and might deter future customers from doing business with us. We do not know whether we will prevail in any future proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, then we could be required to:

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

Because we have limited sales history for our products, and because our market is growing and changing rapidly, we have limited or uncertain visibility into the lengths of the product sales and deployment cycles, and from time-to-time these cycles have been longer than we anticipated. For new product types our visibility into the sales and deployment cycle lengths is even more limited; inasmuch as these products are elements of a systems sale, our experience in the systems-selling cycle is even more limited. Numerous factors can contribute to uncertainties in the cycle lengths, including the time channel partners and end users spend evaluating our products, our time educating them on the products’ benefits, and our time integrating our systems with their systems. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments. If a sale is not completed or is cancelled or delayed, we may incur substantial expenses, which could hinder our ability to achieve or maintain profitability or otherwise negatively affect our financial results.

Significant developments stemming from the current U.S. administration’s priorities or initiatives, or the U.K.’s departure from the EU could have a material adverse effect on us.

The current U.S. administration has pursued trade policy that is starkly different from past administrations. Its actions include withdrawing the United States from negotiations for the TPP; renegotiating NAFTA; announcing and imposing tariffs on a wide variety of trading partners including, as of the date of this report, tariffs on up to $550 billion of goods imported into the United States from China; proposing restrictions on free trade generally as well as on immigration to the United States.

Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and immigration to the United States, and any negative sentiments towards the United States as a result of such changes, including our trading partners potentially imposing tariffs on imports of U.S. products, could materially affect our business or the businesses of our customers or end users, which in turn could result in weakening demand by our customers or end users for our products. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees, or the imposition of restrictions on immigration to the United States, could adversely affect sales or hiring and retention, respectively. To the extent U.S. policies engender an economic downturn, in the United States or abroad, or to the extent they increase efforts by other countries to promote its own industries such as the Chinese government’s efforts to promote China’s domestic semiconductor industry, the effects could materially affect our business or the businesses of our customers or end users in many ways, only some of which we can identify as of the date of this report.

In August 2018, the United States imposed tariffs on products manufactured in China and though a preliminary trade agreement between the United States and China was signed in early 2020, certain tariffs remain as negotiations between the countries continue. Current U.S. tariffs affect certain pre-Monza R6 endpoint IC SKUs that our inlay partners import into, and process in, the United States, a relatively small portion of our current endpoint IC sales. However, in general, the imposition of import tariffs by the current U.S. administration could adversely affect our business.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union or EU, and in January 2020, the United Kingdom officially left the EU, with a transitional period scheduled to end on December 31, 2020. The United Kingdom’s departure from the EU and ongoing negotiation related to the United Kingdom’s future trade and other relationships with the EU have created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to leave the EU. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

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

We have limited ability to accurately plan purchases or manufacturing because lead times for our products can be lengthy and because our ability to accurately forecast near-term product demand is limited, potentially causing us to have either excess or inadequate inventory, to lose sales, or to reduce our profit margins. High inventory levels and potential obsolescence could result in unexpected expenses or increases in reserves that could adversely affect our business, operating results and financial condition. Low inventory levels could cause us to lose sales, market share or damage our customer relationships.

We sell our products primarily through channel partners and we derive revenue primarily from purchase orders rather than from long-term purchase commitments. To ensure product availability, we typically manufacture from channel-partner forecasts before we receive purchase orders. However, many of our channel partners have difficulty accurately forecasting end-user demand for our products and the timing of that demand. Our channel partners can also cancel purchase orders or defer product shipments, in some cases with little or no advance notice to us. In addition, when we release new products, we may carry higher inventories or have slower inventory turnover depending on our ability to anticipate market acceptance. We also sometimes receive soft commitments for large orders which do not materialize. We have additional uncertainty from our competition’s business practices and from unanticipated external events, such as changes in regulatory standards, all of which can adversely affect demand and consequently our inventory levels, sales and operating results.

We are subject to risks inherent in foreign operations, including social, political and economic flux and compliance with additional U.S. and international laws, including those related to anti-bribery and anti-corruption, and may not be able to successfully maintain or expand our international operations.

In 2019, we derived 67% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	difficulty in supporting and localizing our international products;
•	different or unique competitive pressures as a result of, among other things, the presence of, or preference for, local businesses and market players;
•	challenges in managing employees, some foreign nationals, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•	challenges in doing business in different languages and in business cultures with varying norms of transparency and compliance with policies than in the United States;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign currency exchange rates and interest rates;
•	withholding taxes or other taxes, or changes thereof, on our foreign income;
•	restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by the recent COVID-19 virus outbreak;
•	political uncertainty, strife, unrest, or conflict, including, for example, the United Kingdom’s departure from the EU and recent political unrest in Hong Kong;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States
•	restrictions on earnings repatriation;

•

corrupt or unethical practices in foreign jurisdictions that may subject us to exposure under applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and the United Kingdom Bribery Act of 2010, or U.K. Bribery Act; and

•	regulations, and changes thereof, relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe.

Various foreign regulatory or governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in ways that may adversely impact our business. For example, the European Union Court of Justice in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data-protection laws. EU and U.S. political authorities then adopted the EU-U.S. Privacy Shield in 2016, providing a mechanism for companies to transfer EU personal data to the United States. In addition, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Based on continuingly evolving standards, there remains significant regulatory uncertainty surrounding data transfers from the European Economic Area to the United States.

Additionally, the United Kingdom has enacted the Data Protection Act of 2018 that substantially implements GDPR, and has made statutory amendments to the Data Protection Act that further align it with the GDPR, but as of the date of this report it remains uncertain how data protection laws or regulations in the United Kingdom will develop in the medium to long term and how data transfers to and from the United Kingdom will be regulated following the December 31, 2020 expiration of a transition period following the UK’s exit from the EU. This has created uncertainty with regard to data transfers between the UK, the EU, and other jurisdictions, and could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents, and provides for noncompliance penalties of up to $7,500 per violation. Many aspects of the CCPA and its interpretation and enforcement remain unclear as of the date of this report. The effects of this legislation are potentially far reaching and may require us to modify our data-processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We opened an office in Shanghai, China in 2011. In addition to the risks listed above, our China operations expose us to risks associated with Chinese laws and policies governing Chinese operations and also to U.S. laws and regulations relating to foreign trade and investment, such as those described under the caption “—We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.” To date, legal, policy or regulatory changes have not had a material adverse effect on our business or financial condition, but they may in the future. We may experience increased costs for, or significant impact to, our Chinese operations in the event of changes in Chinese government policies or political unrest or unstable economic conditions in China. The nationalization or other expropriation of private enterprises by the Chinese government could result in total loss of our China investment. Any of these matters could materially and adversely affect our business and results of operations.

Our failure to comply with anti-corruption and anti-bribery laws related to our foreign activities could subject us to penalties and other adverse consequences. Anti-corruption and anti-bribery laws generally prohibit companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage or directing business to another person, and require companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we, our intermediaries or our solution providers, SIs, OEMs, ODMs, VARs, distributors, tag manufacturers or other partners fail to comply with FCPA or similar legislation, government authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. Moreover, China is an area of heightened exposure regarding compliance with anticorruption laws such as the FCPA and the U.K. Bribery Act. We intend to increase our international sales and business in China and, as such, our risk of violating laws such as the FCPA or U.K. Bribery Act also increases.

We have limited resources to market, sell and support our products and services abroad and may not be able to maintain or increase international demand for our products. In addition, regulations or standards adopted by other countries may require us to redesign existing products or develop new products for those countries. For example, foreign governments may impose regulations or standards with which our current products do not comply or may require operation in frequency bands in which our products do not operate. If we are unable to expand international operations in a timely and cost-effective manner in response to increased demand, we could miss sales opportunities and our revenue may decline, adversely affecting our operating results, business and prospects. If we invest substantial time and resources but are unable to expand our international operations successfully and in a timely manner then our business, prospects and operating results will suffer.

We generally conduct our China operations through a wholly owned subsidiary and our European operations through our U.K. subsidiary. For other worldwide jurisdictions, we generally report our taxable income based on our business operations in those jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to the jurisdiction or subsidiary. In the event of a disagreement, if our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in tax charges, higher effective tax rates, reduced cash flows and lower overall profitability.

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

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay us introducing new products in international markets, prevent our customers from using our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. The U.S. government has imposed significant tariffs on a variety of items imported from China. China has responded by imposing significant tariffs on a variety of items imported from the United States. Such tariffs could have a material impact on our product costs and decrease our ability to sell our products to existing or potential customers and harm our ability to compete internationally. Further, it is possible that additional sanctions or restrictions may be imposed by the U.S. government on items imported into the United States from China and any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations, adversely affecting our business and results of operations.

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

For example, we post-process many of our IC wafers, including testing, dicing and other wafer operations, using subcontractors in Bangkok, Thailand, which has experienced ongoing political and social upheaval over the past two decades.

Deterioration in the political, social, business and economic conditions in any jurisdictions in which we have significant suppliers could slow or halt product shipments or disrupt our ability to test or post-process products. In such an eventuality, we could be forced to transfer our manufacturing, testing and post-processing activities to more stable, and potentially more costly regions or find alternative sources. Any such transfer could disrupt our operations for an extended period of time, all of which could harm our business, financial condition and operating results.

Intellectual property licensing from or to others, including competitors, may subject us to requirements or limitations that could adversely affect our business and prospects.

Various intellectual property license agreements give us access to the patents and intellectual property of others, for example to necessary intellectual property in the Gen2 protocol. We have licensed some of our patents and intellectual property to others, for example for our customers to practice their business using our products, and pursuant to agreements we entered into in connection with us participating in the development of GS1 EPCglobal protocols and ISO standards. For the latter, in the course of us participating in the development of GS1 EPCglobal protocols, including UHF Gen2, UHF Gen2 V2, tag data standards, low-level reader protocol and others, we have agreed to license on a royalty-free basis those of our patents that are necessarily infringed by the practice of these protocols to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those other members. Similarly, in the course of us participating in the development of ISO standards, we have agreed to license on a RAND basis those of our patents that are necessarily infringed by the practice of certain ISO standards. Because it may not be clear whether a member’s intellectual property is necessary to the practice of a protocol, disputes could arise among members, resulting in our inability to receive a license on royalty-free or RAND terms. Further, some GS1 EPCglobal members declined to license some of their intellectual property under royalty-free terms, instead demanding reasonable and nondiscriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if those members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

In the course of our participation in the development of certain ISO standards we have agreed to grant to all users worldwide a license to those of our patents that are necessarily infringed by the practice of those standards, including at frequencies other than UHF, on RAND terms, again subject to reciprocity. As a result, we are not always able to limit to whom and, to a certain extent, on what terms we license our technologies, and our control over and our ability to generate licensing revenue from some of our technologies may be limited. We may also choose to license our patents or intellectual property to others in the future. We cannot guarantee that any patents and technology that we provide in such current and future licenses will not be used against us.

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

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties potentially collecting personally identifiable information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection. Consumers may be subject to unauthorized readers or gateways surreptitiously identifying and tracking their RAIN tags to gain information a consumer considers private, even if the consumer employs protective measures. Retailers may inadvertently or perhaps even intentionally read consumers’ tags to gain information, such as shopping behavior, that may be illegal to collect, or if not illegal may be considered intrusive by consumers. Unauthorized readers or gateways could gain access to sensitive information stored in tags despite measures designed to thwart such unauthorized access. For example, criminals seeking to divert or steal high-value pharmaceutical products could seek to identify these products by looking for tags with Electronic Product Codes, or EPCs, corresponding to these products. If such concerns increase, or if actual malicious or inadvertent breaches of privacy or theft occur or are perceived to have occurred, then our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability.

In addition to concerns over privacy or theft, it may be possible for those with malicious intent to misuse RAIN in ways that actually facilitate theft or damage the public trust, such as by changing the EPC on a narcotic to misrepresent it as an over-the-counter product. It may possible to embed computer viruses or other malicious code into endpoint ICs, reader ICs, reader modules, readers, gateways or system software to insert malicious code into end-user systems. More generally, we are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our systems, including our IT systems. The security measures we use to detect unauthorized activity and prevent or minimize security breaches may not function as expected or may be insufficient to protect against attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. If a breach or other security incident occurs or is perceived to occur, customer or end-user data, other personally identifiable information or other confidential information could be accessed, obtained, or used without authorization, our and our customers’ operations could be disrupted and our customers or we could be the target of regulatory investigations or proceedings and private claims, demands, or litigation, and we could face potential liability and significant costs and expenses to remediate and otherwise take action in response to the incident. In cases in which a customer is the target of a regulatory action or private lawsuit, the customer might allege that our products did not function as promised and may sue us for breach of contract, breach of warranty, negligence or take other action. Additionally, if our customers’ security measures are breached or are perceived to have been breached, even if through means beyond our control, our reputation may be damaged, we may be subject to claims, demands, or litigation and our business and prospects could suffer. Moreover, concerns about security and privacy, even if unfounded, could damage our reputation and operating results or could delay overall RAIN industry development. Even if our products meet new or changed standards or regulations, if our security measures are breached or perceived to have been breached as a result of third-party action, our error or criminal act or otherwise, and, as a result, someone obtains or is perceived to have obtained unauthorized access to customer or end-user data, personal data, personally identifiable information, or other confidential information, our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability. We also could be required to expend significant capital and other resources to address any data security incident or breach and to implement measures to prevent further breaches or incidents.

We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages with respect to claims relating to a security breach or other security-related matter. Although our insurance policies include some liability coverage, if we experienced a widespread security breach or other incident then we could be subject to indemnity claims or other damages that either aren’t covered or exceed our insurance coverage. We also cannot be certain that our insurance coverage is adequate for data-handling or data-security liabilities incurred, or that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed our insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

Government regulations and guidelines and other standards relating to consumer privacy may adversely impact adoption of our products, require us to make design changes or constrain our ability to implement new and desired product features.

Our customers are subject to laws and regulations related to collecting, storing, transmitting and using personal information and personal data, as well as additional laws and regulations that address privacy and security issues related to RFID in general. Because RAIN is a type of RFID, we believe these statutes and regulations apply to RAIN systems. For example, some U.S. states have enacted statutes specifically governing the use of RFID, including prohibitions on mandatory implantation of an RFID IC, unauthorized skimming of information from ID cards and documents, unauthorized personnel tracking using RFID and improper use of RFID tags in drivers’ licenses or on vehicles.

The European Commission, or the EC, has issued guidance to address privacy concerns about RFID. In May 2009, the EC issued a recommendation that retailers in the EU inform their customers when RFID tags are either on or embedded within products. In April 2011, the EC signed a voluntary agreement with private and public entities to develop privacy guidelines for companies using RFID in the EU. The agreement requires companies to conduct privacy impact assessments of new RFID applications and to take measures to address risks identified by the assessment before the RFID application is deployed. While compliance with the guidelines is voluntary, our customers that do business in the EU may have a preference for products that comply with the guidelines. If our RAIN products do not provide the necessary functionality to allow customers to comply with the guidelines, then our business may suffer.

The data-security and privacy legislative and regulatory landscape in the United States and EU, and in other foreign jurisdictions is evolving, and new or changed laws, regulations, guidelines and other standards may adversely impact our business, including our ability to develop future products. If we fail to develop products that implement end-user privacy requirements then end users may choose not to use our products in certain applications, which would harm our business, operating results and financial condition.

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

Technology developments may affect our business in ways we cannot anticipate. Breakthroughs in legacy RFID technologies or markets, including those using low frequency or high frequency technology, could adversely affect RAIN market growth generally and demand for our products in particular. For example, NFC, another type of RFID which today addresses a different market than RAIN could, with breakthrough innovations, compete with RAIN in item tagging. Likewise, new technologies such as organic transistors may allow lower-cost ICs than our current silicon-based technology allows. These competing technologies could use intellectual property that is either not royalty-free or to which we do not have access. If we are unable to innovate using new or enhanced technologies or processes or are slow to react to changes in existing technologies or in the market, or have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be materially impacted and potentially result in product obsolescence, decreased revenue and reduced market share.

To encourage widespread RAIN market adoption, we have participated in developing industry standards and have designed our products to comply with these standards. In 2013, GS1 EPCglobal ratified “UHF Gen2 Version 2” or Gen2 V2, a new version of the Gen2 protocol that underlies RAIN communications. In the future, we could lose our position in GS1 EPCglobal or we could lose our project-editorship role for Gen2. If a competitor introduces a Gen2 V2 product before we do, then we could lose market share of face difficulty selling our products. The introduction of new industry standards, or changes to existing industry standards, could make our products incompatible with the new or changed standards and could cause us to incur substantial development costs to adapt to these new or changed standards, particularly if they were to achieve, or be perceived as likely to achieve, greater penetration in the marketplace. If Gen2 V2 diverges significantly from our or the RAIN market’s needs then our products may likewise fail to keep pace with the market, our competitors’ products and end-user requirements, in which case end users could delay RAIN adoption. Moreover, the adoption or expected adoption of new or changed standards could slow our sale of existing products before we can introduce products based on the new or changed standards. New industry standards or changes to existing standards could also limit our ability to implement new features in our products if those features do not meet the new or changed standards. The lost opportunities as well as time and expense required for us to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not successfully develop products that comply with new or changed standards. If we are not successful in complying with any new or changed industry standards, then we could lose market share, causing our business to suffer.

We are a founding member of the RAIN Alliance, an industry organization that promotes RAIN technology and solutions globally. Our chief executive officer is presently a director and was previously chairman of the RAIN Alliance. Board membership is an elected position that we could lose in future elections; and it provides industry stature and attendant benefits but is not without risk. If the RAIN market falters, or if the RAIN Alliance falters, then we could be blamed, our reputation and industry position could be impacted and our business could suffer.

In addition, certain organizations develop technical specifications for RAIN tags and test those tags against those specifications. For example, the ARC Program at Auburn University, or ARC, is a resource for end users in retail, aviation and manufacturing to develop performance and quality requirements that a RAIN tag needs to meet for deployments specified by those end users. Certain participants in the RAIN market are sponsors of ARC, but we are not among them. A limited number of organizations other than ARC perform this function as well. ARC or a similar organization could develop specifications that few or none of our endpoint ICs meet, which could adversely affect our business.

Compliance with, and changes in, government spectrum regulations could adversely affect our ability to sell products and impair our operating results.

Government radio regulations require that our readers and gateways be certified for spectral compliance in jurisdictions where they are sold or operated. Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the EU. If one of our reader or gateway products is found to be noncompliant despite being certified then we could be required to modify field-deployed readers or gateways and could spend significant resources as well as miss sales opportunities in the process. Our revenue could decline, adversely affecting our operating results, financial condition, business and prospects.

Additionally, government regulations may change, possibly without advance notice, requiring us to redesign our products to conform with the new regulations or constraining our ability to implement new features into our products, thereby causing us to incur significant expenses. These expenses include costs associated with obsolete inventory. Regulatory changes may also cause us forego opportunities to improve our products, potentially delaying our time-to-market and adversely affecting our operating results, financial condition, business and prospects.

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

Foreign acquisitions involve additional risks beyond those above, including risks related to integrating operations across different cultures and languages, currency risks and the economic, political and regulatory risks associated with other countries. Also, the anticipated benefit of any acquisition, domestic or foreign, may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt, contingent liabilities or amortization expenses or goodwill write-offs, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Our business could be adversely affected if one or more members of our executive management team departed.

Our success depends, in large part, on the continued contributions of our executive management team, including Chris Diorio, Ph.D., our chief executive officer. None of our executive management team is bound by employment contracts to remain with us for a specified period of time. In February 2020, our president and chief operating officer, Eric Brodersen, announced his resignation from us effective March 2020, and although we currently do not intend to appoint a new chief operating officer in the near future, Mr. Brodersen’s departure will require transition of his leadership and management responsibilities to other members of our management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, especially technical, sales and marketing personnel, then we may not be able to effectively execute our business strategy.

Our success depends on our ability to attract, motivate and retain qualified personnel. Our technical personnel, the source of our technical and product innovations, and our sales and marketing personnel that drive our go-to-market initiatives are especially important. There is no guarantee we can attract and retain these personnel as we continue to pursue our business strategy. The availability of, and competition for, qualified personnel in the Seattle area, where we are headquartered, constrains our ability to attract qualified new personnel. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

Pricing and other provisions in our customer agreements could adversely affect our operating results.

In the ordinary course of business, we enter into agreements containing pricing terms that could, in some instances, adversely affect our operating results and gross margins. For example, some contracts specify future IC, reader or gateway pricing or contain most-favored customer pricing for certain products. Other agreements contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Reducing prices or offering other favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers. For competitive or strategic reasons, we may decide to enter into agreements containing these types of provisions, which could impair our operating results.

We and our suppliers are subject to environmental laws and regulations that could impose substantial costs on us and may adversely affect our business, operating results and financial condition.

Some of our facilities, including those devoted to research and development, are regulated under federal, state, local, foreign and international environmental laws. Those laws govern pollutant discharge into air and water; managing, disposing, handling, labeling, and exposure to hazardous substances/wastes; and contaminated site cleanup. We could incur costs, fines and civil or criminal sanctions; third-party property damage or personal-injury claims; or could be required to pay substantial investigation or remediation costs if we were to violate or become liable under environmental laws. Liability under certain environmental laws can be joint and several and without regard to comparative fault. In addition, some of our products contain hazardous substances and are subject to requirements that regulate their content, such as the EU’s Restriction of Hazardous Substances Directive and analogous regulations elsewhere. Although we design our products to be compliant with environmental regulations and require our third-party contractors to comply, we cannot guarantee that we or our products will always comply with those regulations. Environmental laws also tend to become more stringent over time, and we cannot predict the ultimate costs under environmental laws or the timing of these costs. Failure to comply with these and other environmental laws could result in fines, penalties and decreased revenue, which could adversely affect our operating results.

If our third-party contractors fail to operate in compliance with environmental laws, improperly dispose of wastes associated with our products, or improperly comply with requirements governing the hazardous-substance content of our products, we could be held liable or suffer reputational harm.

We may not continue to grow or effectively manage our key operating metrics.

Although we have experienced recent revenue growth, we may not experience future revenue growth and you should not rely on any of our operating results from any prior periods as an indication of future performance. For example, in the fourth quarter of 2017 and the first and second quarters of 2018 our revenue declined compared to the same quarter a year earlier. If we are unable to maintain adequate revenue growth and with it our gross margins, as well as control our expenses then our financial results could suffer and our stock price could decline.

To continue to grow and manage being a public company, we believe we must effectively:

•	recruit, hire, train and manage qualified engineers for our research and development activities;
•	add sales and marketing personnel and expand our customer-support activities and offices;
•	implement and improve administrative, financial and operational systems, procedures and controls;
•	integrate and train new employees quickly and effectively; and
•	coordinate growth among our executive, engineering, finance, marketing, sales, operations and customer-support organizations.

All the above activities add to our organizational complexity and increase our operating expenses.

Our management team is small. We may have insufficient management resources or experience to manage our business effectively or to pursue all commercial opportunities. We may require significant additional management resources as we grow our business. We may not have adequate resources when we need them and we may not have adequate capital to fund our needs. If we are unable to grow effectively then we may not be able to exploit market opportunities or develop new products, and we may fail to satisfy customer requirements, maintain product quality, execute our business plans or respond to competitive pressures.

We are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our consolidated financial results or prevent fraud. We previously identified a material weakness in our internal control over financial reporting and cannot guarantee we will not have a future material weakness.

We have a short history as a public company. Although our management team and other company personnel devote substantial time to regulatory compliance, we may not effectively or efficiently manage our maturation as a public company. Additionally, we have incurred and will continue to incur significant legal, accounting and other expenses related to compliance with laws, regulations and standards applicable to public companies.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to continue increasing the time and costs we must devote to compliance as well as to other activities. For example, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires management to report on, and after we no-longer qualify as an emerging growth company that our independent registered public accounting firm attest to, the effectiveness of our internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will continue to divert resources and take significant time and effort. We may be unable to successfully complete the procedures, certifications and attestation requirements of Section 404 in a timely manner. We or our independent registered public accounting firm may find internal controls that need improvement or may uncover a material weakness. A material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

We may be unable to effectively implement, or effectively implement in a timely manner, the controls and employee training necessary to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time, in which case implementing the requisite changes may take us significant time and may require additional controls and employee training. Our growth will challenge our ability to maintain these internal control and disclosure standards. If we fail to successfully complete the procedures, certifications and attestation requirements of Section 404, or if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to sanctions or investigations by the Securities and Exchange Commission, or SEC, or by other regulatory authorities. Investor perceptions of our company may suffer, likely causing a decline in our stock’s market price. We may not be able to fully comply with the requirements of the Sarbanes-Oxley Act or management or our independent registered public accounting firm may conclude that our internal controls will not be effective in future periods. Regardless of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting. A consequence of a material weakness is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In the course of preparing our consolidated financial statements in prior years, we, in conjunction with our independent registered public accounting firm, identified errors which, combined with other identified control deficiencies, were considered to indicate a material weakness in our internal control over financial reporting. These errors related to accounting and financial disclosure of complex accounting matters related to the cash flow statement presentation of lease incentives in our consolidated interim financial statements for the nine months ended September 30, 2015. In 2016, we identified that we did not reflect the correction of the identified error in our consolidated interim financial statements for the nine months ended September 30, 2015 on the statement of cash flows in our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016.

We remediated this material weakness as of December 31, 2018, including increasing the depth and experience in our accounting and finance organization, as well as designing and implementing improved processes and internal controls. However, our remediation may not be effective in future periods or may not prevent other material weaknesses or significant deficiencies in our internal control over financial reporting from arising in the future.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, we currently have securities class-action complaints pending against us, our chief executive officer, chief operations officer and former chief financial officer, asserting that we made false or misleading statements in our financial statements, press releases and conference calls during the applicable class periods. The complaints each seek monetary damages, costs and expenses. For more information, see Note 11 of our consolidated financial statements included elsewhere in this report.

We cannot predict the outcome of these proceedings or provide an estimate of potential damages, if any. We believe that the claims in the securities class actions are without merit and intend to defend against them vigorously. Regardless, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Our assets could even be insufficient to cover amounts that exceed our insurance coverage. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, the litigation will have substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, all of which could have a material adverse effect on our business, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future.

Our business could be negatively affected as a result of actions of activist stockholders.

We may be subject to actions or proposals from stockholders that may not align with our business strategies or the interests of our other stockholders. Responding to any such actions or proposals could be costly and time-consuming, disrupt our business operations and divert the attention of our board of directors, management and employees from pursuing our business strategies.

Activist stockholders could create uncertainties as to the future direction of our business. Our competitors could exploit the uncertainties, potentially causing us to lose business or create a perception of instability, which could make it more difficult for us to attract and retain qualified personnel. Similarly, any proxy contest for the election of directors at our annual meeting of stockholders would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by our board of directors and management. Any such activist events or perceived uncertainties as to our future direction may affect our relationships with our customers, vendors, channel partners, investors or other third parties and affect the market price and volatility of our stock.

If we fail to retain finance personnel or fail to maintain our financial reporting systems and infrastructure, we may be unable to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn could significantly harm our reputation and our business.

We have hired personnel with financial reporting and Sarbanes-Oxley Act compliance expertise. Our inability to retain these personnel could adversely impact our ability to timely and accurately prepare and file our financial statements, as well as adversely affect our future financial statements because replacement employees require time and training to learn our business and operating procedures. If our finance and accounting organization is unable, for any reason, to meet the demands of being a public company then the quality and timeliness of our financial reporting may suffer, which could result in errors, filing delays and/or material weaknesses in our internal controls. The consequences of errors or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

We may need to raise additional capital which may not be available on favorable terms, if at all, causing dilution to stockholders, restricting our operations or adversely affecting our ability to operate our business.

In the course of running our business we may need to raise capital, potentially diluting our stockholders. In December 2019, we issued and sold a total of $86.3 million in aggregate principal amount of 2.00% convertible senior notes due 2026, or the 2019 Notes, and we may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. If our financing needs are driven by unforeseen circumstances, such as unforeseen expenditures or if our operating results are worse than we expect, then we may not be able to raise capital on favorable terms, if at all. Debt financing, if available, may include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

A breach of our security systems could have a material adverse effect on our business.

We use security systems to maintain our facility’s physical and information-technology security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or breaches due to viruses, loggers, or other malfeasant code in our data or software, or other causes, including phishing, social engineering, and employee or contractor negligence or malfeasance, could compromise access to and the integrity of this information. The consequences of loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing or selling our products, customer allegations of breach-of-contract, loss or theft of intellectual property, litigation by affected parties and possible financial liabilities for damages, any of which could have a material adverse effect on our business, financial condition, reputation and relationships with customers and partners. We also rely on third-party providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and financial functions, and we are therefore dependent on the security systems of these third-party providers. These third-party providers also face several risks of security breaches, and our ability to monitor their security is limited. Any security breaches or other unauthorized access to our service-providers’ systems or viruses, loggers, or other malfeasant code in their data or software could expose us to loss or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition.

We may incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. In the event of an actual or perceived security breach, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the breach and its root cause.

Claims relating to an actual or perceived security breach may not be adequately covered by insurance, and may result in increased costs for insurance or insurance not being feasible at all.

Our business operations could be disrupted by natural disasters.

An earthquake, fire, flood, pandemic or other natural or manmade disaster could decrease demand for our products, disable our facilities, disrupt operations, or cause catastrophic losses. We have facilities in areas with a known history of seismic activity, such as our headquarters in Seattle, Washington. We also have facilities in areas with a known history of flooding, such as our office in Shanghai, China. We have a wafer testing and dicing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at or of any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses to repair or replace the facility. As a specific example, in 2011 and 2012 floods in Thailand disrupted our subcontractor’s facility for approximately six months. During that time, we relied on a secondary subcontractor that had longer lead times for, and decreased yield of, our endpoint IC wafers. We do not carry insurance policies that cover potential losses caused by earthquakes, floods or other disasters.

In December 2019, the COVID-19 virus emerged in China and as of the date of this report is continuing to spread globally. The outbreak has resulted in travel and work restrictions within China and globally and disrupted our ability to test, produce distribute and sell products. It has disrupted operations of our endpoint IC customers, as well as manufacturers of products that are tagged with our endpoint ICs, and may impact other of our products as well. The full extent to which the COVID-19 virus outbreak will negatively affect the global economy, demand for our products, our ability to produce and distribute products, costs for producing our products and ultimately our revenues and results of operations, are uncertain at the time of this report. Any prolonged slowdown caused by COVID-19 could negatively affect our revenues and results of operations for some time.

Our ability to use net operating losses to offset future taxable income may be limited.

As of December 31, 2019 we had federal net operating loss carryforwards, or NOLs, of $179.1 million and federal research and development credit carryforwards of $12.0 million which we may use to reduce future taxable income or offset income taxes due. We have established a valuation allowance against the carrying value of these deferred tax assets. The tax loss and research and development credit carryforwards begin expiring in 2020. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Reductions in corporate tax rates may also reduce our ability to utilize the NOLs. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo a future ownership change then our ability to use our NOLs and credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and certain foreign jurisdictions. During the ordinary course of business we use significant judgment in evaluating our worldwide income-tax obligations and we conduct many transactions for which the ultimate tax determination is uncertain. Additionally, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions and these jurisdictions may assess additional income tax against us. Although we believe our tax determinations are proper, the final determination of any tax audits and possible litigation could be materially different from our historical income-tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

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

Risks Relating to Owning Our Common Stock

The market price of our common stock has been and will likely continue to be volatile, and the value of your investment could decline significantly.

There was no public market for our common stock prior to our initial public offering. Since July 2016, when we sold shares of our common stock in our initial public offering through December 31, 2019, our stock price has ranged from $9.95 to $60.85. Securities of companies similar to ours also experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on the trading price of our common stock:

•	price and volume fluctuations in the overall stock market;
•	changes in operating performance, stock market valuations, and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	actual or anticipated changes in our growth rate relative to our competitors;

•	delays in end-user deployments of RAIN systems;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	supply interruptions;
•	developments relating to intellectual property rights or in disputes relating to those rights;
•	our ability to develop and market new and enhanced products on a timely basis;
•	commencement of, or our involvement in, litigation;
•	changes in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	unstable regional political and economic conditions;
•	the trading volume of our stock;
•	actual or perceived security breaches;
•	limited public float;
•	any future sales of our common stock or other securities;
•	financial analysts dropping or reducing their coverage of us; changes in financial estimates by analysts who do cover us; or our failure to meet analyst estimates or investor expectations;
•	fluctuations in the values of companies investors perceive to be comparable to us;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and
•	general economic conditions and slow or negative growth of markets in which we operate.

The market for technology companies like us has experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors also affect the trading price of our common stock, often regardless of our actual operating performance. Securities class-action litigation is often instituted against companies whose stock prices have declined, as it has been against us. That litigation has already resulted in substantial costs and a diversion of management’s attention and resources, and those costs and diversion could escalate significantly. For further information regarding this litigation risk, please refer to Note 11 of our consolidated financial statements included elsewhere in this report.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the trading price of our common stock and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our market. If one or more of the analysts who cover us issues an adverse opinion about us, the trading price of the notes and our common stock, in each case, could decline. If one or more of these analysts stops covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our stock price to decline.

Transactions relating to the 2019 Notes may affect the value of our common stock.

If the 2019 Notes are converted by holders, we have the ability under the indenture for the 2019 Notes to deliver cash, common stock or any combination of cash or common stock, at our election upon conversion of the 2019 Notes. If we elect to deliver common stock upon conversion of the 2019 Notes, it would dilute the ownership interests of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Anticipated future conversions of such 2019 Notes into shares of our common stock could depress the price of our common stock. Certain holders of the 2019 Notes may also engage in short selling to hedge their position in the 2019 Notes, which could decrease the price of our common stock.

Additionally, in connection with the issuance of the 2019 Notes, we entered into privately negotiated capped call transactions with certain financial counterparties. The capped call transactions are generally designed to reduce potential dilution to our common stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in the market price of our common stock.

Future sales of our common stock in the public market could cause our stock price to fall.

Significant sales of our stock, especially by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the trading price of the notes and our common stock to decline. These sales, or the possibility that they may occur, also may make it more difficult for us to sell equity securities at a time and price acceptable to us.

We may in the future issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance, including any issuance of shares upon the conversion of the notes, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 26.0% of our capital stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

Servicing the 2019 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2019 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2019 Notes, or to make cash payments in connection with any conversion of 2019 Notes or upon any fundamental change if holders require us to repurchase their 2019 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2019 Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2019 Notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

Anti-takeover provisions in our charter documents and under Delaware or Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and limit our stock price.

Provisions of our certificate of incorporation and our bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect our stock price. Among other things, our certificate of incorporation and bylaws:

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

•	divide our board of directors into three classes;
•	restrict the forum for certain litigation against us to Delaware;
•	require that any action taken by our stockholders be effected at a duly called annual or special meeting of stockholders and not by written consent;
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

As an emerging growth company within the meaning of the Securities Act, we utilize certain modified disclosure requirements, and those requirements may make our common stock less attractive to investors.

We are an emerging growth company, and for as long as we remain an emerging growth company we may choose to take advantage of exemptions from some reporting requirements applicable to other public companies but not to emerging growth companies, including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and receive stockholder approval of any golden parachute payments not previously approved.

We plan in our filings with the SEC to continue to use the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

We can remain an emerging growth company until the earliest of:

•	December 31, 2021;
•	the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion;
•

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or

•	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We have incurred and, in the future, will incur higher costs by being a public company.

We have incurred significant legal, accounting and other costs associated with public-company reporting requirements. Those costs will increase as we transition to no-longer being an emerging growth company. For as long as we remain an emerging growth company, we will use the exemption from the requirement under Section 404 that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. At the time when our independent registered public accounting firm is required to assess our internal control over financial reporting, the cost of our compliance with Section 404 will increase. If we are unable to comply with those requirements of Section 404 applicable to us, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting, we could incur sanctions or investigations by the SEC or other regulatory authorities which would require additional financial and management resources and further increase costs, all of which could cause the market price of our stock to decline.

We have and will continue to incur costs associated with recently adopted corporate governance requirements, including those of the SEC and The Nasdaq Global Select Market. We expect those governance requirements to lead to ongoing legal and financial costs and make some activities more time consuming and costly. We also expect those requirements to increase the difficulty and expense for us to obtain director and officer liability insurance, and we may need to accept reduced policy limits and coverage or pay substantially higher costs to obtain similar or higher coverage to what we have today. As a result, we may find it difficult to attract and retain qualified persons to serve on our board of directors or as executive officers or may need to pay higher compensation to attract and retain them. Although we monitor developments with respect to those requirements, we cannot predict or estimate the additional costs we may incur or the timing of such costs.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have several operating leases for office space, which are summarized as of December 31, 2019 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters	109,000	2026
Seattle, Washington	Design laboratory	11,000	2021
Shanghai, China	General office space	4,000	2021

We hold a lease for approximately 39,000 square feet of commercial office space in Seattle, Washington that expires in 2023. We have sublet the entirety of this office space through the expiration date. We also lease offices in Thailand. For more information about our lease commitments, please refer to Note 10 to our consolidated financial statements included elsewhere in this report.

Item 3. Legal Proceedings

In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability will have a material adverse effect on our financial position, results of operations, cash flows, market position or stock price.

Stockholder Litigation

Between July 2018 and December 2019, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information on these complaints, please refer to Note 11 of our consolidated financial statements included else where in this report.

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against Impinj. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 11 of our consolidated financial statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of January 31, 2020, there were 57 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid a cash dividend on our common stock and we intend to retain all available funds and any future earnings to fund the development and growth of our business. We therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, future debt instruments, if any, may materially restrict our ability to pay dividends on our common stock. Any future determination to pay dividends on our common stock will depend at least on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable law or by contracts, and any other factors that our board of directors may consider relevant.

Performance Graph

The following graph compares our cumulative total stockholder return on Impinj’s common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index:

This graph covers the period from July 21, 2016, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2019. This graph assumes that the value of the investment in Impinj’s common stock and each index (including reinvestment of dividends) was $100 on July 21, 2016.

Item 6. Selected Financial Data

You should read the selected financial data set forth below in conjunction with the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our audited consolidated financial statements and related notes included elsewhere in this report and our previous financial statements, the latter not included in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$152,836	$122,633	$125,300	$112,287	$78,479
Cost of revenue	78,834	64,352	60,359	52,834	37,633
Gross profit	74,002	58,281	64,941	59,453	40,846
Operating expenses:
Research and development expense	38,880	34,168	32,220	25,185	17,579
Sales and marketing expense	32,642	32,934	31,579	22,330	14,579
General and administrative expense	24,141	22,299	18,161	12,426	7,087
Restructuring costs	—	3,749	—	—	—
Total operating expenses	95,663	93,150	81,960	59,941	39,245
Income (loss) from operations	(21,661)	(34,869)	(17,019)	(488)	1,601
Other income, net	1,242	808	508	616	673
Interest expense	(1,794)	(1,403)	(908)	(1,633)	(1,208)
Loss on debt extinguishment	(576)	—	—	—	—
Income (loss) before income taxes	(22,789)	(35,464)	(17,419)	(1,505)	1,066
Income tax benefit (expense)	(198)	233	97	(168)	(166)
Net income (loss)	(22,987)	(35,231)	(17,322)	(1,673)	900
Less: Accretion of preferred stock	—	—	—	(6,258)	(11,301)
Net loss attributable to common stockholders	$(22,987)	$(35,231)	$(17,322)	$(7,931)	$(10,401)
Net loss per share attributable to common stockholders — basic and diluted	$(1.05)	$(1.65)	$(0.84)	$(0.74)	$(2.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	21,847	21,334	20,680	10,778	3,893

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data (1):
Cash, cash equivalents and short-term investments	$116,495	$56,073	$58,116	$100,541	$10,121
Working capital	157,272	98,189	109,879	123,345	18,468
Total assets	215,046	145,069	152,034	167,536	52,848
Total long-term debt	50,876	23,563	9,588	12,265	15,910
Accumulated deficit	(262,743)	(239,756)	(204,525)	(187,203)	(185,315)
Total stockholders’ equity (deficit)	$125,239	$97,883	$118,942	$124,023	$(85,035)

(1) The summary balance sheet data for the year ended December 31, 2019 reflects the adoption of Accounting Standard Update ("ASU") No. 2016-02, Leases ("Topic 842"). See Note 2 of the notes to our consolidated financial statements included elsewhere in this report for the impact of adoption. The summary balance sheets for the years ended December 2018, 2017, 2016 and 2015 do not reflect the adoption of Topic 842.

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

Overview

Our vision is digital life for everyday items. We are driving a future in which everyday physical items are wirelessly connected to digital counterparts, digital twins, in the cloud, and in which businesses and people engage with those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity and to enable developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items; we believe our future is delivering the identity, location and authenticity of trillions of everyday items and enabling those cloud-based digital twins, each storing an individual item’s ownership, history and links, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Our platform connects individual items, capturing and delivering data about each item from manufacturing, through distribution to sale. We and our channel partners connect those items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s unique identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 30 billion items, enabling retailers, hospitals, airlines, automotive manufacturers, logistics providers, shippers and business in many other industries to derive timely business value from those connected items. We believe our opportunity is to ultimately connect trillions of everyday items, and to deliver valuable information about those items not just to businesses, but also to everyday people, extending and delivering an item’s digital life to the person that buys and owns the item.

Our platform comprises three layers: (1) endpoint integrated circuits, or ICs, (2) connectivity and (3) software that together deliver item data to business and consumer applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Factors Affecting Our Performance

Investing in Growth

We have invested and plan to continue investing in research and development to enhance and extend our platform, including enhancing existing products, introducing new products and tightening the platform linkages between our product offerings. We plan to enhance and expand our software, including its deployment models, functionalities, algorithms and cloud-service offerings. We plan to enhance and expand our readers and gateways and how we leverage them for platform deployments in retail, supply chain and logistics and other industries. We also plan to continue developing next-generation reader and endpoint ICs.

We have invested and plan to continue investing in sales and marketing to grow our sales reach, expand our market opportunities, deepen our integrations with our supply-chain partners and accelerate the development and adoption of solutions based on our platform.

Most of our investments precede any sales benefit from the investment, and in some instances, we may never see a sales benefit. The potential causes of the latter are many, including the market not being receptive to our product or sales approach, late or failed product development, personnel departures or other causes. We sometimes enter into arrangements with end users, vendors or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some instances we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of any investment is almost always uncertain, and if our results don’t meet our or your expectations then our operating results, profitability and stock price may be adversely affected.

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our products in multiple industries, especially the retail industry which is our largest market. That pace, scope and depth remains uncertain, potentially causing large fluctuations in our operating results. For example, in 2015 and 2016 several major retailers and brand owners initiated deployments that significantly increased our endpoint IC sales, exceeding our expectations and those of our industry’s analysts and lengthening our lead times. In 2017 we invested in internal endpoint IC inventory to reduce those lead times, meet forecasted demand and improve our ability to deliver in the event of continued demand growth. However, in the second half of 2017 the endpoint IC growth rate slowed, which we believe was due to several factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. In response, we reduced our internal endpoint IC inventory in the second half of 2018 and throughout 2019. Given the uncertainties in our market, we cannot assure you that we have appropriate internal inventory levels or that we will not experience inventory shortfalls or overages in the future. We also cannot assure you that we will be able to maintain or grow the market share of any of our products, whether as a result of insufficient inventory, competitors copying our products, competition generally or for a host of other reasons.

Regardless of the uneven pace of retail industry adoption, we believe the underlying, long-term trend is continued RAIN adoption by the retail industry. Our new M700 endpoint IC product will offer customers significant performance and costs advantages. However, delays in production or qualification may impact market share at these and other retail deployments in the near term.

We also believe that expanding retail deployments foster RAIN adoption in other markets. For a non-retail example of growing RAIN adoption, our reader and gateway sales in the second half of 2017 and our gateway sales in 2019 exceeded our expectations, in this case due to supply-chain end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading. We also see growing RAIN adoption in the aviation industry, led by baggage tagging. We believe growing adoption will increase the value of our platform. Consequently, we intend to continue introducing new products to improve our market position and further grow both retail and overall market adoption. However, as noted below, at the current stage of RAIN adoption our revenue could decline on a quarterly or annual basis due to fluctuations caused by large-scale deployments by a limited number of large end-users.

If RAIN market adoption, and adoption of our platform products specifically, does not meet our expectations then our growth prospects and operating results will be adversely affected. If we reduce prices to win opportunities, then our gross margins may be negatively affected. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected. Because we sell our products through our channel partners, we have limited ability to determine end-user demand and we may incorrectly predict that demand or be unable to identify market shifts in a timely fashion, potentially affecting our business adversely. In contrast, if our endpoint IC, reader IC, module, reader, gateway or software sales exceed expectations, then our revenue and profitability may be positively affected.

Timing and Complexity of Customer Deployments

From 2010 to 2019, our endpoint IC unit sales volumes increased at a compounded annual growth rate of 28%, indicating growing adoption of RAIN-based solutions. However, the pace at which end users adopt RAIN has been uneven and unpredictable in scope and timing. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in the second half of 2017 and in the first half of 2018 and returned to growth in the second half of 2018 and in 2019 (the latter albeit not at the same pace as in 2016). Short-term demand will remain unpredictable in scope and timing. Longer term, we believe our opportunity and our market will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of that future growth.

Further, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

COVID-19 makes forecasting challenging. Although as of the date of this report we have not experienced significant impact to our business, we anticipate it may impact our M700 endpoint product ramp as inlay partners prioritize producing existing products over a new-product ramp. Until we know more, we are unable to predict the full effects of COVID-19 on customer demand and the extent of which our operating results may be materially adversely affected.

Our systems business relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of 2019 total revenue from a North American Systems customer in connection with a project-based deployment of gateways, which we expect to complete in the first quarter of 2020. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us adequate notice, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. We expect that trend to continue. Historically, we have been able to implement manufacturing and quality improvements that effectively reduce the per-unit cost of most of our hardware products, as well as introduce newer and lower-cost products, but the timing of these cost reductions and product introductions fluctuates and may not materialize in any given quarter or year.

Seasonality

We typically renegotiate pricing with most of our endpoint IC customers with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter when compared with prior periods. The impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be lower in the fourth quarter than the third quarter.

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

Inventory Supply

From time to time we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand, constrained supplier manufacturing capacity or product availability, fluctuations in our market or the global economy, changes in regulations or tariffs or for a host of other reasons. These inventory dynamics can impact some or all of our hardware products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially causing us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Semiconductor industry analysts predict high wafer demand again in 2020.

As of the date of this report, we have not experienced significant impact to our inventory supply related to COVID-19. We are monitoring the spread of the disease and the severity and duration of the outbreak; until we know more, we are unable to predict the full effects of COVID-19 on our ability to satisfy demand for our products in a cost-effective manner.

Results of Operations

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands, except percentages)	2019	2018	2017	Change	Change
Revenue	$152,836	$122,633	$125,300	$30,203	$(2,667)
Gross profit	$74,002	$58,281	$64,941	$15,721	$(6,660)
Gross margin	48.4%	47.5%	51.8%	0.9%	(4.3)%
Loss from operations	$(21,661)	$(34,869)	$(17,019)	$13,208	$(17,850)

Year ended December 31, 2019 compared with year ended December 31, 2018

Revenue and gross profit increased from increased endpoint IC and systems revenue. The increase in endpoint IC revenue was primarily due to increased shipment volume. The increase in systems revenue was primarily due to the large-scale North American systems deployment. Gross margin increased primarily due to product mix with higher margin systems revenue representing a larger portion of our total revenue, and also from leverage derived from comparable overhead costs on increased revenue, partially offset by higher excess and obsolescence charges. Loss from operations decreased due to increased gross profit, partially offset by increased operating expenses. A net increase in operating expenses was due to increased stock-based compensation expense and higher product development costs, partially offset by decreased restructuring costs and decreased personnel expenses.

Year ended December 31, 2018 compared with year ended December 31, 2017

Revenue and gross profit decreased primarily due to decreased endpoint IC revenue from lower ASPs, partially offset by increased systems sales. Gross margin decreased primarily due to lower ASPs on endpoint ICs, higher overhead costs and excess and obsolescence charges recorded in 2018. Loss from operations increased due to increased operating expenses and decreased gross profit. A net increase in operating expenses was due to increased stock-based compensation expense, restructuring costs and costs attributable to an independent investigation by the audit committee of our board of directors in connection with a complaint filed by a former employee. The outcome of the independent investigation was the audit committee of our board of directors concluding no credible evidence supported the former employee’s claims.

Revenue

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Endpoint ICs	$97,657	$84,974	$91,699	$12,683	$(6,725)
Systems	55,179	37,659	33,601	17,520	4,058
Total revenue	$152,836	$122,633	$125,300	$30,203	$(2,667)

We currently derive substantially all our revenue from sales of our endpoint ICs, reader ICs, reader modules, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers; our reader ICs and modules primarily to OEMs and ODMs through distributors; and our readers and gateways to VARs, and SIs, primarily through distributors. We are beginning to sell software through these same VAR and SI partners. We expect endpoint IC sales to represent a majority of our revenue for the foreseeable future.

Year ended December 31, 2019 compared with year ended December 31, 2018

Endpoint IC revenue increased $12.7 million. Increased shipment volumes accounted for a $19.5 million increase, partially offset by a $3.6 million decrease due to declining ASPs and $3.2 million from the one-time product exchange we completed in the first quarter 2018 as described below. The ASP decrease was primarily due to our annual price negotiation as discussed above under “—Factors Affecting Our Performance—Seasonality” and, to a lesser extent, product mix. Systems revenue increased $17.5 million, primarily due to $16.5 million and $3.2 million increases in gateway and reader revenue, respectively. These gateway and reader revenue increases were primarily due to increased shipment volumes, with gateway revenue favorably impacted by the large-scale North American systems deployment described above. The systems revenue increases were offset by a $2.1 million decrease in reader IC and reader module revenue due to both lower shipment volumes and ASPs.

Year ended December 31, 2018 compared with year ended December 31, 2017

Endpoint IC revenue decreased $6.7 million on similar volumes, primarily due to a $9.1 million decrease due to declining ASPs. The ASP decrease was primarily associated with our annual price negotiation as discussed above under “—Factors Affecting Our Performance—Seasonality”. Partially offsetting the decrease was revenue recognized related to a product exchange we completed in the first quarter of 2018. In 2017, endpoint IC revenue was impacted by a sales returns reserve of $3.2 million related to the product exchange; we recognized $3.2 million revenue upon completing the product exchange in the first quarter of 2018. Systems revenue increased $4.1 million primarily due to increases of $5.7 million in reader IC and reader module revenue from higher shipment volumes and ASPs and $3.5 million in gateway revenue from the large-scale North American systems deployment described above. These increases in systems revenue were partially offset by a $4.5 million decrease in reader revenue from lower shipment volumes.

Gross Profit and Gross Margin

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands, except percentages)	2019	2018	2017	Change	Change
Cost of revenue	$78,834	$64,352	$60,359	$14,482	$3,993
Gross profit	$74,002	$58,281	$64,941	$15,721	$(6,660)
Gross margin	48.4%	47.5%	51.8%	0.9%	(4.3)%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, reader modules, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on mix of endpoint IC and systems revenue, underlying product margins driven by changes in ASPs or costs, as well as from charges for excess and obsolescence.

Year ended December 31, 2019 compared with year ended December 31, 2018

Cost of revenue increased $14.5 million primarily due to increased shipment volume of both endpoint ICs and systems and to a lesser extent higher excess and obsolescence charges. Gross margin increased 0.9% primarily due to product mix with higher margin systems revenue representing a larger portion of our total revenue, as well as from leverage derived from comparable overhead costs on increased revenue, partially offset by higher excess and obsolescence charges. Inventory excess and obsolescence charges had an unfavorable net gross-margin impact of 1.7% in 2019.

Year ended December 31, 2018 compared with year ended December 31, 2017

Cost of revenue increased $4.0 million primarily due to higher overhead costs and excess and obsolescence charges. Gross margin decreased 4.3% primarily due to higher overhead costs and excess and obsolescence charges and the lower ASPs of our endpoint ICs as noted above. Inventory excess and obsolescence charges had an unfavorable net gross-margin impact of 1.2% in 2018. The gross margin decrease was partially offset by product mix with higher margin systems revenue representing a larger portion of our total revenue.

Operating Expenses

Research and Development

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Research and development	$38,880	$34,168	$32,220	$4,712	$1,948

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

Year ended December 31, 2019 compared with year ended December 31, 2018

Research and development expense increased $4.7 million, comprised primarily of increases of $2.8 million in stock-based compensation expense from PSUs and an increased number of stock options and RSUs, $778,000 in product development costs as a result of fluctuations in the timing of development activities, $554,000 in personnel expenses from a change in headcount mix and $463,000 in infrastructure costs from higher depreciation expense.

Year ended December 31, 2018 compared with year ended December 31, 2017

Research and development expense increased $1.9 million, comprised primarily of increases of $1.2 million in stock-based compensation expense from an increased number of stock options and $1.1 million in personnel expenses from a change in headcount mix, and, to a lesser extent, bonus expense we accrued in 2018 compared to non-achievement in 2017.

Sales and Marketing

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Sales and marketing	$32,642	$32,934	$31,579	$(292)	$1,355

Sales and marketing expense consists primarily of personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs, which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain approximately constant on an absolute dollar basis. We expect incentive sales compensation to fluctuate as a function of revenue.

Year ended December 31, 2019 compared with year ended December 31, 2018

Sales and marketing expense in 2019 remained comparable to 2018; we had decreases of $1.3 million in personnel expense due to lower headcount and bonus expense partially offset by higher commission expense, $354,000 in infrastructure costs and $312,000 in travel related expense. These decreases were offset by a $1.8 million increase in stock-based compensation expense from PSUs and an increased number of stock options and RSUs.

Year ended December 31, 2018 compared with year ended December 31, 2017

Sales and marketing expense increased $1.4 million, comprised primarily of increases of $1.1 million in personnel expenses from higher commissions and bonus expense we accrued in 2018 compared to non-achievement in 2017 and $1.1 million in stock-based compensation expense from an increased number of stock options, partially offset by a decrease of $566,000 in marketing and advertising costs.

General and Administrative

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
General and administrative	$24,141	$22,299	$18,161	$1,842	$4,138

General and administrative expense consists primarily of personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional service fees; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to increase due to higher accounting and compliance costs as a result of being a public company and professional service fees related to our ongoing litigation.

Year ended December 31, 2019 compared with year ended December 31, 2018

General and administrative expense increased $1.8 million, comprised primarily of an increase of $2.3 million in stock-based compensation from PSUs and an increased number of stock options and RSUs, partially offset by a $455,000 decrease in personnel expenses from lower bonus expense. Our professional service fees in 2019 remained comparable to 2018 with higher legal fees related to IP- and class-action litigation offset by no third-party investigation costs in 2019 in connection with the complaint filed by a former employee described below.

Year ended December 31, 2018 compared with year ended December 31, 2017

General and administrative expense increased $4.1 million, comprised primarily of increases of $1.5 million in personnel expenses from a change in headcount mix and bonus expense we accrued in 2018 compared to non-achievement in 2017, $1.4 million in stock-based compensation expense from an increased number of stock options and $1.4 million in third-party investigation costs incurred in 2018 in connection with a complaint filed by a former employee. The outcome of the independent investigation was the audit committee of our board of directors concluding no credible evidence supported the former employee’s claims.

Restructuring costs

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Restructuring costs	$—	$3,749	$—	$(3,749)	$3,749

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a restructuring charge of $3.7 million for the year ended December 31, 2019.

Other Income, Net

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Other income, net	$1,242	$808	$508	$434	$300

Other income, net consists of interest and accretion income earned on our cash, cash equivalents and short-term investments and remeasurement gains and losses on foreign currency.

Year ended December 31, 2019 compared with year ended December 31, 2018

Other income, net increased $434,000 primarily due to increased interest income from higher average short-term-investments in 2019 compared to 2018.

Year ended December 31, 2018 compared with year ended December 31, 2017

Other income, net increased $300,000 primarily due to increased accretion income from our short-investments in 2018 compared to 2017.

Interest Expense

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Interest expense	$1,794	$1,403	$908	$391	$495

Interest expense consists primarily of cash interest, amortization of debt issuance costs and, to a lesser extent, amortization of debt discount on our long-term debt.

Year ended December 31, 2019 compared with year ended December 31, 2018

Interest expense increased $391,000 primarily due to higher average outstanding borrowings under our senior credit facility in 2019 compared to 2018.

Year ended December 31, 2018 compared with year ended December 31, 2017

Interest expense increased $495,000 primarily due to higher average outstanding borrowings under our senior credit facility in 2018 compared to 2017.

Loss on Debt Extinguishment

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Loss on debt extinguishment	$(576)	$—	$—	$(576)	$—

In December 2019, we used $24.0 million of the net proceeds from the 2019 Notes to repay our senior credit facility in full, which was terminated pursuant to its terms. In connection with this repayment, we recorded a $576,000 loss on debt extinguishment, comprising a $470,000 prepayment penalty fees and a $106,000 write-off of unamortized debt issuance costs.

Income Tax Benefit (Expense)

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Income tax benefit (expense)	$(198)	$233	$97	$(431)	$136

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax benefit for both 2018 and 2017 was primarily due to the enactment-date effects of the Tax Cuts and Jobs Act of 2017 that included adjusting deferred tax assets and liabilities.

Non-GAAP Financial Measures

Our key non-GAAP performance measures include adjusted EBITDA and non-GAAP net income (loss), as defined below. We use adjusted EBITDA and non-GAAP net income (loss) as key measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe excluding those items provides useful information for period-to-period comparisons of our business to allow investors and others to understand and evaluate our operating results in the same manner as it does for our management and board of directors. Our presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP, and our non-GAAP measures may be different from similarly termed non-GAAP measures used by other companies.

Adjusted EBITDA

We define adjusted EBITDA differently in this report than we have in the past, due to loss on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility. We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; other income, net; interest expense; loss on debt extinguishment and income tax benefit (expense). We have excluded loss on debt extinguishment because we do not believe it reflects our core operations. The exclusion of loss on debt extinguishment does not impact adjusted EBITDA previously reported for prior periods.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Net loss	$(22,987)	$(35,231)	$(17,322)	$12,244	$(17,909)
Adjustments:
Other income, net	(1,242)	(808)	(508)	(434)	(300)
Interest expense	1,794	1,403	908	391	495
Loss on debt extinguishment	576	—	—	576	—
Income tax expense (benefit)	198	(233)	(97)	431	(136)
Depreciation	4,809	4,534	3,950	275	584
Stock-based compensation	18,486	11,317	7,428	7,169	3,889
Restructuring costs	—	3,749	—	(3,749)	3,749
Investigation costs	—	1,449	—	(1,449)	1,449
Adjusted EBITDA	$1,634	$(13,820)	$(5,641)	$15,454	$(8,179)

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) differently in this report than we have in the past due to the prepayment penalty on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility and amortization of debt discount related to the equity component of the 2019 Notes. Amortization of debt issuance costs and non-cash income tax benefit (expense) are no longer excluded from non-GAAP net income (loss). We define non-GAAP net income (loss) as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; amortization of debt discount related to the equity component of our convertible notes; and prepayment penalty on debt extinguishment. We have revised the prior period non-GAAP net income (loss) to conform to our current period presentation.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be accounted for as separate liability and equity components in a manner that reflects our non-convertible debt borrowing rate. This results in the debt component being treated as though it was issued at a discount, with the debt discount being accreted as additional non-cash interest expense over the term of the notes using the effective interest method. As a result, we believe that excluding this non-cash interest expense attributable to the debt discount in calculating our non-GAAP net income (loss) is useful because this interest expense is not indicative of our ongoing operational performance.

We incurred a prepayment penalty on debt extinguishment in connection with the December 2019 repayment of our senior credit facility, which was included in loss on debt extinguishment in our consolidated statements of operations. Because of the non-recurring nature of the prepayment fees, we believe this expense is not representative of ongoing operation costs.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Year Ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	Change	Change
Net loss	$(22,987)	$(35,231)	$(17,322)	$12,244	$(17,909)
Adjustments:
Depreciation	4,809	4,534	3,950	275	584
Stock-based compensation	18,486	11,317	7,428	7,169	3,889
Restructuring costs	—	3,749	—	(3,749)	3,749
Investigation costs	—	1,449	—	(1,449)	1,449
Amortization of debt discount	140	—	—	140	—
Prepayment penalty on debt extinguishment	470	—	—	470	—
Non-GAAP net income (loss)	$918	$(14,182)	$(5,944)	$15,100	$(8,238)

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for the last eight quarters. In the opinion of management, these data have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report and reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the data. The results of historical periods are not indicative of expectations for any future period. You should read these data together with our audited consolidated financial statements and the related notes included elsewhere in this report.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands, except percentages)
Statements of Operations Data:
Revenue	$40,821	$40,762	$38,190	$33,063	$34,618	$34,405	$28,542	$25,068
Cost of revenue	20,889	20,981	19,774	17,190	18,307	17,857	14,882	13,306
Gross profit	19,932	19,781	18,416	15,873	16,311	16,548	13,660	11,762
Gross margin	48.8%	48.5%	48.2%	48.0%	47.1%	48.1%	47.9%	46.9%
Operating expenses:
Research and development expense	11,202	10,344	8,773	8,561	8,998	8,804	8,363	8,003
Sales and marketing expense	8,063	7,842	8,188	8,549	8,188	7,864	8,023	8,859
General and administrative expense	7,488	5,503	5,455	5,695	5,318	6,695	5,061	5,225
Restructuring costs (benefits)	—	—	—	—	—	—	(178)	3,927
Total operating expenses	26,753	23,689	22,416	22,805	22,504	23,363	21,269	26,014
Loss from operations	(6,821)	(3,908)	(4,000)	(6,932)	(6,193)	(6,815)	(7,609)	(14,252)
Other income (expense), net	295	317	309	321	247	204	267	90
Interest expense	(531)	(413)	(421)	(429)	(433)	(390)	(351)	(229)
Loss on debt extinguishment	(576)	—	—	—	—	—	—	—
Loss before income taxes	(7,633)	(4,004)	(4,112)	(7,040)	(6,379)	(7,001)	(7,693)	(14,391)
Income tax benefit (expense)	(47)	(77)	(46)	(28)	392	(69)	(39)	(51)
Net loss	(7,680)	$(4,081)	$(4,158)	$(7,068)	$(5,987)	$(7,070)	$(7,732)	$(14,442)
Net loss per share — basic and diluted	$(0.35)	$(0.19)	$(0.19)	$(0.33)	$(0.28)	$(0.33)	$(0.36)	$(0.68)
Weighted-average shares:
Basic	22,173	21,961	21,709	21,544	21,477	21,403	21,333	21,125
Diluted	22,173	21,961	21,709	21,544	21,477	21,403	21,333	21,125
Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $116.5 million comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, corporate bonds and notes and money market funds. As of December 31, 2019, we had working capital of $157.3 million.

Historically, we have funded our operations primarily through cash generated from operations, the issuance of equity securities and the 2019 Notes or the borrowing of debt under our senior credit facility. In 2019, 2018 and 2017, our principal uses of cash were funding operations, debt service payments, and capital expenditures. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

2019 Notes

In December 2019, we issued the 2019 Notes in an aggregate principal amount of $86.3 million. The 2019 Notes are our senior unsecured obligations. The 2019 Notes bear interest at a fixed rate of 2.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. The 2019 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2019 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the indenture for the 2019 Notes.

The net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used the net proceeds from issuing the 2019 Notes to pay the cost of the capped call transactions and repay our senior credit facility. We intend to use the remainder of the net proceeds for general corporate purposes.

For information on our debt facilities, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Use of Funds

Our principal uses of cash are our operating expenses, inventory purchases, interest repayment and other working capital requirements.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in) operating activities	$4,708	$(11,777)	$(35,886)
Net cash provided by (used in) investing activities	(13,099)	(5,666)	21,398
Net cash provided by financing activities	57,759	15,688	137

Operating Cash Flows

For the year ended December 31, 2019, net cash provided by operating activities was $4.7 million. The cash proceeds comprised a working capital contribution of $4.1 million and a net loss adjusted for non-cash items of $584,000. The working capital contribution was primarily due to lower cash usage in inventory purchases, partially offset by lower cash collections in accounts receivable due to the timing of when amounts came due.

For the year ended December 31, 2018, net cash used in operating activities was $11.8 million. The cash usage comprised a net loss adjusted for non-cash items of $20.6 million, offset by a working capital contribution of $8.8 million. The working capital contribution was primarily due to higher cash collection in accounts receivable due to the timing of when amounts came due and lower cash usage in inventory purchases.

For the year ended December 31, 2017, net cash used in operating activities was $35.9 million. The cash usage comprised a working capital usage of $30.1 million and a net loss adjusted for non-cash items of $5.8 million. The working capital usage was primarily due to higher cash usage in inventory purchases and lower cash collections in accounts receivable due to the timing of when amounts came due.

Investing Cash Flows

For the year ended December 31, 2019, net cash used in investing activities was $13.1 million. This cash usage comprised investments purchases of $72.4 million and equipment purchases of $2.4 million, partially offset by investment maturities of $61.7 million.

For the year ended December 31, 2018, net cash used in investing activities was $5.7 million. This cash usage comprised investments purchases of $51.7 million and equipment purchases of $6.4 million, partially offset by investment maturities of $52.4 million.

For the year ended December 31, 2017, net cash provided by investing activities was $21.4 million. The cash proceeds comprised investment maturities of $77.1 million, partially offset by investments purchases of $49.1 million and equipment purchases of $6.6 million.

Financing Cash Flows

For the year ended December 31, 2019, net cash provided by financing activities was $57.8 million. The cash proceeds comprised primarily $83.5 million from issuance of the 2019 Notes, $9.1 million from exercised stock options and our employee stock purchase plan and $4.0 million in term loan borrowings, net of debt issuance costs. These proceeds were partially offset by repayments of indebtedness of $28.2 million of principal under our senior credit facility and a $10.1 million of premium we paid for the capped call transactions.

For the year ended December 31, 2018, net cash provided by financing activities was $15.7 million. The cash proceeds comprised primarily of $16.4 million in term loan borrowings, net of debt issuance costs and $2.7 million from exercised stock options and our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.5 million of principal under our senior credit facility and payments of $0.9 million for capital-lease financing obligations.

For the year ended December 31, 2017, net cash provided by financing activities was $137,000. The cash proceeds comprised primarily of $4.7 million from exercised stock options and our employee stock purchase plan. These proceeds were partially offset by payments of $600,000 for offering costs, $1.1 million for capital lease financing obligations, and indebtedness repayments of $2.8 million of principal under our senior credit facility.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$98,325	$1,725	$3,450	$3,450	$89,700
Finance lease obligations	270	269	1	—	—
Operating lease obligations
Operating lease obligations	27,405	4,755	9,440	6,482	6,728
Sublease income	(4,367)	(1,373)	(2,871)	(123)	—
Net operating lease commitments	23,038	3,382	6,569	6,359	6,728
Purchase commitments (2)	18,937	18,620	317	—	—
Total	$140,570	$23,996	$10,337	$9,809	$96,428

(1) Convertible senior notes include $12.1 million of interest payments.

(2) Purchase commitments comprise primarily non-cancelable commitments to purchase $17.3 million of inventory as of December 31, 2019, as well as non-cancelable software license agreements with vendors.

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

Revenue Recognition

We generate revenue primarily from sales of hardware products. We also generate revenue from software, extended warranties, enhanced maintenance, support services, and nonrecurring engineering development services, all of which are not material.

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled-to in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component. We recognize any variable consideration, which primarily comprises sales incentives, is recognized as a reduction of revenue at the time of revenue recognition. We estimate sales incentives based on our historical experience and current expectations at the time of revenue recognition and update them at the end of each reporting period as additional information becomes available.

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when control is transferred. Additionally, we sell standalone system software that configures, manages and controls readers and gateways and other software that performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses for a specified term, which differ mainly in the duration over which the customer benefits from the software. Consequently, we recognize revenue for standalone software at a point in time when the software is made available to the customer.

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

For nonrecurring engineering development agreements that involve significant production, modification or customization of our products, we generally recognize revenue over the performance period using the cost-input method because it best depicts the transfer of services to the customer. We receive payments under these agreements based on a billing schedule. Contract assets relate to our conditional right to consideration for our completed performance under these agreements. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities, or deferred revenue relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the contract. For the periods presented in this report, our contract assets, deferred revenue and the value of unsatisfied performance obligations for nonrecurring engineering development agreements are not material.

Payment terms typically range from 30 to 120 days. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Practical Expedients and Exemptions: We expense sales commissions when incurred because the amortization period would have been one year or less. We record these costs within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value using the average costing method, which approximates the first-in, first-out method. Inventories comprise raw materials, work-in-process and finished goods. We continuously assess the value of our inventory and write down its value for estimated excess and obsolete inventory. This evaluation includes an analysis of inventory on hand, current and forecasted demand, product development plans, and market conditions. If future demand or market conditions are less favorable than our projections, or our product development plans change from current expectations, a write-down of excess or obsolete inventory may be required, and would be reflected in cost of goods sold in the period the updated information is known.

We recorded inventory excess and obsolescence charges, which had an unfavorable net impact of 1.7% and 1.2% on our gross margin for 2019 and 2018, respectively. Inventory excess and obsolescence charges were not material for the year ended December 31, 2017.

Income Taxes

We use the asset and liability approach for accounting, which requires recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets, including historical net operating losses, and deferred tax liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, we have recorded a full valuation allowance for these assets. We evaluate the likelihood of our ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we would revise our valuation allowance accordingly.

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

Our realization of the benefits of the NOLs and credit carryforwards depends on sufficient taxable income in future years. We have established a valuation allowance against the carrying value of our deferred tax assets, as it is currently more likely than not that we will not be able to realize these deferred tax assets. In addition, using NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. Events that cause limitations in the amount of NOLs that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Code Sections 382 and 383, over a three-year period. Utilizing our NOLs and tax credit carryforwards could be significantly reduced if a cumulative ownership change of more than 50% has occurred in our past or occurs in our future.

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to 2000.

Stock-Based Compensation

We measure stock-based compensation costs for all share-based awards at fair value on the grant date and recognize compensation expense on a straight-line basis over the requisite service period, which typically vest over four years. We account for forfeitures as they occur. We determine the fair value of RSUs based on the closing price of our common stock at the date of grant. We determine the fair value of stock options at the date of grant by using the Black-Scholes option-pricing model. We also use the Black-Scholes option-pricing model to determine the fair value of each common share issued under the ESPP. We determine the fair value of the ESPP grants on the first day of each offering period.

In 2019, we began granting RSUs with performance conditions, or PSUs, replacing what has historically been our annual cash-bonus program for our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vest will depend on the extent to which we achieve specified fiscal year financial performance metrics. We record compensation expense each period on a straight-line basis based on our estimate of the most probable number of PSUs that will vest and recognize that expense over the requisite service period.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, please refer to Note 2 in our consolidated financial statements included elsewhere in this report.

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

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on certain exemptions provided for in the JOBS Act we may not be required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance, and comparisons of the CEO’s compensation to median employee compensation. These exemptions apply for a period of five years following the completion of our 2016 initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Some of these risks are related to fluctuations in interest rates.

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

We had cash, cash equivalents and short-term investments of $116.5 million and $56.1 million as of December 31, 2019 and 2018, respectively. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Our convertible notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 2, 2020

We have served as the Company’s auditor since 2003.

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$66,898	$17,530
Short-term investments	49,597	38,543
Accounts receivable, net of allowances of $1,281 and $551 at December 31, 2019 and 2018, respectively	23,735	18,462
Inventory	34,153	44,725
Prepaid expenses and other current assets	2,386	1,954
Total current assets	176,769	121,214
Property and equipment, net	17,442	19,778
Operating lease right-of-use assets	16,501	—
Other non-current assets	453	196
Goodwill	3,881	3,881
Total assets	$215,046	$145,069
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,600	$4,643
Accrued compensation and employee related benefits	5,859	7,409
Accrued liabilities	3,755	2,887
Current portion of operating lease liabilities	3,380	—
Current portion of restructuring liabilities	94	582
Current portion of long-term debt	—	5,930
Current portion of finance lease liabilities	258	523
Current portion of deferred rent	—	402
Current portion of deferred revenue	551	649
Total current liabilities	19,497	23,025
Long-term debt, net of current portion	50,876	17,633
Operating lease liabilities, net of current portion	18,907	—
Finance lease liabilities, net of current portion	1	258
Long-term liabilities — other	313	304
Long-term restructuring liabilities	—	487
Deferred rent, net of current portion	—	5,294
Deferred revenue, net of current portion	213	185
Total liabilities	89,807	47,186
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 22,217 and 21,492 shares issued and outstanding at December 31, 2019 and 2018, respectively	22	21
Additional paid-in capital	387,926	337,627
Accumulated other comprehensive income (loss)	34	(9)
Accumulated deficit	(262,743)	(239,756)
Total stockholders' equity	125,239	97,883
Total liabilities and stockholders' equity	$215,046	$145,069

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$152,836	$122,633	$125,300
Cost of revenue	78,834	64,352	60,359
Gross profit	74,002	58,281	64,941
Operating expenses:
Research and development	38,880	34,168	32,220
Sales and marketing	32,642	32,934	31,579
General and administrative	24,141	22,299	18,161
Restructuring costs	—	3,749	—
Total operating expenses	95,663	93,150	81,960
Loss from operations	(21,661)	(34,869)	(17,019)
Other income, net	1,242	808	508
Interest expense	(1,794)	(1,403)	(908)
Loss on debt extinguishment	(576)	—	—
Loss before income taxes	(22,789)	(35,464)	(17,419)
Income tax benefit (expense)	(198)	233	97
Net loss	$(22,987)	$(35,231)	$(17,322)
Net loss per share — basic and diluted	$(1.05)	$(1.65)	$(0.84)
Weighted-average shares outstanding — basic and diluted	21,847	21,334	20,680

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(22,987)	$(35,231)	$(17,322)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	43	27	(26)
Total other comprehensive income (loss)	43	27	(26)
Comprehensive loss	$(22,944)	$(35,204)	$(17,348)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2016	20,336	$20	$311,216	$(187,203)	$(10)	$124,023
Issuance of common stock	637	1	4,838	—	—	4,839
Stock-based compensation	—	—	7,428	—	—	7,428
Net loss	—	—	—	(17,322)	—	(17,322)
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance at December 31, 2017	20,973	21	323,482	(204,525)	(36)	118,942
Issuance of common stock	519	—	2,828	—	—	2,828
Stock-based compensation	—	—	11,317	—	—	11,317
Net loss	—	—	—	(35,231)	—	(35,231)
Other comprehensive income	—	—	—	—	27	27
Balance at December 31, 2018	21,492	21	337,627	(239,756)	(9)	97,883
Issuance of common stock	725	1	9,196	—	—	9,197
Stock-based compensation	—	—	18,486	—	—	18,486
Net loss	—	—	—	(22,987)	—	(22,987)
Other comprehensive income	—	—	—	—	43	43
Equity component of issuance of 2019 Notes, net of issuance costs of $1,089 (Note 7)	—	—	32,743		—	32,743
Premiums paid for Capped Call Transactions (Note 7)	—	—	(10,126)	—	—	(10,126)
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(22,987)	$(35,231)	$(17,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,809	4,534	3,950
Stock-based compensation	18,486	11,317	7,428
Non-cash restructuring benefit	—	(454)	—
Accretion of discount or amortization of premium on short-term investments	(506)	(419)	70
Amortization of debt issuance costs and debt discount	206	75	95
Loss on debt extinguishment	576	—	—
Deferred income taxes	—	(395)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,273)	3,782	(4,822)
Inventory	10,572	2,358	(19,349)
Prepaid expenses and other assets	(524)	473	439
Deferred revenue	(70)	(381)	(196)
Deferred rent	—	(260)	1,191
Accounts payable	1,046	326	(2,836)
Accrued compensation and employee related benefits	(1,486)	1,819	(1,735)
Operating lease right-of-use assets	2,153	—	—
Operating lease liabilities	(3,038)	—	—
Accrued liabilities and other liabilities	744	(390)	(2,799)
Restructuring liabilities	—	1,069	—
Net cash provided by (used in) operating activities	4,708	(11,777)	(35,886)
Investing activities:
Purchases of investments	(72,413)	(51,651)	(49,125)
Proceeds from maturities of investments	61,743	52,352	77,075
Purchases of property and equipment	(2,429)	(6,367)	(6,552)
Net cash provided by (used in) investing activities	(13,099)	(5,666)	21,398
Financing activities:
Proceeds from issuance of 2019 Notes, net of issuance costs	83,475	—	—
Premiums paid for Capped Call Transactions	(10,126)	—	—
Principal payments on finance lease obligations	(522)	(900)	(1,147)
Payments on term and equipment loans	(28,192)	(2,451)	(2,772)
Proceeds from term loans, net of debt issuance costs	3,991	16,350	—
Proceeds from exercise of stock options and employee stock purchase plan	9,133	2,689	4,656
Payments of deferred offering costs	—	—	(600)
Net cash provided by financing activities	57,759	15,688	137
Net increase (decrease) in cash and cash equivalents	49,368	(1,755)	(14,351)
Cash and cash equivalents
Beginning of period	17,530	19,285	33,636
End of period	$66,898	$17,530	$19,285

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,612	$1,179	$814
Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment not yet paid	557	513	579
Disposal of fully depreciated property and equipment	1,432	3,105	592

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj enables wireless connectivity for everyday items, delivering each item’s unique identity, location and authenticity to business and consumer applications. Impinj’s platform spans endpoints, connectivity and software and provides wireless item connectivity and information delivery. Impinj derives revenue from selling endpoint ICs, reader ICs, reader modules, readers, gateways and software as well as from development, service and license agreements. Our integrated platform connects billions of everyday items to applications, delivering real-time information to businesses about items they create, manage, transport and sell.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales incentives, estimated costs to complete development contracts, deferred revenue, inventory excess and obsolescence, income taxes, the determination of the fair value of stock awards and compensation and employee related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, to limit our investments exposure. We extend credit to customers based upon our evaluation of the customer’s financial condition and generally collateral is not required. The following table presents total revenue and accounts receivable concentration for the periods presented or as of the dates presented:

	Year Ended December 31,
	2019	2018	2017
Revenue:
Avery Dennison	19%	22%	18%
North American Systems customer	14	*	*
Smartrac	12	17	14
Arizon	*	10	13
Blue Star	*	*	10
	45%	49%	55%
* Less than 10%

	As of December 31,
	2019	2018
Accounts Receivable:
Blue Star	18%	13%
Avery Dennison	15	14
Smartrac	13	21
Arizon	*	10
	46%	58%
* Less than 10%

Concentration of Supplier Risk

We outsource the manufacturing and production of our hardware products to a small number of suppliers. Although there are a limited number of manufacturers for hardware products, we believe that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect our operating results.

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

Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. Because we use the investments to support current operations, the contractual maturities of our available-for-sale securities are due in one year or less and are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The gross unrealized gains or losses on short-term investments as of December 31, 2019 and 2018 were not material. We did not identify any investments as other-than-temporarily impaired as of December 31, 2019 or 2018.

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

Investments — Our investments comprise fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper and treasury bills. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Long-term debt — The fair values of our senior credit facility included in long-term debt in our consolidated balance sheets approximated carrying value based on the borrowing rates currently available to us for loans with similar terms using Level 2 inputs as of December 31, 2018. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due in 2026.

Accounts Receivable and Allowances

Accounts receivable comprises amounts billed currently due from customers, net of an allowance for doubtful accounts, an allowance for sales returns and price exceptions.

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

The allowance for sales returns and price exceptions is our best estimate based on our historical experience and currently available evidence. We record changes in our estimate to the allowance for sales returns and price exceptions through revenue and relieve the allowance when product returns are received for sales returns and when claims are processed for price exceptions. In 2017, we reserved for $3.2 million related to a product exchange that we completed in the first quarter of 2018. The following table summarizes our allowance for sales returns (in thousands):

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return and Price Exceptions	Balance at End of Year
Allowance for sales returns and price exceptions:
During year ended December 31, 2019	$373	$2,939	$(2,240)	$1,072
During year ended December 31, 2018	3,495	1,426	(4,548)	373
During year ended December 31, 2017	177	4,166	(848)	3,495

Inventory

Inventories are stated at the lower of cost or estimated net realizable value using the average costing method, which approximates the first-in, first-out method. Inventories comprise raw materials, work-in-process and finished goods. We continuously assess the value of our inventory and write down its value for estimated excess and obsolete inventory. This evaluation includes an analysis of inventory on hand, current and forecasted demand, product development plans, and market conditions. If future demand or market conditions are less favorable than our projections, or our product development plans change from current expectations, a write-down of excess or obsolete inventory may be required, and would be reflected in cost of goods sold in the period the updated information is known.

We recorded inventory excess and obsolescence charges, which had an unfavorable net impact of 1.7% and 1.2% on our gross margin for 2019 and 2018, respectively. Inventory excess and obsolescence charges were not material for the year ended December 31, 2017.

Property and Equipment

We record property and equipment at cost and depreciate it using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Category	Useful Life
Laboratory equipment	3 to 10 years
Computer equipment and software	2 to 5 years
Furniture and fixtures	3 to 7 years
Equipment acquired under finance leases	3 to 7 years
Leasehold improvements	Shorter of remaining lease term or expected useful life

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

Revenue Recognition

We generate revenue primarily from sales of hardware products. We also generate revenue from software, extended warranties, enhanced maintenance, support services, and nonrecurring engineering development services, all of which are not material.

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled-to in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component. We record any variable consideration, which primarily comprises sales incentives, as a reduction of revenue at the time of initial revenue recognition. We estimate sales incentives based on our historical experience and current expectations at the time of revenue recognition and update them at the end of each reporting period as additional information becomes available.

Our reader and gateway products are highly dependent on, and interrelated with, embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when control is transferred. Additionally, we sell standalone system software that configures, manages and controls readers and gateways and other software that performs other functions. This standalone software is not integrated directly in the functionality of the reader or gateway. Our software licenses, both for embedded and standalone software, provide the customer with a right to use the software as it exists when we make it available to the customer. Based on the software product, customers purchase either perpetual licenses or subscribe to licenses for a specified term, which differ mainly in the duration over which the customer benefits from the software. Consequently, we recognize revenue for standalone software at a point in time when the software is made available to the customer.

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

For nonrecurring engineering development agreements that involve significant production, modification or customization of our products, we generally recognize revenue over the performance period using the cost-input method because it best depicts the transfer of services to the customer. We receive payments under these agreements based on a billing schedule. Contract assets relate to our conditional right to consideration for our completed performance under these agreements. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities, or deferred revenue, relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the contract. For the periods presented in this report, our contract assets, deferred revenue and the value of unsatisfied performance obligations for nonrecurring engineering development agreements are not material.

Payment terms typically range from 30 to 120 days. We present revenue net of sales tax in our consolidated statements of operations. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Practical Expedients and Exemptions: We expense sales commissions when incurred because the amortization period is expected to be one year or less. We record these costs within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. We record a liability for the estimated cost of product warranties based on historical claims, product failure rates and other factors when the related revenue is recognized. We review these estimates periodically and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2019 and 2018 were not material.

Leases

We determine whether an arrangement is or contains a lease at inception. Right-of-use, or ROU, assets represent our right to use an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of future lease payments over the lease term. We use an incremental borrowing rate in determining the present value of future lease payments as our operating leases do not provide an implicit rate. Our incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants. Finance lease ROU assets are included in property and equipment, net in our consolidated balance sheets.

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, Thailand and Malaysia, with expiration dates from 2020 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that are factored into the classification and measurement of the lease when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component.

Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Research and Development Costs

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

Income Taxes

We use the asset and liability approach for accounting, which requires recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets, including historical net operating losses, and deferred tax liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, we have recorded a full valuation allowance for these assets. We evaluate the likelihood of our ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we would revise our valuation allowance accordingly.

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

Our realization of the benefits of the NOLs and credit carryforwards depends on sufficient taxable income in future years. We have established a valuation allowance against the carrying value of our deferred tax assets, as it is currently more likely than not that we will not be able to realize these deferred tax assets. In addition, using NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. Events that cause limitations in the amount of NOLs that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Code Sections 382 and 383, over a three-year period. Utilizing our NOLs and tax credit carryforwards could be significantly reduced if a cumulative ownership change of more than 50% has occurred in our past or occurs in our future.

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to 2000.

Stock-Based Compensation

We have equity incentive plans that are more fully described in “Note 9 Stock-Based Awards”.

We measure stock-based compensation costs for all share-based awards at fair value on the grant date and recognize compensation expense on a straight-line basis over the requisite service period, which typically vest over four years. We account for forfeitures as they occur. We determine the fair value of RSUs based on the closing price of our common stock at the date of grant. We determine the fair value of stock options at the date of grant by using the Black-Scholes option-pricing model. We also use the Black-Scholes option-pricing model to determine the fair value of each common share issued under the ESPP. We determine the fair value of the ESPP grants on the first day of each offering period.

In 2019, we began granting RSUs with performance conditions, or PSUs, replacing what has historically been our annual cash-bonus program for our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vest will depend on the extent to which we achieve specified fiscal year financial performance metrics. We record compensation expense each period on a straight-line basis based on our estimate of the most probable number of PSUs that will vest and recognize that expense over the requisite service period.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. We have outstanding stock options, restricted stock units and ESPPs and unvested common stock subject to repurchase which we include in the calculation of diluted net loss per share if their effect would be dilutive. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

We use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net loss per share, if applicable since we expect to settle the principal amount of the outstanding 2019 Notes in cash. For more information about the 2019 Notes, please refer to Note 7 to our consolidated financial statements.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB, issued guidance on leases. This standard requires recognizing a right-of-use asset and lease liability on the balance sheet for all leases. It also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the effective-date modified retrospective transition method and elected the available practical expedients permitted under the transition method, allowing us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Upon adopting this standard, we recorded net operating lease ROU assets and lease liabilities of $18.7 million and $25.3 million, respectively, as of January 1, 2019. Net restructuring liabilities of $1.0 million related to cease-use costs and net deferred rent of $5.6 million were netted against the operating lease ROU assets upon adoption of this guidance. Our accounting for finance leases remained substantially unchanged. Our consolidated financial statements for the year ended and as of December 31, 2019 are presented under the new standard, while comparative prior periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of this guidance did not impact our results of operations.

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

In December 2019, the FASB issued guidance to improve areas of GAAP by removing certain exceptions permitted by Topic 740 - Income Taxes and clarifying existing guidance to facilitate consistent application. Early adoption of the new standard is permitted. We early adopted this guidance prospectively on January 1, 2019. Since we have incurred net losses since our inception and maintained a full valuation allowance on our net deferred tax assets, the adoption did not have a material impact on our financial positions, results of operations and cash flows, or financial statement disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued guidance on measuring credit losses on financial instruments. This guidance requires measuring and recognizing expected credit losses for financial assets held at amortized cost. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We will adopt this guidance on January 1, 2020. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we continue to assess all potential impacts of this new standard, we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$45,663	$—	$45,663	$11,896	$—	$11,896
Total cash equivalents	45,663	—	45,663	11,896	—	11,896
Short-term investments:
U.S. government agency securities	—	32,323	32,323	—	7,482	7,482
Corporate notes and bonds	—	13,305	13,305	—	3,736	3,736
Commercial paper	—	3,969	3,969	—	9,943	9,943
Treasury bills	—	—	—	—	17,382	17,382
Total short-term investments	—	49,597	49,597	—	38,543	38,543
Total	$45,663	$49,597	$95,260	$11,896	$38,543	$50,439

We did not have any Level 3 assets as of December 31, 2019 or 2018. There were no liabilities measured at fair value as of December 31, 2019 or 2018. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due in 2026.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$5,579	$3,858
Work-in-process	7,485	13,671
Finished goods	21,089	27,196
Total inventory	$34,153	$44,725

Note 5. Property and Equipment

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31, 2019	December 31, 2018
Laboratory equipment	$15,326	$14,505
Computer equipment and software	4,927	4,626
Furniture and fixtures	1,138	1,138
Equipment acquired under finance leases	3,461	3,972
Leasehold improvements	10,554	10,551
Total property and equipment, gross	35,406	34,792
Less: Accumulated depreciation	(17,964)	(15,014)
Total property and equipment, net	$17,442	$19,778

Depreciation expense, which includes amortization of finance lease ROU assets, was $4.8 million, $4.5 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net book value of property and equipment acquired under finance leases was $0.7 million and $1.1 million at December 31, 2019 and 2018, respectively.

Note 6. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents U.S. and foreign components of income (loss) before incomes taxes:

	Year Ended December 31,
	2019	2018	2017
U.S.	$(23,291)	$(35,933)	$(17,761)
Foreign	502	469	342
Loss before income taxes	$(22,789)	$(35,464)	$(17,419)

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(36)	(23)	(8)
Foreign	(150)	(140)	(126)
	(186)	(163)	(134)
Deferred:
U.S. - Federal	(11)	404	241
U.S. - State	(1)	(8)	(10)
Foreign	—	—	—
	(12)	396	231
Total income tax benefit (expense)	$(198)	$233	$97

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2019 as we intend to permanently reinvest future such earnings outside the United States. The amount of the unrecognized deferred tax liability, if incurred, is expected to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2019	2018	2017
U.S. Statutory Rate	21.0%	21.0%	34.0%
Change in valuation allowance	(22.9)	(20.6)	56.4
State taxes (net of federal benefit)	(0.4)	0.5	1.9
Federal research and development credit	5.9	4.1	7.1
Incentive stock options	(1.9)	(2.9)	12.5
Unrecognized tax benefits	(1.2)	(1.0)	(3.5)
Impact of Tax Cuts and Jobs Act of 2017	—	—	(113.5)
Return to provision - deductible transaction costs	—	—	5.6
Other, net	(1.4)	(0.4)	0.1
Effective income tax rate	(0.9%)	0.7%	0.6%

We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S. but recognize deferred income tax expense in the U.S. based solely on the amortization of goodwill. Our net deferred tax liability attributable to the amortization of goodwill for tax purposes decreased during the year due to the creation of indefinite net operating loss carryforwards in the current year, which can be partially realized as a result of the deferred tax liability associated with the tax amortization of goodwill.

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31, 2019	December 31, 2018
Net operating loss carryforwards	$38,391	$34,279
Credit carryforwards	9,083	8,071
Capitalized research and development	2,235	2,969
Deferred rent	—	1,021
Operating lease liabilities	4,830	—
Allowances	1,694	1,309
Deferred compensation	176	230
Deferred revenue	46	40
Stock-based compensation	2,846	1,340
Other	156	108
Deferred tax assets	59,457	49,367
Less: Valuation allowance	(46,602)	(48,481)
Net deferred tax assets	12,855	886
Deferred tax liability:
Goodwill	(645)	(590)
Depreciation and amortization	(1,716)	(433)
Operating lease ROU assets	(3,576)	—
2019 Notes	(7,066)	—
Deferred tax liabilities	(13,003)	(1,023)
Net deferred tax liability	$(148)	$(137)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2019 and 2018 because, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

We have accumulated federal tax losses of approximately $179.1 million and $159.5 million, respectively, as of December 31, 2019 and 2018, which are available to reduce future taxable income. The Tax Cuts and Jobs Act , or TCJA, enacted on December 22, 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $50.4 million with an indefinite life as of December 31, 2019. We have accumulated state tax losses of approximately $23.8 million and $23.8 million, respectively, as of December 31, 2019 and 2018. Additionally, we have net research and development credit carryforwards of $12.0 million and $10.6 million, respectively, as of December 31, 2019 and 2018, which are available to reduce future tax liabilities. The pre-2018 federal tax losses and research and development credit carryforwards begin expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited.

We are currently not under audit in any tax jurisdiction. Tax years from 2000 through 2019 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that positions might be challenged by taxing authorities despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$3,159	$2,906	$2,597
Gross increase to tax positions in prior periods	—	—	2
Gross increase to tax positions in current periods	269	253	307
Balance at end of period	$3,428	$3,159	$2,906

At December 31, 2019, the total amount of unrecognized tax benefits of $3.4 million is recorded as a reduction to the deferred tax asset. If recognized, it would have no impact to our effective tax rate as we have a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 7. Long-term debt

Convertible Senior Notes

In December 2019, we issued convertible senior notes due 2026, or the 2019 Notes, in an aggregate principal amount of $86.3 million. The 2019 Notes are our senior unsecured obligations and are governed by the indenture for the 2019 Notes. The 2019 Notes bear interest at a fixed rate of 2.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. Upon conversion, the 2019 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2019 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the indenture.

The net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used the net proceeds from issuing the 2019 Notes to pay the cost of the capped call transactions and repay our senior credit facility, both of which are described further below.

The 2019 Notes are convertible at an initial conversion rate of 28.9415 shares of our common stock per $1,000 principal amount of the 2019 Notes, which is equal to an initial conversion price of approximately $34.55 per share of our common stock, subject to adjustment under certain circumstances in accordance with the indenture. Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2019 Notes may convert all or a portion of their 2019 Notes under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2019 Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	prior to the close of business on the second scheduled trading day immediately preceding the redemption date if we call the 2019 Notes for redemption; or
•	upon the occurrence of specified corporate events, as described in the Indenture.

On or after September 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2019 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

We may redeem the 2019 Notes for cash, at our option, on or after December 20, 2023, if the last reported sale price of our common stock has been at least 130% of the conversion price at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the 2019 Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

Holders of the 2019 Notes who convert their 2019 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the indenture), holders of the 2019 Notes may require us to repurchase all or a portion of their 2019 Notes at a repurchase price equal to 100% of the principal amount of the 2019 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

Certain convertible debt instruments that may be settled in cash on conversion are required to be separated into a liability and an equity component. The total proceeds are first allocated to the liability component based on the fair value of a similar debt instrument without the conversion option. The total proceeds that remain are allocated to the equity component and recognized in additional paid-in capital.

Accordingly, we separated the 2019 Notes into a liability and an equity component. We determined the fair value of the liability component to be $52.5 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument based on the expected term. The borrowing rate was determined to be 9.90% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to us. The excess of the principal amount of the 2019 Notes over the initial carrying amount of the liability component was recognized as a debt discount of $33.8 million and is being amortized to interest expense over the expected term of the 2019 Notes using the effective interest rate method. The equity component of $33.8 million, calculated as the difference between the total proceeds of $86.3 million and the initial carrying amount of the liability component, was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2019, the 2019 Notes were not yet convertible and the “if-converted value” did not exceed the remaining principal amount of the 2019 Notes.

Total issuance costs of $2.8 million related to the 2019 Notes were allocated between liability and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component of $1.7 million are being amortized to interest expense over the respective term of the 2019 Notes using the effective interest rate method. The issuance costs attributable to the equity component of $1.1 million were netted against the respective equity component in additional paid-in capital.

The effective interest rate on the liability component of the 2019 Notes for the year ended December 31, 2019 is 10.21%. Accrued interest related to the 2019 Notes as of December 31, 2019 was not material. Accrued interest is recorded in accrued liabilities in our consolidated balance sheet. Interest expense related to the 2019 Notes for the year ended December 31, 2019 was not material.

The estimated fair value of the 2019 Notes was $87.0 million as of December 31, 2019, which was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

December 31, 2019
Outstanding principal amount	86,250
Unamortized debt discount and debt issuance costs	(35,374)
Carrying value	50,876

In connection with the issuance of the 2019 Notes, we entered into privately negotiated capped call transactions with certain financial counterparties. The capped call transactions are generally designed to reduce potential dilution to our common stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped call transactions, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of our common stock exceeds the cap price. The cap price of the capped call transactions is initially $54.20 per share, which represents a premium of 100% over the last reported sale price of our common stock of $27.10 per share on December 11, 2019, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

The capped call transactions meet the criteria for classification in equity, are not accounted for as derivatives, and are not remeasured each reporting period. We paid $10.1 million for the capped call transactions, which is included as a reduction to additional paid-in-capital within shareholders’ equity.

Senior Credit Facility

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

On December 16, 2019, we used $24.0 million of the net proceeds from the 2019 Notes to repay in full our senior credit facility, which was terminated pursuant to its terms. In connection with this repayment, we recorded $576,000 of loss on debt extinguishment, comprised of $470,000 prepayment penalty and $106,000 write-off of unamortized debt issuance costs. We also paid accrued interest on our senior credit facility, which was not material.

Note 8. Stockholders’ Equity

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law or by our certificate of incorporation. There was no preferred stock issued and outstanding as of December 31, 2019 or 2018.

Common Stock

As of December 31, 2019, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

The following shares of common stock have been reserved for future issuance as of the date presented (in thousands):

December 31, 2019
Option awards outstanding	3,262
Restricted stock units outstanding	761
Common stock reserved under equity incentive plans	1,246
Common stock reserved under employee stock purchase plan	490
Total	5,759

Note 9. Stock-Based Awards

2016 Equity Incentive Plan

In June 2016, our board of directors adopted and our stockholders approved the 2016 Equity Incentive Plan, or the 2016 Plan, which became effective in July 2016 at which time the 2010 Equity Incentive Plan, or the 2010 Plan, was terminated. Our 2000 Stock Plan was terminated in March 2010. The number of shares of common stock reserved for issuance under the 2016 Plan may increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by the lower of (1) 1,825,000 shares; (2) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; and (3) a lesser number of shares determined by our board of directors. The 2016 Plan provides for the grant of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares or performance units to employees, non-employee directors, and consultants.

All options granted under the 2000 Stock Plan, the 2010 Plan and the 2016 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. We generally grant stock options with exercise prices that equal the fair value of the common stock on the date of grant. As allowed under the 2016 Plan, there are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets. We utilize newly issued shares to satisfy option exercises.

Stock Options

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

The following table summarizes option award activity for the year ended December 31, 2019 (in thousands, except per share data and years):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2018	3,603	$17.67	8.43	$7,898
Granted	571	31.09
Exercised	(508)	12.35
Forfeited or expired	(404)	18.87
Outstanding at December 31, 2019	3,262	20.70	7.98	22,033
Vested and exercisable at December 31, 2019	1,416	$16.39	7.00	$14,345

We estimate the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.4% – 2.6%	2.3% – 3.1%	1.8% – 2.2%
Expected dividends yield	None	None	None
Expected volatility	60.8% - 64.3%	57.7% - 66.1%	52.2% – 59.1%
Weighted-average expected term	6.08	6.04	6.08
Weighted-average fair value of options granted	$18.31	$11.85	$19.15

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

To determine the expected term, we generally apply and have historically applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the options as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $10.0 million, $4.3 million and $14.9 million, respectively. The total grant date fair value of options vested was $14.8 million, $6.0 million and $3.1 million during 2019, 2018 and 2017, respectively.

As of December 31, 2019, our total unrecognized stock-based compensation cost related to unvested stock options was $26.2 million, which we will recognize over the weighted-average remaining requisite service period of 2.6 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units, RSUs, including RSUs with performance conditions, or PSUs, for the year ended December 31, 2019 (in thousands, except per share data):

	Number of Shares		Weighted-Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding at December 31, 2018	32	—	$20.21	$—
Granted	533	267	33.60	17.84
Vested	(44)	—	21.52	—
Forfeited	(12)	(15)	34.58	17.03
Outstanding at December 31, 2019	509	252	$33.77	$17.88

PSUs granted during the year ended December 31, 2019 were primarily related to a PSU bonus program that replaces what has historically been our annual cash-bonus program for our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vest depend on attainment of a financial metric for the fiscal year and continued employment through the vest date. Based upon attainment of the financial metric we expect approximately 239,000 shares to vest in the first quarter of 2020.

We record compensation expense for each period based on our estimate of the most probable number of PSUs that will vest, and we recognize the expense over the related service period. The stock-based compensation expense we recognized for the PSUs was $3.4 million for the year ended December 31, 2019

The total fair value of RSUs vested was $1.5 million during both 2019 and 2018 and not material during 2017.

The fair value of the outstanding restricted stock units will be recorded as stock-based compensation expense over the vesting period. As of December 31, 2019, there was $15.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 3.4 years. As of December 31, 2019, there was $0.9 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized in less than one year.

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

As of December 31, 2019, the total unrecognized stock-based compensation related to the ESPP was $0.2 million and will be recognized on a straight-line basis over the weighted-average remaining service period of less than one year.

We estimate the fair value of the ESPP granted at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.9% – 2.5%	2.4%	0.7% – 1.1%
Expected term	0.5 years	0.3 years	0.5 years
Expected volatility	66.5% – 72.3%	75.9%	66.5% – 71.2%

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$772	$469	$231
Research and development expense	6,427	3,663	2,431
Sales and marketing expense	6,003	4,166	3,113
General and administrative expense	5,284	3,019	1,653
Total stock-based compensation expense	$18,486	$11,317	$7,428

Note 10. Leases

The following table presents the components of lease expense in our consolidated statements of operations for the periods presented (in thousands):

Year Ended
December 31, 2019
Operating lease costs(a)
Single lease costs	$4,170
Variable lease costs	1,623

Sublease income(b)	(1,796)
Total operating lease costs	$3,997

Finance lease costs:
Amortization of right-of-use assets	433
Interest on lease liabilities	51
Total finance lease costs	484

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to be the primary obligor for the lease.

The following table presents supplemental cash flow information related to leases for the periods presented (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$4,617
Operating cash flows used in finance leases	51
Financing cash flows used in finance leases	522

The following table presents weighted-average remaining lease term and weighted-average discount rate related to leases as of:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.1
Finance leases	0.7
Weighted-average discount rate
Operating leases	6.8%
Finance leases	10.1%

The following table presents future lease payments under operating and finance leases as of December 31, 2019 (in thousands):

	Operating Leases			Finance Leases
	Lease Payments	Sublease Income	Net	Lease Payments
2020	$4,755	$(1,373)	$3,382	$269
2021	4,790	(1,414)	3,376	1
2022	4,650	(1,457)	3,193	—
2023	3,263	(123)	3,140	—
2024	3,219	—	3,219	—
Thereafter	6,728	—	6,728	—
Total lease payments	$27,405	$(4,367)	$23,038	$270
Less: Imputed interest	(5,118)			(11)
Present value of lease liabilities	22,287			259
Less: Current portion of lease liabilities	(3,380)			(258)
Lease liabilities, net of current portion	$18,907			$1

The following table presents future minimum lease payments under operating and capital leases in accordance with Topic 840 as of December 31, 2018 (in thousands):

	Operating Leases	Capital Leases
2019	$3,573	$575
2020	3,340	270
2021	3,305	—
2022	3,193	—
2023	3,140	—
Thereafter	9,947	—
Total minimum lease payments	$26,498	$845
Less: Imputed interest		(64)
Present value of capital lease obligations		781
Less: Current portion of capital lease obligations		(523)
Capital lease obligations net of current portion		$258

Note 11. Commitments and Contingencies

Indemnifications

In the normal course of business, we may enter into agreements that require us to indemnify either customers or suppliers for specific risks. While we cannot estimate our maximum exposure under these indemnification provisions, to date they have not had a material impact on our consolidated results of operations or financial condition.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2019. and 2018, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On March 19, 2019, we filed a motion to dismiss the consolidated amended complaint, and on October 4, 2019, the court entered an order granting in part and denying in part the motion. The court dismissed the Section 10(b) claim against our President and chief operating officer, dismissed product capability-related allegations against our former chief financial officer, and dismissed allegations that defendants made false or misleading statements concerning increasing demand prior to the first quarter of 2017. The court denied the motion as to all other claims and defendants. A trial date has been set for February 1, 2021.

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

On October 4, 2019, NXP USA, Inc. and NXP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringed and continue to infringe numerous U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. As of the date of this report, there is no court date set.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $17.3 million of inventory as of December 31, 2019.

Note 12. Restructuring

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

The following table summarizes the activity associated with the restructuring (in thousands):

	Employee Termination Benefits	Cease-Use Costs	Total
Balance at December 31, 2018	$94	$975	$1,069
Effect of the new lease standard adoption(1)	—	(975)	(975)
Balance at December 31, 2019	$94	$—	$94
(1) Upon adoption of the new lease standard on January 1, 2019, restructuring liabilities related to cease-use costs were netted against the operating lease right-of-use assets.

Note 13. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on nonrecurring engineering services contracts, represents contracted revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$834	$1,215
Deferral of revenue	718	587
Recognition of deferred revenue	(788)	(968)
Balance at end of period	$764	$834

During 2019, we recognized as revenue a total of $0.6 million related to amounts that were recorded in deferred revenue as of December 31, 2018. During 2018, we recognized as revenue a total of $0.9 million related to amounts that were recorded in deferred revenue as of December 31, 2017.

Note 14. Segment Reporting

We have one reportable and operating segment: the development and sale of our products and services. Our reportable segment has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

Our chief executive officer reviews information about revenue categories, including endpoint ICs and systems. We define systems as reader ICs, reader modules, readers, gateways and software The following table presents our revenue categories for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Endpoint ICs	$97,657	$84,974	$91,699
Systems	55,179	37,659	33,601
Total revenue	$152,836	$122,633	$125,300

Our assets are primarily located in the United States and not allocated to any specific geographic region. Therefore, geographic information is presented only for total revenue. Substantially all our long-lived assets are located in the United States.

Revenue presented in the following table is based on the location of the value-added resellers, inlay manufacturers, reader OEMs, distributors or end users who purchased products and services directly from us. For sales to our resellers and distributors, their location may be different from the locations of the ultimate end users. The following table presents our sales by geography for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Americas	$53,260	$30,636	$29,656
Asia Pacific	89,012	79,290	80,531
Europe, Middle East and Africa	10,564	12,707	15,113
Total revenue	$152,836	$122,633	$125,300

Total revenue in the United States, included in Americas, was $50.2 million, $29.5 million and $28.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total revenue in China (including Hong Kong), included in Asia Pacific, was $70.8 million, $64.3 million and $68.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. No sales to countries other than the United States and China accounted for more than 10% of revenue for the years ended December 31, 2019, 2018 and 2017.

Note 15. Net Loss per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, expect per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(22,987)	$(35,231)	$(17,322)
Denominator:
Weighted-average shares outstanding — basic and diluted	21,847	21,334	20,680
Net loss per share — basic and diluted	$(1.05)	$(1.65)	$(0.84)

The following outstanding options and restricted stock units and unvested shares excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options and restricted stock units	3,908	3,284	2,911
Unvested shares of common stock subject to repurchase	3	20	48

Since we expect to settle the principal amount of the outstanding 2019 Notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2019 Notes, the conversion spread for the notes has a dilutive impact on diluted net income per share when the average market price of our common stock during each reporting period exceeds $34.55 per share. There was no conversion spread for the 2019 Notes during 2019.

Note 16. Retirement Plans

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission for emerging growth companies that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	10-Q	9/2/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	7/11/2016	3.2

4.1	Description of the registrant’s Common Stock

4.2	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1
4.3	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

4.4	Indenture, dated as of December 16, 2019, between Impinj, Inc., and U.S. Bank National Association, as trustee.	8-K	12/16/2019	4.1
4.5	Form of 2.00% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	12/16/2019	4.1
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Executive Employment Agreement, dated April 1, 2014, between the registrant and Eric Brodersen	S-1	6/2/2016	10.14

10.13+	First Amendment to Brodersen Employment Agreement, dated February 9, 2015, between the registrant and Eric Brodersen	S-1	6/2/2016	10.15

10.14+	Offer Letter, dated January 6, 2020, between the registrant and Cary Baker

10.15	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.15A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.15B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.15C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.16	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.17†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	S-1	6/2/2016	10.24

10.18†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	S-1	6/2/2016	10.25

10.19†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	S-1	6/2/2016	10.26

10.20†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.27

10.21†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	S-1	6/2/2016	10.28

10.22†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.29

10.23†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	S-1	6/2/2016	10.30

10.24+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.25	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.26+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett	10-K	2/28/2020	10.32

10.27	Form of Capped Call Transaction Confirmation	8-K	12/16/2019	10.1
21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement.

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

Impinj, Inc.

Date: March 2, 2020	By:	/s/ Cary Baker
Cary Baker
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Diorio, Ph.D. and Cary Baker, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and in the capacities and on the dates indicated.

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	March 2, 2020
Chris Diorio, Ph.D.

/s/ Cary Baker	Chief Financial Officer	March 2, 2020
Cary Baker	(Principal Financial Officer)

/s/ Peter van Oppen	Chair	March 2, 2020
Peter van Oppen

/s/ Tom A. Alberg	Director	March 2, 2020
Tom A. Alberg

/s/ Clinton Bybee	Director	March 2, 2020
Clinton Bybee

/s/ Gregory Sessler	Director	March 2, 2020
Gregory Sessler

/s/ Theresa Wise	Director	March 2, 2020
Theresa Wise
/s/ Daniel Gibson	Director	March 2, 2020
Daniel Gibson

/s/ Cathal Phelan	Director	March 2, 2020
Cathal Phelan