Form 10-Q
period 2020-03-31
IMPINJ INC
filed 2020-04-27
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 17, 2020, 22,677,059 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$83,722	$66,898
Short-term investments	35,497	49,597
Accounts receivable, net	28,106	23,735
Inventory	31,763	34,153
Prepaid expenses and other current assets	1,892	2,386
Total current assets	180,980	176,769
Property and equipment, net	16,923	17,442
Operating lease right-of-use assets	15,844	16,501
Other non-current assets	579	453
Goodwill	3,881	3,881
Total assets	$218,207	$215,046
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$6,748	$5,600
Accrued compensation and employee related benefits	3,926	5,859
Accrued liabilities	4,699	3,755
Current portion of operating lease liabilities	3,469	3,380
Current portion of deferred revenue	661	551
Other current liabilities	161	352
Total current liabilities	19,664	19,497
Long-term debt, net of current portion	51,755	50,876
Operating lease liabilities, net of current portion	17,995	18,907
Long-term liabilities — other	316	314
Deferred revenue, net of current portion	258	213
Total liabilities	89,988	89,807
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 22,677 and 22,217 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	23	22
Additional paid-in capital	395,160	387,926
Accumulated other comprehensive income	105	34
Accumulated deficit	(267,069)	(262,743)
Total stockholders' equity	128,219	125,239
Total liabilities and stockholders' equity	$218,207	$215,046

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$47,822	$33,063
Cost of revenue	26,428	17,190
Gross profit	21,394	15,873
Operating expenses:
Research and development	11,057	8,561
Sales and marketing	7,490	8,549
General and administrative	6,242	5,695
Total operating expenses	24,789	22,805
Loss from operations	(3,395)	(6,932)
Other income, net	409	321
Interest expense	(1,312)	(429)
Loss before income taxes	(4,298)	(7,040)
Income tax expense	(28)	(28)
Net loss	$(4,326)	$(7,068)

Net loss per share — basic and diluted	$(0.19)	$(0.33)
Weighted-average shares outstanding — basic and diluted	22,412	21,544

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,326)	$(7,068)
Other comprehensive income, net of tax:
Unrealized gain on investments	71	16
Total other comprehensive income	71	16
Comprehensive loss	$(4,255)	$(7,052)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(4,326)	$(7,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,168	1,155
Stock-based compensation	5,221	3,477
Accretion of discount or amortization of premium on short-term investments	(4)	(197)
Amortization of debt issuance costs and debt discount	879	18
Changes in operating assets and liabilities:
Accounts receivable	(4,371)	504
Inventory	2,390	3,506
Prepaid expenses and other assets	368	423
Deferred revenue	155	167
Accounts payable	1,096	949
Accrued compensation and employee related benefits	(1,933)	(3,279)
Operating lease right-of-use assets	657	419
Operating lease liabilities	(823)	(739)
Accrued liabilities and other liabilities	1,368	(66)
Net cash provided by (used in) operating activities	1,845	(731)
Investing activities:
Purchases of investments	—	(22,222)
Proceeds from maturities of investments	14,175	22,944
Purchases of property and equipment	(1,112)	(305)
Net cash provided by investing activities	13,063	417
Financing activities:
Principal payments on finance lease obligations	(98)	(147)
Payments on term and equipment loans	—	(250)
Proceeds from exercise of stock options and employee stock purchase plan	2,014	1,842
Net cash provided by financing activities	1,916	1,445
Net increase in cash and cash equivalents	16,824	1,131
Cash and cash equivalents
Beginning of period	66,898	17,530
End of period	$83,722	$18,661

Supplemental disclosure of non-cashflow information:
Purchases of property and equipment not yet paid	94	347

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239
Issuance of common stock	460	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,221	—	—	5,221
Net loss	—	—	—	(4,326)	—	(4,326)
Other comprehensive income	—	—	—	—	71	71
Balance at March 31, 2020	22,677	$23	$395,160	$(267,069)	$105	$128,219

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	21,492	$21	$337,627	$(239,756)	$(9)	$97,883
Issuance of common stock	135	1	1,862	—	—	1,863
Stock-based compensation	—	—	3,477	—	—	3,477
Net loss	—	—	—	(7,068)	—	(7,068)
Other comprehensive income	—	—	—	—	16	16
Balance at March 31, 2019	21,627	$22	$342,966	$(246,824)	$7	$96,171

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial amounts on our condensed consolidated balance sheets in prior period have been reclassified to conform with current period presentation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2019 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on March 2, 2020. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position, results of operations, and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales incentives, estimated costs to complete development contracts, deferred revenue, inventory excess and obsolescence, income taxes, determination of the fair value of stock awards and compensation and employee-related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of Covid-19. We anticipate overall 2020 retail demand to be adversely affected by Covid-19 but are unable to reliably forecast the extent of its impact on our endpoint IC revenue. In addition, Covid-19 has caused delays in some of our pending global system deployments as system integrators, value-added resellers and their related end-customers’ business locations are closed as a result of government travel and business restrictions, impacting our ability to replace project-based revenue from completed projects.

As of the date of this report, several of our suppliers have been impacted by Covid-19 and have either experienced temporary closures or are operating at reduced capacity. We also experienced some challenges shipping products from Thailand due to transport challenges related to Covid-19. We were able to fulfill all shipments for the first quarter of 2020 and believe we have sufficient inventory to satisfy our expected needs for endpoint IC and systems products for the second quarter of 2020.

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty over the duration and severity of the epidemiological, economic and operational impacts of Covid-19 means we cannot reasonably estimate the extent of the financial impact of Covid-19 as of the date of this report. The extent to which the Covid-19 outbreak impacts our results depends on developments that are unpredictable, including actions needed to contain the spread of Covid-19 and reduce its impact on public health.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board, or FASB, issued guidance on the measurement of credit losses on financial instruments. This guidance requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We adopted this standard on January 1, 2020 and the adoption of this guidance did not materially impact our financial positions, results of operations or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not expected to have, a material impact on our present or future consolidated financial statements.

Accounts Receivable

The allowance for doubtful accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and write off the receivable and corresponding allowance when accounts are ultimately determined to be uncollectible. Bad debt expense is included in general and administrative expenses. For the periods presented in this report, bad debt expense and the allowance for doubtful account were not material.

We derive the majority of our trade receivables from sales to original equipment manufacturers, or OEMs, original design manufacturers, or ODM, as well as to distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of March 31, 2020 and December 31, 2019.

Inventory

We recorded $2.7 million in inventory excess and obsolescence charges for the three months ended March 31, 2020, causing an unfavorable 5.6% net impact to gross margin. The charges, which reduced the inventory value of impacted products to zero, relate primarily to decreased demand for endpoint ICs and gateways specifically designed for European applications. This demand decrease is due to Covid-19’s impact on EU businesses, especially the EU retail industry. We expect future demand to be met by newer endpoint IC and gateway products. Inventory excess and obsolescence charges to gross margin were not material for the three months ended March 31, 2019.

Note 2. Fair Value Measurements

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents consist of highly liquid investments, including money market funds with original maturities of less than three months at the acquisition date. We record the fair value measurement of these assets based on quoted market prices in active markets.

Investments — Our investments consist of fixed income securities, which typically include U.S. government agency securities, treasury bills, commercial paper, money market funds and corporate notes and bonds. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Long-term Debt — See Note 6 for the carrying amount and estimated fair value of our convertible senior notes due 2026.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$76,216	$—	$76,216	$45,663	$—	$45,663
Total cash equivalents	76,216	—	76,216	45,663	—	45,663
Short-term investments:
U.S. government agency securities	—	24,909	24,909	—	32,323	32,323
Corporate notes and bonds	—	7,602	7,602	—	13,305	13,305
Commercial paper	—	2,986	2,986	—	3,969	3,969
Treasury bills	—	—	—	—	—	—
Total short-term investments	—	35,497	35,497	—	49,597	49,597
Total	$76,216	$35,497	$111,713	$45,663	$49,597	$95,260

We did not have any Level 3 assets as of March 31, 2020 or December 31, 2019. There were no liabilities measured at fair value as of March 31, 2020 or December 31, 2019. The gross unrealized gains or losses on cash equivalents and short-term investments as of March 31, 2020 or December 31, 2019 were not material.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$7,609	$5,579
Work-in-process	9,723	7,485
Finished goods	14,431	21,089
Total inventory	$31,763	$34,153

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2020 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2019	3,262
Granted	93
Exercised	(161)
Forfeited or expired	(145)
Outstanding at March 31, 2020	3,049
Vested and exercisable at March 31, 2020	1,409

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the three months ended March 31, 2020 (in thousands):

	Number of Underlying Shares
	RSUs	PSUs
Outstanding at December 31, 2019	509	252
Granted	101	—
Vested	(9)	(243)
Forfeited	(40)	(9)
Outstanding at March 31, 2020	561	—

We granted PSUs in 2019 under our annual bonus program to our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vested depended on us attaining a financial metric for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors approved achievement of the financial metric, vesting 243,000 shares in the first quarter of 2020.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$207	$144
Research and development expense	2,021	1,071
Sales and marketing expense	1,368	1,290
General and administrative expense	1,625	972
Total stock-based compensation expense	$5,221	$3,477

Note 5. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $10.5 million of inventory as of March 31, 2020.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2020 and December 31, 2019, we have not recorded any such liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Federal Securities Class Actions

On August 7, 2018, a class-action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and former chief operating officer. Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserted claims that our quarterly statement filed on Form 10-Q for the first quarter of 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition. The complaint sought monetary damages, costs and expenses. On October 3, 2018, the plaintiff voluntarily dismissed this complaint.

On August 27, 2018, a second class-action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, former chief operating officer and former chief financial officer. Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserts claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. The complaint seeks monetary damages, costs and expenses.

On October 2, 2018, a third class-action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, former chief operating officer and former chief financial officer. Captioned Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from November 3, 2016 through and including February 15, 2018, asserts claims that we made false or misleading statements about customer demand for our products and inventory in SEC filings, press releases and conference calls in violation of Section 10(b) of the Securities Exchange Act. The complaint seeks monetary damages, costs and expenses.

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

On March 19, 2019, we filed a motion to dismiss the consolidated amended complaint, and on October 4, 2019, the court entered an order granting in part and denying in part the motion. The court dismissed the Section 10(b) claim against our former chief operating officer, dismissed product-capability-related allegations against our former chief financial officer, and dismissed allegations that defendants made false or misleading statements concerning increasing demand prior to the first quarter of 2017. The court denied the motion as to all other claims and defendants. A trial date has been set for February 1, 2021.

New York State Securities Class Action

On January 31, 2019, a fourth class-action complaint for violation of the federal securities laws was filed in the Supreme Court of the State of New York for the County of New York against us, our chief executive officer, former chief operating officer, former chief financial officer, members of our board of directors and the underwriters of our July 2016 initial public stock offering, or IPO, and December 2016 secondary public offering, or SPO. Captioned Plymouth County Retirement System v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of purchasers of our stock pursuant to or traceable to our IPO and SPO, alleges that we made false or misleading statements in the registration statements and prospectuses in those offerings concerning demand for our products and inventory in violation of Section 11 of the Securities Act of 1933. On April 9, 2019, the New York Supreme Court entered an order staying the action and requiring the parties to update the court every 90 days as to the status of the pending federal securities class actions discussed above.

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, former chief operating officer, former chief financial officer and certain of our directors. We are a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants. Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, allege that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions include claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these derivative actions until resolution of the pending federal securities class actions described above.

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

Note 6. Debt Facilities

Convertible Senior Notes

In December 2019, we issued convertible senior notes due 2026, or the 2019 Notes, in an aggregate principal amount of $86.3 million. The 2019 Notes are our senior unsecured obligations and are governed by the indenture for the 2019 Notes. The 2019 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2020. Upon conversion, the 2019 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2019 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the indenture.

Our net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used a portion of the proceeds to pay the cost of the capped call transactions described below and repay our senior credit facility.

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

•

during the five-business day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 2019 Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

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

Certain convertible-debt instruments that may be settled in cash on conversion are required to be separated into a liability and an equity component. The total proceeds are first allocated to the liability component based on the fair value of a similar debt instrument without the conversion option. The total proceeds that remain are allocated to the equity component and recognized in additional paid-in capital.

Accordingly, we separated the 2019 Notes into a liability and an equity component. We determined the fair value of the liability component to be $52.5 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument based on the expected term. We determined the borrowing rate to be 9.90% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to us. We recognized the excess of the principal amount of the 2019 Notes over the initial carrying amount of the liability component as a debt discount of $33.8 million and are amortizing it to interest expense over the expected term of the 2019 Notes using the effective interest rate method. We recorded the equity component of $33.8 million, calculated as the difference between the total proceeds of $86.3 million and the initial carrying amount of the liability component, as additional paid-in capital. We will not remeasure the equity component as long as it continues to meet the conditions for equity classification.

As of March 31, 2020, the 2019 Notes were not yet convertible and the “if-converted value” did not exceed the remaining principal amount of the 2019 Notes.

We allocated the 2019 Notes total issuance costs of $2.8 million between liability and equity in the same proportion as the allocation of our total proceeds to liability and equity components. We are amortizing the issuance costs attributable to the liability component of $1.7 million to interest expense over the respective term of the 2019 Notes using the effective interest rate method. We netted the issuance costs attributable to the equity component of $1.1 million against the respective equity component in additional paid-in capital.

The effective interest rate on the liability component of the 2019 Notes is 10.21%. As of March 31, 2020, we recorded accrued interest related to the 2019 Notes of $503,000 in accrued liabilities on our condensed consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of debt discount	$854	$—
Amortization of debt issuance costs	26	—
Cash interest expense	431	—
Total interest expense	$1,311	$—

Our estimated fair value of the 2019 Notes was $73.6 million and $87.0 million as of March 31, 2020 and December 31, 2019, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

March 31, 2020
Outstanding principal amount	86,250
Unamortized debt discount and debt issuance costs	(34,495)
Carrying value	51,755

In connection with our issuance of the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped-call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion or settlement of the 2019 Notes, or to offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped-call transactions then our stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case, to the extent the then-market price per share of our common stock exceeds the cap price. The initial cap price of the capped-call transactions is $54.20 per share, which represents a 100% premium over the last reported sale price of our common stock of $27.10 per share on December 11, 2019 subject to certain adjustments under the terms of the capped-call transactions. The capped-call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

The capped-call transactions meet the criteria for classification in equity, are not accounted for as derivatives, and are not remeasured each reporting period. We paid $10.1 million for the capped-call transactions, which we recorded as a reduction to additional paid-in-capital within shareholders’ equity.

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs(a)
Single lease costs	$1,029	$1,046
Variable lease costs	427	419
Sublease income(b)	(475)	(467)
Total operating lease costs	$981	$998
(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$1,187	$1,152

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.9	6.1
Weighted-average discount rate	6.8%	6.8%

The following table presents future lease payments under operating leases as of March 31, 2020 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2020	$3,568	$(1,035)	$2,533
2021	4,790	(1,414)	3,376
2022	4,650	(1,457)	3,193
2023	3,263	(123)	3,140
2024	3,219	—	3,219
Thereafter	6,728	—	6,728
Total lease payments	$26,218	$(4,029)	$22,189
Less: Imputed interest	(4,754)
Present value of lease liabilities	21,464
Less: Current portion of lease liabilities	(3,469)
Lease liabilities, net of current portion	$17,995

Note 8. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(4,326)	$(7,068)
Denominator:
Weighted-average shares outstanding — basic and diluted	22,412	21,544
Net loss per share — basic and diluted	$(0.19)	$(0.33)

The following table presents the outstanding options and restricted stock units and unvested shares excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	3,181	3,507
Restricted stock units and restricted stock units with performance conditions	708	107
Employee stock purchase plan shares	40	100

Note 9. Segment Information

We have one reportable operating segment, which is the development and sale of our RAIN RFID products and services. We identify this one reportable segment based on how our chief operating decision-maker manages our business, makes decisions and evaluates our operating performance. Our chief executive officer is the chief operating decision-maker and reviews financial and operational information on an entity-wide basis as one business activity. We do not have segment managers who are separately accountable for operations, operating results or plans. Accordingly, we determined that we have a single reportable operating segment.

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. Systems revenue includes sales of reader ICs, reader modules, readers, gateways and software. The following table presents our revenue by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Endpoint ICs	$33,675	$21,845
Systems	14,147	11,218
Total revenue	$47,822	$33,063

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$764	$834
Deferral of revenue	342	236
Recognition of revenue included in deferred revenue at beginning of period	(187)	(69)
Balance at end of period	$919	$1,001

Note 11. Subsequent Events

On April 20, 2020, we entered into an unsecured promissory note, or the PPP Note, through Silicon Valley Bank under the Paycheck Protection Program, or PPP, a program administered by the Small Business Administration, or SBA, and established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The PPP Note had an aggregate principal amount of approximately $5.8 million, and we received the loan proceeds on April 22, 2020.

On April 23, 2020, the SBA issued guidance that substantially narrowed the ability of public companies to participate in the PPP program. We applied for the PPP program in good faith. However, considering the SBA’s new guidance, on April 24, 2020, we informed Silicon Valley Bank that we will repay the PPP Note in full as soon as possible.

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

•	the impact of the Covid-19 pandemic, including on macroeconomic conditions and our business, results of operations and financial condition;
•	our future financial performance, including our average selling prices, gross margins, liquidity and capital resources, as well as future macroeconomic conditions;
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

Our Business

Our vision is digital life for everyday items. We are driving a future in which everyday physical items are wirelessly connected to digital counterparts, or digital twins, in the cloud, and in which businesses and people engage with those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity and to enable developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items; we believe our future is delivering the identity, location and authenticity of trillions of everyday items and enabling those cloud-based digital twins, each storing an individual item’s ownership, history and links, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity that we will deliver will enhance businesses efficiencies and commerce, and ultimately, improve peoples’ lives.

Our platform connects individual items, capturing and delivering data about each item from manufacturing through distribution to sale. We and our channel partners connect those items via a miniature radio chip embedded in the item or in its packaging, reading and delivering the item’s unique identity, location and authenticity to business and consumer applications. To date, we have enabled connectivity to more than 40 billion items, enabling retailers, hospitals, airlines, automotive manufacturers, logistics providers, shippers and business in many other industries to derive timely business value from those connected items. We believe our opportunity is to ultimately connect trillions of everyday items, and to deliver valuable information about those items not just to businesses, but also to everyday people, extending and delivering an item’s digital life to the person that buys and owns the item.

Our platform comprises three layers: (1) endpoint integrated circuits, or ICs, (2) connectivity and (3) software that together deliver item data to business and consumer applications. We link the layers of our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products. Within each layer we sell one or more product families.

Factors Affecting Our Performance

Covid-19 Pandemic

We are monitoring the current and future impact of the Covid-19 pandemic on all aspects of our business, including how the pandemic will affect our customers, end-users, suppliers and other business partners.

We anticipate overall 2020 retail demand to be adversely affected by Covid-19 but are unable to reliably forecast the extent of its impact on our endpoint IC revenue. Even under normal circumstances, forecasting endpoint IC revenue is difficult because we sell endpoint ICs primarily through our inlay partners, which limits our ability to forecast demand from the end users. This forecasting challenge is exacerbated by the uncertain extent and duration of Covid-19’s impact to the global economy generally and the retail industry in particular; the degree to which Covid-19 may cause long-term shifts, both positive and negative, in various industries important to us including retail, shipping and logistics; and other uncertainties relating to the Covid-19 pandemic.

We continue to see evidence of continued adoption of RAIN by some large businesses, but the extent to which such adoption will proceed, or the degree to which such adoption will mitigate the negative impacts of Covid-19 generally, is unclear. Covid-19 has already caused delays in some pending and planned global system deployments with some system integrators, value-added resellers and their related end-customers’ business locations closed as a result of government travel and business restrictions, impacting our ability to replace project-based revenue from completed projects. Some companies have announced plans to reduce or defer capital expenditures in response to Covid-19, which may impact our operating results in 2020 and beyond.

Several of our suppliers have been impacted by Covid-19 and have either experienced temporary closures or are operating at reduced capacity. For example, factories in Malaysia that produce our readers and gateways and post-process certain of our endpoint ICs were shut down for approximately three weeks due to Covid-19-related public health measures. As of the date of this report they have returned to production, albeit at reduced levels. We also experienced challenges shipping products due to reduced transport capacity and increased costs as a result of Covid-19-related disruptions. Moreover, Covid-19 related restrictions on our suppliers and inlay partners will delay the availability of inlays incorporating our M700 endpoint ICs by over two months

While we were able to fulfill all endpoint IC orders for first-quarter 2020 and believe we have sufficient inventory to satisfy our expected needs for endpoint ICs for second-quarter 2020, given the uncertainty associated with the Covid-19 pandemic, there can be no assurance that we will be able to satisfy demand for our products in a cost-effective manner. If our Asian or other suppliers are unable to meet, or are delayed in meeting, our expectations as a result of Covid-19-related restrictions on their operations or logistics providers, deterioration of their financial condition or otherwise, we might be unable to meet customer demand and that inability may persist for a significant period of time.

Most of our facilities and employees are based in Seattle, where the government has imposed restrictions designed to slow the spread of Covid-19. All our employees, other than those preforming certain limited functions, are working from home. We have attempted to minimize the impact of the Covid-19 restrictions on our operations. However, Covid-19 related restrictions on work and travel could adversely affect our performance by, for example, slowing our ability to develop and launch new products and to engage in usual sales activities requiring travel.

In light of the Covid-19 pandemic we may slow or suspend our investments in significant long-term activities such as research and development, potentially impairing our ability to meet our long-term strategic objectives. We have also entered into an unsecured promissory note for approximately $5.8 million under the Paycheck Protection Program to avoid or delay layoffs, furloughs and other personnel cost-cutting actions. For further information on the terms of this debt, please refer to Note 11 to our condensed consolidated financial statements included elsewhere in this report.

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty over the duration and severity of the epidemiological, economic and operational impacts of Covid-19 means we cannot reasonably estimate the extent of the financial impact of Covid-19. The extent to which the Covid-19 outbreak impacts our results will depend on future developments that are unpredictable, including actions needed to contain its spread and reduce its impact on public health.

For more information on Covid-19, please refer to Part II, Item 1A (Risk Factors) of this report.

Investing in Growth

We have invested and plan to continue investing in research and development to enhance and extend our platform, including enhancing existing products, introducing new products and tightening the platform linkages between our product offerings. We plan to enhance and expand our readers and gateways and how we leverage them, in conjunction with our software, for platform deployments in retail, supply chain and logistics and other industries. We also plan to continue developing next-generation reader and endpoint ICs.

We have invested and plan to continue investing in sales and marketing to grow our sales reach, expand our market opportunities, deepen our integrations with our supply-chain partners and accelerate the development and adoption of solutions based on our platform.

Most of our investments precede any sales benefit from the investment, and in some instances, we may never see a sales benefit. The potential causes of the latter are many, including the market not being receptive to our product or sales approach, late or failed product development, personnel departures or other causes. We sometimes enter into arrangements with end users, vendors or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some instances we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of any investment is almost always uncertain, and if our results do not meet our or your expectations then our operating results, profitability and stock price may be adversely affected.

While our long-term vision of investing for growth remains unchanged, Covid-19 introduces new uncertainty in our business. We will monitor the impacts of Covid-19 on our supply chain, market and opportunities and may adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our products in multiple industries, but especially in the retail industry which is our largest market. Covid-19 has had, and is expected to continue to have, a materially adverse impact on the retail industry. In addition, the Covid-19 pandemic may accelerate a long-term shift in consumer behavior away from physical stores and that may adversely impact demand for endpoint ICs over the longer term. The extent and duration to which Covid-19 will materially impact the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of market adoption, have also been impacted by the Covid-19 pandemic, although the ultimate impact on RAIN adoption and on our business is unclear. For example, the aviation industry, with the potential for widespread bag-tagging, has been negatively impacted by Covid-19. However, shipping and logistics providers have experienced an increase in demand which could positively impact RAIN adoption. See the section captioned “—Covid-19 Pandemic” for additional information.

The pace, scope and depth of end-user adoption, even without the impact of Covid-19, remains uncertain, potentially causing large fluctuations in our operating results. For example, in 2015 and 2016 several major retailers and brand owners initiated deployments that significantly increased our endpoint IC sales, exceeding our expectations and those of our industry’s analysts and lengthening our lead times. In 2017 we invested in internal endpoint IC inventory to reduce those lead times, meet forecasted demand and improve our ability to deliver in the event of continued demand growth. However, in the second half of 2017 the endpoint IC growth rate slowed, which we believe was due to several factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. In response, we reduced our internal endpoint IC inventory in the second half of 2018 and throughout 2019.

Given the uncertainties in our market, we cannot assure you that adoption will continue, we will have appropriate product inventory, we will not experience future product inventory shortfalls or overages, or that Covid-19 will not significantly impact our business. We also cannot assure you that we will be able to maintain or grow the market share of any of our products, as a result of insufficient inventory, Covid-19, competitors copying our products, competition generally or for a host of other reasons, many of which our outside of our control.

Regardless of the uneven pace of retail and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption. We recently introduced our new Impinj M700 endpoint IC, which offers significant performance advantages and we believe will foster adoption. However, Covid-19 has already impacted our M700 rollout and adoption, and further delays in production or qualification may impact market share at these and other deployments in the near term.

We also believe that expanding retail deployments foster RAIN adoption in other markets. For example, our reader and gateway sales in the second half of 2017 and our gateway sales in 2019 exceeded our expectations due to supply-chain end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading. However, as noted below, at the current stage of RAIN adoption our revenue could decline on a quarterly or annual basis due to fluctuations caused by large-scale deployments by a limited number of large end-users.

We sell our products through channel partners and distributors and have limited ability to determine end-user demand. As a consequence, we may incorrectly predict that demand or be unable to identify market shifts in a timely fashion, potentially affecting our business adversely. If RAIN market adoption, and adoption of our platform products specifically, does not meet our expectations or if we are unable to meet partner or end-user volume or performance expectations as a result of the impact of Covid-19 or otherwise then our operating results and growth prospects will be adversely affected. If we reduce prices to win opportunities, then our gross margins may be negatively affected. In contrast, if our endpoint IC, reader IC, reader module, reader, gateway or software sales exceed expectations, then our revenue and profitability may be positively affected.

Timing and Complexity of Customer Deployments

From 2010 to 2019, our endpoint IC unit sales volumes increased at a compounded annual growth rate of 28%, indicating growing adoption of RAIN-based solutions. However, the pace at which end users adopt RAIN has been uneven and unpredictable in scope and timing. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in the second half of 2017 and in the first half of 2018 and then returned to growth in the second half of 2018 and in 2019 (the latter albeit not at the same pace as in 2016). Short-term demand will remain unpredictable in scope and timing. For example, end users may eliminate or significantly reduce or delay spending on RAIN-based solutions to conserve cash in response to the COVID-19 pandemic. Longer term, we believe our opportunity and our market will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of that future growth.

Further, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Our systems business relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of 2019 total revenue from a North American Systems customer in connection with a project-based gateway deployment. As of the date of this report, we do not have orders from this customer beyond first quarter of 2020. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us adequate notice, we may experience significant fluctuation in revenue on a quarterly or annual basis. We anticipate that uncertainty to continue to characterize our business for the foreseeable future. Notably, Covid-19 has caused delays in some of our pending global system deployments as system integrators, value-added resellers and their related end-customers’ business locations are temporarily closed, impacting our ability to replace project-based revenue from completed projects in a timely fashion.

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

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply as a result of Covid-19, timing of large deployments, supply constraints, that can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the sections of this report captioned “—Covid-19 Pandemic” Part II, Item 1A (Risk Factors)

Inventory Supply

From time to time we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand, constrained supplier manufacturing capacity or product availability, fluctuations in our market or the global economy, changes in regulations or tariffs or for a host of other reasons. These inventory dynamics can impact some or all of our hardware products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially causing us to miss opportunities, lose market share or damage customer relationships, also adversely affecting our business. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Our existing ICs use 200mm wafers, and semiconductor industry analysts predict high 200mm wafer demand again in 2020.

As of the date of this report, several of our suppliers have been impacted by Covid-19 and have either experienced temporary closures or are operating at reduced capacity as discussed above.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Revenue	$47,822	$33,063	$14,759
Gross profit	$21,394	$15,873	$5,521
Gross margin	44.7%	48.0%	(3.3)%
Loss from operations	$(3,395)	$(6,932)	$3,537

Revenue and gross profit increased primarily due to higher endpoint IC revenue and, to a lesser extent, due to systems revenue, partially offset by higher excess and obsolescence charges. Our higher endpoint IC revenue was due to growth in our customers’ underlying business, including new opportunities, as well as revenue we believe are a result of customer concerns regarding global supply constraints due to Covid-19 coupled with our ability to respond to this demand by maintaining acceptable lead times throughout first-quarter 2020.

Gross margin decreased primarily due to higher excess and obsolescence charges, partially offset by leverage derived from comparable overhead costs. We recorded $2.7 million in inventory excess and obsolescence charges for the three months ended March 31, 2020, causing an unfavorable 5.6% net impact to gross margins as described further below.

Loss from operations decreased primarily due to increased gross profit, partially offset by increased operating expenses; a net increase in operating expenses was due to increased stock-based compensation expense.

Revenue

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Endpoint ICs	$33,675	$21,845	$11,830
Systems	14,147	11,218	2,929
Total revenue	$47,822	$33,063	$14,759

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, reader modules, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers; our reader ICs and reader modules primarily to OEMs and ODMs through distributors; and our readers and gateways to value-added resellers, or VARs, and system integrators, or SIs, primarily through distributors. We expect endpoint IC sales to represent a majority of our revenue for the foreseeable future.

Endpoint IC revenue increased $11.8 million primarily due to a $13.4 million increase in shipment volumes, partially offset by lower ASPs primarily due to product mix, and to a lesser extent, our annual price negotiations. Growth in our customers’ underlying business, including new opportunities, accounted for $7.2 million of the increased shipment volumes. We believe the remaining $6.2 million increase was a result of customer concerns regarding global supply constraints due to Covid-19, coupled with our ability to respond to this demand by maintaining acceptable lead times throughout first-quarter 2020. We do not expect endpoint IC revenue growth to continue at 54% in second-quarter 2020. The Covid-19 impact to worldwide economies and the retail industry in particular; our future supply-chain uncertainties; the fact that we sell primarily through distribution so are at least one step removed from the end users; and a host of other related uncertainties which change near-daily, make it difficult to forecast our endpoint IC revenue at this time.

Systems revenue increased $2.9 million due primarily to $1.1 million in reader IC revenue and $1.0 million in gateway revenue, both from higher unit volumes. Due to Covid-19 we are experiencing delays to some of our global system deployments. Such delays will impact our ability to replace the North American project-based revenue noted in our fiscal year 2019 results.

For more information, see the section captioned “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Cost of revenue	$26,428	$17,190	$9,238
Gross profit	$21,394	$15,873	$5,521
Gross margin	44.7%	48.0%	(3.3)%

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

Gross profit increased due to increased endpoint IC and systems revenue as mentioned above, partially offset by higher excess and obsolescence charges. We recorded $2.7 million in inventory excess and obsolescence charges for the three months ended March 31, 2020, causing an unfavorable 5.6% net impact to gross margins. The charges, which reduced the inventory value of impacted products to zero, relate primarily to decreased demand for endpoint ICs and gateways specifically designed for European applications. This demand decreased due to Covid-19’s impact on EU businesses, especially the EU retail industry. We expect future demand to be met by newer endpoint IC and gateway products. Inventory excess and obsolescence charges, including the impact to gross margin were not material for the three months ended March 31, 2019.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Research and development	$11,057	$8,561	$2,496

Research and development expense primarily comprises personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; external consulting and service costs; prototype materials; other new-product development costs; and an allocated portion of infrastructure costs, which include occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we focus on new product development and introductions; however we will continue to monitor the impacts of Covid-19 on our business and may adjust our research and development investment strategy as appropriate.

Research and development expense increased $2.5 million primarily due to increases of $950,000 in stock-based compensation from 2019 PSUs and an increased number of stock options and RSUs and $923,000 in personnel expenses from increased headcount.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Sales and marketing	$7,490	$8,549	$(1,059)

Sales and marketing expense primarily comprises personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs, which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain approximately constant on an absolute dollar basis, except for incentive sales compensation which fluctuates as a function of revenue. In addition, we will continue to monitor the impacts of Covid-19 on our business and may adjust our sales and marketing expense as appropriate.

Sales and marketing expense decreased $1.1 million due to a $1.2 million decrease in personnel expenses from decreased headcount.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
General and administrative	$6,242	$5,695	$547

General and administrative expense primarily comprises personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional service fees; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to increase due to higher accounting and compliance costs as a result of being a public company and professional service fees related to our ongoing litigation.  In addition, we will continue to monitor the impacts of Covid-19 on our business and may adjust our general and administrative expense as appropriate.

General and administrative expense increased $547,000 primarily due to a $653,000 increase in stock-based compensation expense from 2019 PSUs and an increased number of stock options and RSUs.

Other Income, net

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Other income, net	$409	$321	$88

Other income, net for the three months ended March 31, 2020 remained comparable to the prior period.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Interest expense	$1,312	$429	$883

Interest expense consists primarily of cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

Interest expense increased $883,000, comprised primarily of an $854,000 increase in amortization of debt discount related to our subordinated convertible notes due 2026, or the 2019 Notes. For further information on the 2019 Notes, please refer to Note 6 to our condensed consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Income tax expense	$28	$28	$—

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

Adjusted EBITDA

We define adjusted EBITDA differently in this report than we have in the prior period, due to loss on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility. We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; other income, net; interest expense; loss on debt extinguishment and income tax benefit (expense). We have excluded loss on debt extinguishment because we do not believe it reflects our core operations. The exclusion of loss on debt extinguishment does not impact adjusted EBITDA previously reported for prior periods.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net loss	$(4,326)	$(7,068)	$2,742
Adjustments:
Other income, net	(409)	(321)	(88)
Interest expense	1,312	429	883
Income tax expense	28	28	-
Depreciation	1,168	1,155	13
Stock-based compensation	5,221	3,477	1,744
Adjusted EBITDA	$2,994	$(2,300)	$5,294

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) differently in this report than we have in the prior period due to the prepayment penalty on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility and amortization of debt discount related to the equity component of the 2019 Notes. Amortization of debt issuance costs and non-cash income tax benefit (expense) are no longer excluded from non-GAAP net income (loss). We define non-GAAP net income (loss) as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; amortization of debt discount related to the equity component of our convertible notes; and prepayment penalty on debt extinguishment. We have revised the prior period non-GAAP net income (loss) to conform to our current period presentation.

GAAP requires that certain convertible debt instruments that may be settled in cash on conversion be accounted for as separate liability and equity components in a manner that reflects our non-convertible debt borrowing rate. This accounting results in the debt component being treated as though it was issued at a discount, with the debt discount being amortized as additional non-cash interest expense over the debt instrument term using the effective interest method. As a result, we believe that excluding this non-cash interest expense attributable to the debt discount in calculating our non-GAAP net income (loss) is useful because this interest expense is not indicative of our ongoing operational performance.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net loss	$(4,326)	$(7,068)	$2,742
Adjustments:
Depreciation	1,168	1,155	13
Stock-based compensation	5,221	3,477	1,744
Amortization of debt discount	854	—	854
Non-GAAP net income (loss)	$2,917	$(2,436)	$5,353

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $119.2 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $161.3 million as of March 31, 2020.

Historically, we have funded our operations primarily through cash generated from operations, issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2020, our principal use of cash is funding operations to capture our market opportunity and capital expenditures.

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

For further information on the terms of this debt, please refer to Notes 6 to our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow data for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$1,845	$(731)
Net cash provided by investing activities	13,063	417
Net cash provided by financing activities	1,916	1,445

Operating Cash Flows

For the three months ended March 31, 2020, we generated $1.8 million of net cash from operating activities. These net cash proceeds were primarily driven by $2.9 million proceeds from net loss adjusted for non-cash items, partially offset by $1.1 million working capital usage primarily due to lower cash collection from accounts receivable due to timing and inventory related to the excess and obsolescence charges described above.

For the three months ended March 31, 2019, we used $731,000 of net cash from operating activities. This cash usage was primarily driven by $2.6 million proceeds from net loss adjusted for non-cash items, partially offset by $1.9 million of working capital contribution primarily due to lower cash usage in inventory purchases, partially offset by higher cash usage in accrued compensation and employee-related benefits for our 2018 cash bonus payments.

Investing Cash Flows

For the three months ended March 31, 2020, we generated $13.1 million of net cash from investing activities. These net cash proceeds were primarily driven by investment maturities of $14.2 million, partially offset by purchases of property and equipment of $1.1 million.

For the three months ended March 31, 2019, we generated $417,000 of net cash from investing activities. These net cash proceeds were driven by investment maturities of $22.9 million, partially offset by investment purchases of $22.2 million.

Financing Cash Flows

For the three months ended March 31, 2020, we generated $1.9 million of net cash from financing activities. These net cash proceeds primarily comprised $2.0 million from exercised stock options and our employee stock purchase plan.

For the three months ended March 31, 2019, we generated $1.4 million of net cash from financing activities. These net cash proceeds primarily comprised $1.8 million from exercised stock options and our employee stock purchase plan.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of March 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$98,325	$1,725	$3,450	$3,450	$89,700
Operating lease obligations
Operating lease obligations	26,218	4,790	9,138	6,391	5,900
Sublease income	(4,029)	(1,383)	(2,646)	—	—
Net operating lease commitments	22,189	3,407	6,492	6,391	5,900
Purchase commitments (2)	12,009	11,850	159	—	—
Total	$132,523	$16,982	$10,101	$9,841	$95,600
(1)	Convertible senior notes include $12.1 million of interest payments.
(2)	Purchase commitments consist primarily of non-cancelable commitments to purchase $10.5 million of inventory as of March 31, 2020, as well as non-cancelable software license agreements with vendors.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We had cash, cash equivalents and short-term investments of $119.2 million as of March 31, 2020. Our investments are exposed to market risk due to the fluctuation in prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Our 2019 Notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact the interest expense under the 2019 Notes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2020.

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

Stockholder Litigation

Between July 2018 and March 2020, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information on these complaints, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against Impinj. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be materially impacted. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Relating to Our Business and Industry

Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.

Covid-19 has already created significant worldwide economic volatility, uncertainty and disruption, and these effects are highly likely to persist for some time. Covid-19 has already, and will likely continue to, adversely affect our financial position, results of operations, cash flows and future business prospects. Our Covid-19 risks include but are not limited to:

•	decreased product demand given the general decline in business activity globally, particularly in the retail industry, as well as overall delays in RAIN market adoption;
•	decreased visibility into market demand and consequent challenges in effectively managing our inventory;
•	partner-requested preordering as a result of supply concerns which could increase channel inventory;
•	decreased gross margins due to increased manufacturing and shipping costs and increased excess and obsolescence charges;
•	increased bad-debt expense and reduced cash flow as customers and end-users delay or default on payments in response to Covid-19;
•	work and shipping-related restrictions affecting key suppliers’ ability to produce, process and deliver our products;
•	increased operating costs such as those associated with work-from-home edicts and increased legal and regulatory demands;
•	delays in customer pilots which could delay project-based deployments;
•	partner and/or end-customer bankruptcies or defaults which could reduce demand for our products worldwide or supplier bankruptcies which could reduce our ability to meet customer demand;
•	delays in research and development efforts which could delay new product introductions or product enhancements;
•	inability to engage in in-person sales and market activities, which could reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a prolonged work-from-home environment.

The extent to which any or all of these risks materially and negatively affect us, and the duration or those impacts, are largely beyond our control. They will depend on the resiliency of the global economy and on actions taken or not taken by key players in the global economy, including governments, financial and health organizations, businesses and consumers as a result of, and in response to, Covid-19.

The extent of RAIN market adoption is uncertain. If RAIN market adoption does not continue to develop, or develops slower than we expect, our business will suffer.

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN adoption accelerated rapidly in 2016, which resulted in longer lead times. We invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in the second half of 2017 and early 2018, the growth rate in endpoint IC shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. In addition, in first quarter 2020, we believe a significant portion of our revenue was driven by customer concerns regarding global supply constraints due to Covid-19, coupled with our ability to respond to this demand by maintaining acceptable lead times throughout the first quarter. We do not expect similar levels of revenue growth to continue. Covid-19 may impact future demand for endpoint ICs, particularly in the retail industry, which in turn could result in an unanticipated increase in our or our inlay partners’ inventory levels.

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

Our financial performance depends on the pace, scope and depth of end-user adoption of our products in multiple industries, especially in the retail industry, which is our largest market and which we believe has been a leading indicator of overall RAIN market adoption. Retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve their competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Covid-19, which has caused widespread store closures, has had, and is expected to continue to have, a materially adverse impact on the retail industry. In addition, the Covid-19 pandemic may accelerate a long-term shift in consumer behavior away from physical stores which may adversely impact demand for our products over the longer term. Further, many companies have announced plans to reduce or defer capital expenditures in response to Covid-19-related business impacts. The extent and duration to which Covid-19 will materially impact the retail industry is unclear, as is the extent to which it will impact our product sales.

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

We expect end users to deploy our platform in sectors beyond retail, including, for example in supply chain and logistics, aviation and automotive. Many of these industries, and aviation in particular, have been materially and adversely impacted by Covid-19. The aviation industry has experienced a precipitous drop in fliers which has resulted in significant financial stress. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these other sectors, or if participants in these sectors delay or forgo RAIN investments in response to Covid-19 or otherwise, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $4.3 million for the three months ended March 31, 2020 and an accumulated deficit of $267.1 million as of March 31, 2020. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and maintaining or growing our market share. We expect significant expenditures to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest more in the opportunity in the short term to grow the market and our market share, to reduce costs, to improve our efficiencies or to shorten our supply chain, over a longer term. If we fail to increase our revenue or manage our expenses, or if our short-term investments in growing the market or our market share do not succeed, we may not attain or sustain profitability in the future.

Fluctuations in our quarterly and annual operating results may adversely affect our business, prospects and stock price.

You must consider our business and prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving RAIN market. Because this market is new, large and evolving, predicting its growth rate and ultimate size is difficult. The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately value our future prospects and forecast our quarterly or annual performance. Moreover, even if endpoint IC sales (one indicator of market adoption) exceed expectations or if we discount prices to win a particularly large opportunity or in response to competition, our revenue and profitability may be positively affected, but gross margins may be negatively affected depending on product mix for the applicable period. If research analysts or investors perceive such a product mix shift negatively, the trading price of our common stock could be adversely affected.

Historically, we have had limited success in accurately predicting future sales of our products and platform for several reasons. End users drive demand for our products, and we sell nearly all our products through channel partners so our ability to determine and forecast end-user demand is limited. We rely on our channel partners to integrate our RAIN-based systems products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Also, RAIN-based systems in general often involve time-consuming proofs-of-concepts and other time-consuming steps such as designing and implementing new business processes, which make sales of our system products difficult to forecast. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

Our history in recent years reflects the volatility of our sales and limitations in our ability to accurately forecast them. Our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale end-user deployments. However, in part of 2017 and 2018, the pace of growth in endpoint IC unit-volume shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Due to shorter lead times for our endpoint ICs in 2018 and 2019 relative to prior years, we were, prior to the Covid-19 pandemic, increasingly receiving orders and shipping the ordered products within the same quarter. Shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Additionally, customer orders for readers and gateways were generally weighted toward the end of a quarter. Covid-19 has recently introduced even greater uncertainty as the business impact of the pandemic is unprecedented and its full scope and duration are inherently unpredictable.

We expect that for the foreseeable future our visibility into future sales, including both volumes and prices, will continue to be limited. This poor visibility may cause fluctuations in our operating results, particularly on a quarterly basis, that we are unable to predict as well as failure to achieve our expected operating results.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results and revenue include:

•	the impact of the Covid-19 pandemic on macroeconomic conditions, our business and our customers, end-users, suppliers and other business partners;
•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the availability or supply of our products;
•	variations in the quality of our products and return rates;
•	delays in new-product introductions;
•	decreases in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or to Impinj’s products or platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP and Alien; in reader ICs, ST, Phychips, Iotelligent and MagicRF; in readers and gateways, Alien and Zebra; and in software, Zebra. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

We, and many of our customers and end users of our products, including many significant retailers, are vulnerable to economic downturns and have had difficulty in the past accurately forecasting and planning future business activities. A downturn in the retail industry could disproportionately affect us because retailers comprise a significant portion of the RAIN end users and product volume. The economic downturn associated with Covid-19 presents an unprecedented challenge to all businesses, particularly retail. That retail impact has already affected demand for certain endpoint IC and gateway products we previously developed and built for the EU retail market. Retail store shutdowns due to Covid-19 have reduced demand for those products and we expect future demand, when it returns, to be met by newer endpoint ICs and gateways, causing us to take a one-time excess and obsolescence charge in the first quarter of 2020.

Volatile economic conditions in the near and medium term could also cause our customers or end users to reduce their capital-expense budgets, which could slow RAIN adoption, delay and lengthen deployment of our products, thereby decreasing sales and sales opportunities. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets, as a result of Covid-19 or otherwise. Based on current conditions of the general economy and markets in which we operate worsen, our business will likely be materially and adversely affected.

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

For a variety of reasons, manufacturing capacity may not be available when we need it or at reasonable prices, which may result in us not being able to satisfy demand for our products fully or may distort demand. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Semiconductor industry analysts predict high 200mm wafer demand again in 2020. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy customer demand, causing some customers to purchase competing products even as we increased production. As yet another example, in 2020, the Malaysian factories that produce our readers and gateways and post-process certain of our endpoint ICs were shut down for approximately three weeks due to Covid-19-related public health measures. These kinds of product shortages may result in decreased sales and possible market share losses as our customers purchase competitive products, or alternatively, artificially inflated sales in near-term periods as customers overbuy products and sales declines in future periods as they consume their accumulated inventory.

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

The recent outbreak of Covid-19 caused travel and work restrictions in Asia and our supply chains for some of our key products were, and remain, disrupted. Moreover, shipping services have been affected in certain Asian markets and that has affected our ability to obtain timely delivery of certain products. We have worked, and are continuing to work, to mitigate these disruptions particularly with respect to our products in highest demand, but the scope and duration of these disruptions are unpredictable and supply disruptions could materially and negatively affect our operating results and business performance.

If our suppliers fail to deliver products at reasonable prices or with satisfactory quality levels, then our ability to bring products to market and our reputation could suffer. For example, if supplier capacity diminishes, including from a closure, bankruptcy, production capacity allocations in response to Covid-19, catastrophic loss of facilities or otherwise, we could have difficulty fulfilling our orders, our revenue could decline, and our growth prospects could be impaired. We anticipate requiring three to 18 months to transition our assembly services or foundries to new providers. Such a transition would likely require a qualification process by our customers or end users, which could also adversely affect our ability to sell our products and our operating results. Moreover, in the event of a suspected quality issue, the process of testing suspect products and diagnosing and fixing defects could be time consuming and costly and could constrain our ability to supply customers with products.

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

For example, we are investing substantial resources to develop and enhance every layer of our platform. The market for many of our products is nascent, and we need to create market awareness to drive end-user adoption. Creating market awareness includes promoting our products to meet end-user needs and solve end-user problems. Our efforts have been, and may continue to be, hampered by Covid-19-related work and travel restrictions. We may be late in delivering or improving our products to meet our partners’ or end users’ needs. We may also not adequately solve the problems that end users encounter. We believe we must continue investing significant resources to maintain our competitive position. Still, the success of a new or enhanced product or service is impacted by accurate forecasts of long-term market demand, which is uncertain. We may also fail to anticipate or meet market requirements for new features and functionality. By focusing on certain new products and services, we may miss opportunities for other products and services that may be more widely adopted.

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

Recent Covid-19 related work-at-home restrictions have affected our ability to pursue research and development efforts at a normal pace and have delayed new-product developments and enhancements. Covid-19 has contributed to a delayed production ramp of our newest endpoint IC family, the Impinj M700, by over two months. These delays have negatively affected our business and financial performance, and may materially and negatively affect our business and financial performance in the future.

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

We sell our endpoint ICs directly to inlay and tag OEMs and ODMs. In 2019, sales to tag OEMs Avery Dennison and Smartrac accounted for 19% and 12% of our total revenue, respectively. In March 2020, Avery Dennison closed its acquisition of Smartrac’s Transponder, or RFID inlay, segment. Our consequent sales concentration to a smaller number of tag OEMs lowers our bargaining power and increases the risk that our pricing or sales could decline quickly based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

We sell our reader ICs and reader modules to reader OEMs and ODMs, and our readers, gateways and software to VARs and SIs, primarily through distribution. We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally. For example, Covid-19 has caused delays in some of our pending system deployments as SIs and VARs and their related end-customers’ business locations are closed as a result of government travel and business restrictions, impacting our ability to replace project-based revenue from completed projects.

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

We also engage with large enterprises to adopt our RAIN solutions in large projects that make our revenues and operating results more volatile than they would be without these large projects. These large projects, often involving sizable purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. For example, we generated 14% of 2019 total revenue from a North American Systems customer in connection with a project-based gateway deployment for which we do not have orders beyond first quarter of 2020. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us with adequate notice, our sales could decline significantly from period to period and harm our stock price as a result.

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

We may not be able to maintain our historical gross margins. We generate a majority of our revenue from endpoint IC sales, which have lower gross margins than our other products. If endpoint IC revenue increases as a percentage of total revenue, then our company-wide gross margin will decline. In addition, endpoint IC gross margins are affected by product mix, which can fluctuate based on competitive pressures and end-user demand. A shift in sales mix away from our higher margin products to lower margin products, in particular for our endpoint ICs, will adversely affect our gross margins. As the market for our endpoint ICs matures, we experience price erosion which will adversely affect gross margins if we are not able to realize cost reductions or introduce or shift towards higher-margin ICs. Additionally, competitive alternatives to our products, overall increased competition, weaker than expected demand, currency exchange rates and other factors may lead to lower prices, revenue and margins in the future, adversely affecting our operating results and financial condition.

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

In 2019, we derived 67% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	difficulty in supporting and localizing our international products;
•	different or unique competitive pressures as a result of, among other things, the presence of, or preference for, local businesses and market players;
•	challenges in managing employees, some foreign nationals, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•	challenges in doing business in different languages and in business cultures with varying norms of transparency and compliance with policies than in the United States;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign currency exchange rates and interest rates;
•	withholding taxes or other taxes, or changes thereof, on our foreign income;
•	restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by Covid-19;
•	political uncertainty, strife, unrest, or conflict, including, for example, the United Kingdom’s departure from the EU and recent political unrest in Hong Kong;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States
•	restrictions on earnings repatriation;
•

corrupt or unethical practices in foreign jurisdictions that may subject us to exposure under applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and the United Kingdom Bribery Act of 2010, or U.K. Bribery Act; and

•	regulations, and changes thereof, relating to data privacy, cybersecurity, and the unauthorized use of, or access to, commercial and personal information, particularly in Europe.

Various foreign regulatory or governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in ways that may adversely impact our business. For example, the European Union Court of Justice in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data-protection laws. EU and U.S. political authorities then adopted the EU-U.S. Privacy Shield in 2016, providing a mechanism for companies to transfer EU personal data to the United States. In addition, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Based on continuingly evolving standards, there remains significant regulatory uncertainty surrounding data transfers from the European Economic Area to the United States. In China, we are monitoring legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.

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

We outsource manufacturing and production of our hardware products to suppliers in a limited number of jurisdictions, some of which experience significant and abrupt political, social, business or economic change. These jurisdictions include Thailand, Malaysia, Taiwan and China, which have experienced significant change in political, social, business or economic conditions in the past and may experience them in the future. Some of these jurisdictions have also experienced, and may continue to experience, intermittent or sustained mandatory shutdowns or other restrictions to combat Covid-19.

For a non-Covid-19 example, we post-process many of our IC wafers, including testing, dicing and other wafer operations, using subcontractors in Bangkok, Thailand, which has experienced ongoing political and social upheaval over the past two decades.

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

Our business operations could be disrupted by natural disasters.

A pandemic, earthquake, fire, flood, or other natural or manmade disaster could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. Several of our suppliers have been impacted by Covid-19 and have either experienced temporary closures or are operating at reduced capacity. For example, the Malaysian factories that produce our readers and gateways and post-process certain of our endpoint ICs were shut down for approximately three weeks due to Covid-19-related public health measures. As of the date of this report they have returned to production, albeit at reduced levels. We also experienced some challenges shipping products due to reduced transport capacity and increased costs as a result of Covid-19-related disruptions. Moreover, Covid-19-related restrictions on our suppliers and inlay partners will delay availability of inlays incorporating our M700 endpoint ICs by over two months. Most of our facilities and employees are based in Seattle, where the government has imposed restrictions designed to slow the spread of Covid-19 and which have disrupted our normal operations.

We have facilities in areas with a known history of seismic activity, such as our headquarters in Seattle, Washington. We also have facilities in areas with a known history of flooding, such as our office in Shanghai, China. We have a wafer testing and dicing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at or of any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses to repair or replace the facility. As a specific example, in 2011 and 2012 floods in Thailand disrupted our subcontractor’s facility for approximately six months. During that time, we relied on a secondary subcontractor that had longer lead times for, and decreased yield of, our endpoint IC wafers. We do not carry insurance policies that cover potential losses caused by pandemics, earthquakes, floods or other disasters.

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

We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages with respect to claims relating to a security breach or other security-related matter. Although our insurance policies include some liability coverage, if we experienced a widespread security breach or other incident then we could be subject to indemnity claims or other damages that either are not covered or exceed our insurance coverage. We also cannot be certain that our insurance coverage is adequate for data-handling or data-security liabilities incurred, or that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed our insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

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

Our success depends, in large part, on the continued contributions of our executive management team, including Chris Diorio, Ph.D., our chief executive officer. None of our executive management team is bound by employment contracts to remain with us for a specified period of time. Our former president and chief operating officer, Eric Brodersen, resigned effective March 2020, and although we currently do not intend to appoint a new chief operating officer in the near future, Mr. Brodersen’s departure will require transition of his leadership and management responsibilities to other members of our management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, especially technical, sales and marketing personnel, then we may not be able to effectively execute our business strategy.

Our success depends on our ability to attract, motivate and retain qualified personnel. Our technical personnel, the source of our technical and product innovations, and our sales and marketing personnel that drive our go-to-market initiatives are especially important. There is no guarantee we can attract and retain these personnel as we continue to pursue our business strategy. The availability of, and competition for, qualified personnel in the Seattle area, where we are headquartered, constrains our ability to attract qualified new personnel. In addition, we may be required to engage in cost containment efforts, such as layoffs and furloughs, in response to Covid-19 that materially impacts our ability to execute our long-term strategy. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

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

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to continue increasing the time and costs we must devote to compliance as well as to other activities. For example, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires management to report on, and after we no longer qualify as an emerging growth company that our independent registered public accounting firm attest to, the effectiveness of our internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will continue to divert resources and take significant time and effort. We may be unable to successfully complete the procedures, certifications and attestation requirements of Section 404 in a timely manner. We or our independent registered public accounting firm may find internal controls that need improvement or may uncover a material weakness. A material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, we currently have securities class-action complaints pending against us, our chief executive officer, chief operations officer and former chief financial officer, asserting that we made false or misleading statements in our financial statements, press releases and conference calls during the applicable class periods. The complaints each seek monetary damages, costs and expenses. For more information, see Note 5 of our condensed consolidated financial statements included elsewhere in this report.

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

In the course of running our business we may need to raise capital, potentially diluting our stockholders. In December 2019, we issued and sold $86.3 million aggregate principal amount of 2.00% convertible senior notes due 2026, or the 2019 Notes, and we may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. If our financing needs are driven by unforeseen circumstances, such as unforeseen expenditures or if our operating results are worse than we expect, then we may not be able to raise capital on favorable terms, if at all. Debt financing, if available, may include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

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

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of $179.1 million and federal research and development credit carryforwards of $12.0 million which we may use to reduce future taxable income or offset income taxes due. We have established a valuation allowance against the carrying value of these deferred tax assets. The tax loss and research and development credit carryforwards begin expiring in 2020. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Reductions in corporate tax rates may also reduce our ability to utilize the NOLs. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo a future ownership change then our ability to use our NOLs and credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

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

The market for technology companies like us has experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors also affect the trading price of our common stock, often regardless of our actual operating performance. Securities class-action litigation is often instituted against companies whose stock prices have declined, as it has been against us. That litigation has already resulted in substantial costs and a diversion of management’s attention and resources, and those costs and diversion could escalate significantly. For further information regarding this litigation risk, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

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

If the 2019 Notes are converted by holders, we have the ability under the indenture for the 2019 Notes to deliver cash, common stock or any combination of cash or common stock, at our election upon conversion of the 2019 Notes. If we elect to deliver common stock upon conversion of the 2019 Notes, then doing so will dilute the ownership interests of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Anticipated future conversions of such 2019 Notes into shares of our common stock could depress the price of our common stock. Certain holders of the 2019 Notes may also engage in short selling to hedge their position in the 2019 Notes, which could decrease the price of our common stock.

Additionally, in connection with the issuance of the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped call transactions are generally designed to reduce potential dilution to our common stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in the market price of our common stock.

For more information on the 2019 Notes and the capped call transactions, see Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

As of March 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 36.2% of our capital stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

On April 20, 2020, we entered into an unsecured promissory note, or the PPP Note, through Silicon Valley Bank under the Paycheck Protection Program, or PPP, a program administered by the Small Business Administration, or SBA, and established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The PPP Note had an aggregate principal amount of approximately $5.8 million, and we received the loan proceeds on April 22, 2020.

On April 23, 2020, the SBA issued guidance that substantially narrowed the ability of public companies to participate in the PPP program. We applied for the PPP program in good faith. However, considering the SBA’s new guidance, on April 24, 2020, we informed Silicon Valley Bank that we will repay the PPP Note in full as soon as possible.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

99.1	Promissory Note, dated April 20, 2020, from the Registrant to Silicon Valley Bank				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Impinj, Inc.

Date: April 27, 2020	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)