Form 10-Q
period 2020-06-30
IMPINJ INC
filed 2020-07-30
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 17,2020, 22,855,297 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$97,488	$66,898
Short-term investments	23,419	49,597
Accounts receivable, net	15,454	23,735
Inventory	37,091	34,153
Prepaid expenses and other current assets	1,785	2,386
Total current assets	175,237	176,769
Property and equipment, net	16,294	17,442
Operating lease right-of-use assets	15,170	16,501
Other non-current assets	701	453
Goodwill	3,881	3,881
Total assets	$211,283	$215,046
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$4,473	$5,600
Accrued compensation and employee related benefits	4,922	5,859
Accrued liabilities	10,613	3,755
Current portion of operating lease liabilities	3,546	3,380
Current portion of deferred revenue	819	551
Other current liabilities	76	352
Total current liabilities	24,449	19,497
Long-term debt, net of current portion	52,669	50,876
Operating lease liabilities, net of current portion	17,082	18,907
Long-term liabilities — other	608	314
Deferred revenue, net of current portion	225	213
Total liabilities	95,033	89,807
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 22,786 and 22,217 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	23	22
Additional paid-in capital	400,772	387,926
Accumulated other comprehensive income	58	34
Accumulated deficit	(284,603)	(262,743)
Total stockholders' equity	116,250	125,239
Total liabilities and stockholders' equity	$211,283	$215,046

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$26,457	$38,190	$74,279	$71,253
Cost of revenue	13,497	19,774	39,925	36,964
Gross profit	12,960	18,416	34,354	34,289
Operating expenses:
Research and development	10,661	8,773	21,718	17,334
Sales and marketing	6,123	8,188	13,613	16,737
General and administrative	12,446	5,455	18,688	11,150
Total operating expenses	29,230	22,416	54,019	45,221
Loss from operations	(16,270)	(4,000)	(19,665)	(10,932)
Other income, net	126	309	535	630
Interest expense	(1,349)	(421)	(2,661)	(850)
Loss before income taxes	(17,493)	(4,112)	(21,791)	(11,152)
Income tax expense	(41)	(46)	(69)	(74)
Net loss	$(17,534)	$(4,158)	$(21,860)	$(11,226)

Net loss per share — basic and diluted	$(0.77)	$(0.19)	$(0.97)	$(0.52)
Weighted-average shares outstanding — basic and diluted	22,716	21,709	22,564	21,626

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(17,534)	$(4,158)	$(21,860)	$(11,226)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(47)	27	24	43
Total other comprehensive income (loss)	(47)	27	24	43
Comprehensive loss	$(17,581)	$(4,131)	$(21,836)	$(11,183)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(21,860)	$(11,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,294	2,417
Stock-based compensation	9,818	7,020
Accretion of discount or amortization of premium on short-term investments	19	(362)
Amortization of debt issuance costs and debt discount	1,793	35
Changes in operating assets and liabilities:
Accounts receivable	8,281	(2,798)
Inventory	(2,938)	6,815
Prepaid expenses and other assets	364	467
Deferred revenue	280	267
Accounts payable	(1,229)	798
Accrued compensation and employee related benefits	(937)	(1,429)
Operating lease right-of-use assets	1,331	868
Operating lease liabilities	(1,659)	(1,490)
Accrued liabilities and other liabilities	7,252	459
Net cash provided by operating activities	2,809	1,841
Investing activities:
Purchases of investments	(5,103)	(36,569)
Proceeds from maturities of investments	31,275	37,794
Purchases of property and equipment	(1,237)	(799)
Net cash provided by investing activities	24,935	426
Financing activities:
Principal payments on finance lease obligations	(183)	(283)
Payments on term and equipment loans	—	(4,222)
Proceeds from term loans, net of debt issuance costs	—	3,991
Proceeds from exercise of stock options and employee stock purchase plan	3,029	2,870
Net cash provided by financing activities	2,846	2,356
Net increase in cash and cash equivalents	30,590	4,623
Cash and cash equivalents
Beginning of period	66,898	17,530
End of period	$97,488	$22,153

Supplemental disclosure of non-cashflow information:
Cash paid for interest	$858	$787
Purchases of property and equipment not yet paid	464	112

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239
Issuance of common stock	460	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,221	—	—	5,221
Net loss	—	—	—	(4,326)	—	(4,326)
Other comprehensive income	—	—	—	—	71	71
Balance at March 31, 2020	22,677	23	395,160	(267,069)	105	128,219
Issuance of common stock	109	—	1,015	—	—	1,015
Stock-based compensation	—	—	4,597	—	—	4,597
Net loss	—	—	—	(17,534)	—	(17,534)
Other comprehensive loss	—	—	—	—	(47)	(47)
Balance at June 30, 2020	22,786	$23	$400,772	$(284,603)	$58	$116,250

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	21,492	$21	$337,627	$(239,756)	$(9)	$97,883
Issuance of common stock	135	1	1,862	—	—	1,863
Stock-based compensation	—	—	3,477	—	—	3,477
Net loss	—	—	—	(7,068)	—	(7,068)
Other comprehensive income	—	—	—	—	16	16
Balance at March 31, 2019	21,627	22	342,966	(246,824)	7	96,171
Issuance of common stock	134	—	1,049	—	—	1,049
Stock-based compensation	—	—	3,543	—	—	3,543
Net loss	—	—	—	(4,158)	—	(4,158)
Other comprehensive income	—	—	—	—	27	27
Balance at June 30, 2019	21,761	$22	$347,558	$(250,982)	$34	$96,632

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. Certain immaterial amounts on our condensed consolidated balance sheets in prior period have been reclassified to conform with current period presentation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2019 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on March 2, 2020. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position, results of operations, and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales incentives, estimated costs to complete development contracts, deferred revenue, inventory excess and obsolescence, income taxes, determination of the fair value of stock awards and compensation and employee-related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. Covid-19 has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board, or FASB, issued guidance on the measurement of credit losses on financial instruments. This guidance requires measurement and recognition of expected credit losses for financial assets held at amortized cost. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We adopted this standard on January 1, 2020 and the adoption of this guidance did not materially impact our financial positions, results of operations or cash flows.

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

We derive the majority of our accounts receivables from sales to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, as well as to distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of June 30, 2020 and December 31, 2019.

Inventory

We recorded $2.7 million in inventory excess and obsolescence charges for the three months ended March 31, 2020, which accounted for a majority of these charges for the six months ended June 30, 2020. The charges, which reduced the inventory value of the impacted products to zero, relate primarily to decreased demand for endpoint ICs and gateways specifically designed for European applications. This demand decrease was due to (1) the European Commission allocating additional RAIN spectrum in a new frequency band and (2) Covid-19’s impact on EU businesses, the latter especially in the EU retail industry. We expect future demand to be met by newer endpoint IC and gateway products. Inventory excess and obsolescence charges to gross margin were not material for the three and six months ended June 30, 2019 and for the three months ended June 30, 2020.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$88,508	$—	$88,508	$45,663	$—	$45,663
Total cash equivalents	88,508	—	88,508	45,663	—	45,663
Short-term investments:
U.S. government agency securities	—	17,648	17,648	—	32,323	32,323
Corporate notes and bonds	—	4,773	4,773	—	13,305	13,305
Commercial paper	—	998	998	—	3,969	3,969
Total short-term investments	—	23,419	23,419	—	49,597	49,597
Total	$88,508	$23,419	$111,927	$45,663	$49,597	$95,260

We did not have any Level 3 assets as of June 30, 2020 or December 31, 2019. We did not measure any liabilities at fair value as of June 30, 2020 or December 31, 2019. The gross unrealized gains or losses on cash equivalents and short-term investments as of June 30, 2020 or December 31, 2019 were not material.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$4,366	$5,579
Work-in-process	13,240	7,485
Finished goods	19,485	21,089
Total inventory	$37,091	$34,153

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock options activity for the six months ended June 30, 2020 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2019	3,262
Granted	575
Exercised	(250)
Forfeited or expired	(163)
Outstanding at June 30, 2020	3,424
Vested and exercisable at June 30, 2020	1,485

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the six months ended June 30, 2020 (in thousands):

	Number of Underlying Shares
	RSUs	PSUs
Outstanding at December 31, 2019	509	252
Granted	522	—
Vested	(29)	(243)
Forfeited	(43)	(9)
Outstanding at June 30, 2020	959	—

We granted PSUs in 2019 under our annual bonus program to our senior executives and other bonus-eligible employees. The number of PSUs that ultimately vested depended on us attaining a financial metric for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors approved achievement of the financial metric, vesting 243,000 shares in first-quarter 2020.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$176	$159	$383	$303
Research and development expense	1,640	1,240	3,661	2,311
Sales and marketing expense	1,204	1,116	2,572	2,406
General and administrative expense	1,577	1,028	3,202	2,000
Total stock-based compensation expense	$4,597	$3,543	$9,818	$7,020

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $10.1 million of inventory as of June 30, 2020.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2020, we have $5.4 million of contingent liabilities included in accrued liabilities on our condensed consolidated balance sheets. As of December 31, 2019, we had not recorded any such liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Federal Securities Class Actions

On August 7, 2018, a class-action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Central District of California against us, our chief executive officer and former chief operating officer. Captioned Schultz v. Impinj, Inc., et al, the complaint, purportedly brought on behalf of all purchasers of our common stock from May 7, 2018 through and including August 2, 2018, asserted claims that our quarterly statement filed on Form 10-Q for first-quarter 2018 and a concurrent press release made false or misleading statements about our business prospects and financial condition. The complaint sought monetary damages, costs and expenses. On October 3, 2018, the plaintiff voluntarily dismissed this complaint.

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

On March 19, 2019, we filed a motion to dismiss the consolidated amended complaint, and on October 4, 2019, the court entered an order granting in part and denying in part the motion. The court dismissed the Section 10(b) claim against our former chief operating officer, dismissed product-capability-related allegations against our former chief financial officer, and dismissed allegations that defendants made false or misleading statements concerning increasing demand prior to first-quarter 2017. The court denied the motion as to all other claims and defendants.

On July 9, 2020, following a private settlement mediation with lead plaintiff in the federal securities class actions and plaintiff in the New York State securities class action discussed below, the parties in both actions executed a stipulation of settlement that resolves the claims asserted in both actions. The proposed settlement provides for a payment to the plaintiff class of $20.0 million. Our insurers will contribute approximately $14.6 million to the settlement, and we will contribute the remaining settlement amount of approximately $5.4 million. Accordingly, we recorded a provision of $5.4 million related to our estimated settlement amount to general and administrative expenses for the three and six months ended June 30, 2020. The proposed settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington.

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

As discussed above in connection with the Federal Securities Class Action, on July 9, 2020, the parties in both this action and the federal securities class actions executed a stipulation of settlement that resolves the claims in both actions. The proposed settlement is subject to preliminary, and, following notice to class members, final approval by the United States District Court for the Western District of Washington. Once the settlement is finally approved by the federal court, plaintiffs will dismiss this action with prejudice.

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

On July 10, 2020, following a private settlement mediation, the parties in this action executed a stipulation of settlement to settle and resolve the claims asserted in this consolidated derivative action. The proposed settlement requires us to implement certain corporate governance changes and the payment of up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. Our insurers will contribute the entire amount paid for attorneys’ fees and expenses. The proposed settlement is subject to preliminary and, following notice to shareholders, final approval by the United States District Court for the District of Delaware. On July 15, 2020, the court entered an order requesting that the parties file supplemental briefing in respect of their joint motion for preliminary approval of the settlement. These supplemental briefs are due August 5, 2020.

Patent Infringement Claims and Counterclaims

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP integrated circuit products infringed and continue to infringe numerous U.S. patents owned by us. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal. In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office against all of the patents we accuse NXP of infringing in our Northern District of California case and two additional patents. On March 30, 2020, the Northern District of California case was stayed pending the IPR proceedings for the patents in suit.

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

Note 6. Debt Facilities

Convertible Senior Notes

In December 2019, we issued convertible senior notes due 2026, or the 2019 Notes, in an aggregate principal amount of $86.3 million. The 2019 Notes are our senior unsecured obligations and are governed by the indenture for the 2019 Notes. The 2019 Notes accrue interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2020. Upon conversion, the 2019 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2019 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the indenture.

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

Certain convertible-debt instruments that may be settled in cash on conversion are required to be separated into a liability and an equity component. The total proceeds are first allocated to the liability component based on the fair value of a similar debt instrument without the conversion option. The remaining proceeds are allocated to the equity component and recognized in additional paid-in capital.

Accordingly, we separated the 2019 Notes into a liability and an equity component. We determined the fair value of the liability component to be $52.5 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument based on the expected term. We determined the borrowing rate to be 9.90% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to us. We recognized the excess of the principal amount of the 2019 Notes over the initial carrying amount of the liability component as a debt discount of $33.8 million and are amortizing it to interest expense over the expected term of the 2019 Notes using the effective interest rate method. We recorded the equity component of $33.8 million as additional paid-in capital, calculated as the difference between the total proceeds of $86.3 million and the initial carrying amount of the liability component. We will not remeasure the equity component as long as it continues to meet the conditions for equity classification.

As of June 30, 2020, the 2019 Notes were not yet convertible and the “if-converted value” did not exceed the remaining principal amount of the 2019 Notes.

We allocated the 2019 Notes total issuance costs of $2.8 million between liability and equity in the same proportion as the allocation of our total proceeds to liability and equity components. We amortize the issuance costs attributable to the liability component of $1.7 million to interest expense over the respective term of the 2019 Notes using the effective interest rate method. We netted the issuance costs attributable to the equity component of $1.1 million against the respective equity component in additional paid-in capital.

The effective interest rate on the liability component of the 2019 Notes is 10.21%. As of June 30, 2020, we have $77,000 of accrued interest related to the 2019 Notes included in accrued liabilities on our condensed consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of debt discount	$886	$—	$1,740	$—
Amortization of debt issuance costs	27	—	53	—
Cash interest expense	436	—	868	—
Total interest expense	$1,349	$—	$2,661	$—

Our estimated fair value of the 2019 Notes was $90.8 million and $87.0 million as of June 30, 2020 and December 31, 2019, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

June 30, 2020
Outstanding principal amount	86,250
Unamortized debt discount and debt issuance costs	(33,581)
Carrying value	52,669

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

PPP Note

On April 20, 2020, we entered into an unsecured promissory note, or the PPP Note, through Silicon Valley Bank under the Paycheck Protection Program, or PPP, a program administered by the Small Business Administration, or SBA, and established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The PPP Note had an aggregate principal amount of approximately $5.8 million, and we received the loan proceeds on April 22, 2020. On April 23, 2020, the SBA issued guidance that substantially narrowed the ability of public companies to participate in the PPP program. While we applied for the PPP program in good faith, considering the SBA’s new guidance, we repaid the PPP Note in full on April 30, 2020.

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs(a)
Single lease costs	$1,017	$1,056	$2,046	$2,102
Variable lease costs	456	481	883	900
Sublease income(b)	(475)	(468)	(950)	(935)
Total operating lease costs	$998	$1,069	$1,979	$2,067

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$2,374	$2,304

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.7	6.1
Weighted-average discount rate	6.8%	6.8%

The following table presents future lease payments under operating leases as of June 30, 2020 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2020	$2,381	$(697)	$1,684
2021	4,790	(1,414)	3,376
2022	4,650	(1,457)	3,193
2023	3,263	(123)	3,140
2024	3,219	—	3,219
Thereafter	6,729	—	6,729
Total lease payments	$25,032	$(3,691)	$21,341
Less: Imputed interest	(4,404)
Present value of lease liabilities	20,628
Less: Current portion of lease liabilities	(3,546)
Lease liabilities, net of current portion	$17,082

Note 8. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(17,534)	$(4,158)	$(21,860)	$(11,226)
Denominator:
Weighted-average shares outstanding — basic and diluted	22,716	21,709	22,564	21,626
Net loss per share — basic and diluted	$(0.77)	$(0.19)	$(0.97)	$(0.52)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2020	2019
Stock options	3,424	3,343
RSUs and PSUs	959	350
Employee stock purchase plan shares	54	72

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. Systems revenue includes sales of reader ICs, reader modules, readers, gateways and software. The following table presents our revenue by category for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Endpoint ICs	$18,545	$23,704	$52,220	$45,549
Systems	7,912	14,486	22,059	25,704
Total revenue	$26,457	$38,190	$74,279	$71,253

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on non-recurring engineering services contracts, represents revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$764	$834
Deferral of revenue	658	471
Recognition of deferred revenue	(378)	(204)
Balance at end of period	$1,044	$1,101

We recognized $371,000 of revenue related to amounts included in deferred revenue as of December 31, 2019 for the six months ended June 30, 2020. We recognized $132,000 of revenue related to amounts included in deferred revenue as of December 31, 2018 for the six months ended June 30, 2019.

Note 11: Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 and will end in December 2020, unless we and Mr. Phelan mutually agree to extend the term by an additional 12 months. We recognized and paid $112,000 and $180,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and six months ended June 30, 2020, respectively.

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

•	the impact of Covid-19, including on macroeconomic conditions and our business, results of operations and financial condition;
•	our future financial performance, including our average selling prices, gross margins, liquidity and capital resources, as well as future macroeconomic conditions;
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

Our Business

Our vision is digital life for everyday items. We are driving a future in which everyday physical items are wirelessly connected to digital counterparts, or digital twins, in the cloud, and in which businesses and people engage with those everyday physical items via their digital twins. Our mission is to deliver a platform that powers that item-to-cloud connectivity and to enable developers to innovate Internet-of-Things, or IoT, applications on our platform. Today, we deliver the identity, location and authenticity of billions of physical items. We believe our future is delivering the identity, location and authenticity of trillions of everyday items and enabling those cloud-based digital twins, each storing an individual item’s ownership, history and links, and enabling ubiquitous access to them. We believe the item-to-cloud connectivity that we will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

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

Factors Affecting Our Performance

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, customers, end users, suppliers, business partners, operations, sales, product features and more.

Covid-19 engendered a 45% endpoint IC revenue decline from first to second-quarter 2020. The two key factors behind this decline were (i) $6.2 million in endpoint IC customer expedite requests from second to first-quarter 2020 due primarily to customer concerns about endpoint IC supply disruptions and (ii) endpoint IC customer reschedule requests from second to third- and fourth- quarters 2020 as a result of Covid-19’s negative impact on global retail apparel sales, which normally account for roughly two-thirds of our endpoint IC volumes.

Although global retail apparel sales may improve in second-half 2020, we expect global retail apparel sales to decline in 2020 versus 2019, and second-half 2020 endpoint IC volumes to be adversely impacted as our customers work to adjust channel inventory levels as a result of Covid-19. Forecasting endpoint IC volumes is inherently difficult, even under normal circumstances, because we sell our ICs through inlay partners, limiting our visibility to end-user demand. Covid-19, with its many uncertainties, exacerbates this forecasting difficulty. Additionally, Covid-19’s impact on the global economy is complicated by countries reopening at different rates, with some seeming to be able to manage subsequent outbreaks and others seeing infections surge. Covid-19 has also caused uncertain long-term shifts, positive and negative, in other industries important to us besides retail apparel, such as shipping and logistics. Consequently, although we expect Covid-19 to negatively impact our 2020 endpoint IC demand relative to our pre-Covid-19 expectations, we remain uncertain of the magnitude of the impact.

We see evidence of continued RAIN systems adoption, but the extent to which this adoption proceeds, or the degree to which it survives the negative impacts of Covid-19, is unclear. Covid-19 has caused delays in some planned systems deployments, in some cases due to businesses being closed by local regulations and in other cases by reduced or deferred capital expenditures. Those delays will impact our operating results in 2020 and potentially beyond. We also see some end users accelerating their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases Covid-19 can delay deployments for reasons of health and safety, product and labor availability, and store closures. Consequently, although we expect Covid-19 to impact our 2020 systems demand, we remain uncertain of the direction or the magnitude of the impact.

From an operations standpoint, in second-quarter 2020 Covid-19 caused some of our suppliers to temporarily shut down, operate at reduced capacity, or both. For the most part we successfully navigated these temporary closures and capacity shortfalls. We also navigated shipping challenges due to reduced transport capacity, but in some cases our shipping costs increased. By June 2020, our suppliers had mostly recovered to at least 90% of their pre-Covid-19 manufacturing capacity, but we have no guarantee they will be able to continue operating at near-normal capacity, nor any guarantee we will be able to continue mitigating the Covid-19 supply and shipping challenges. While we were able to fulfill all endpoint IC orders and most systems orders in second-quarter 2020, and while we believe we have sufficient inventory to satisfy endpoint IC demand in third-quarter 2020, given the uncertainty associated with Covid-19, there can be no assurance that we will be able to continue satisfying demand for our products in a cost-effective or timely manner in third-quarter 2020 or beyond.

Covid-19 has had other impacts on our business, such as delaying our Impinj M700 production ramp by more than two months. Although the M700 was in production by the end of second-quarter 2020, we see reduced demand, relative to our expectations, due to the above-mentioned overall endpoint IC demand decline.

Most of our facilities and employees are based in Seattle, where government restrictions to slow Covid-19’s spread have adversely impacted our business, albeit modestly. Nearly all our employees, other than those few whose essential functionality make it necessary to be in the office, are successfully working from home. We are striving to minimize Covid-19’s impact on our operations. However, our first priority is, and will continue to be, our employees’ health and safety. Covid-19 restrictions on travel have also adversely affected our business, again modestly, by slowing new-product launches and typical sales activities requiring travel. Similar to operations, there is no guarantee that Covid-19’s impact on our employees and business activities will remain modest. The increase in remote work relating to Covid-19 may result in operational failures due to changes in our normal business practices and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees' ability to work remotely, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with Covid-19, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

Despite Covid-19, we continue investing in research and development and the long-term end-user opportunities RAIN offers. Going forward, depending on the business impact from Covid-19, we may choose to slow or suspend our investments, for example in research and development, potentially impairing our ability to meet our long-term strategic objectives.

While we expect the effects of Covid-19 and our responses to it to negatively impact our results of operations, cash flows and financial position, the uncertainty over its duration and the severity of its epidemiological, economic and operational impacts mean we cannot reasonably estimate the magnitude of its financial impact. The extent to which Covid-19 impacts our results will depend on future developments that are unpredictable, including actions we and others need to take to contain its spread and reduce its impact on public health.

For more information on Covid-19, please refer to Part II, Item 1A (Risk Factors) of this report.

Investing in Growth

We have invested and plan to continue investing in research and development to enhance and extend our platform, including enhancing existing products, introducing new products and tightening the platform linkages between our product offerings. Our focus today is enhancing and expanding our endpoint ICs, reader ICs, readers and gateways for platform deployments in retail, supply chain and logistics and other industries.

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

While our long-term vision of investing for growth remains unchanged, Covid-19 introduces new uncertainty in our business. We continue to monitor the impacts of Covid-19 on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our products in multiple industries, but especially in the retail industry which is our largest market. Covid-19 has had, and is expected to continue to have, a materially adverse impact on the retail industry. In addition, Covid-19 may accelerate a long-term shift in consumer behavior away from physical stores and that may adversely impact demand for endpoint ICs over the longer term. The extent and duration to which Covid-19 will materially impact the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of market adoption, have also been impacted by Covid-19, although the ultimate impact on RAIN adoption and on our business is unclear. For example, the aviation industry, which had proposed widespread luggage tagging, has been negatively impacted by Covid-19. However, shipping and logistics providers have experienced an increase in demand which could positively impact RAIN adoption. See the section captioned “—Covid-19” for additional information.

The pace, scope and depth of end-user adoption, even without the impact of Covid-19, remains uncertain, potentially causing large fluctuations in our operating results. For example, in 2015 and 2016 several major retailers and brand owners initiated deployments that significantly increased our endpoint IC sales, exceeding our expectations and those of our industry’s analysts and lengthening our lead times. In 2017 we invested in internal endpoint IC inventory to reduce those lead times, meet forecasted demand and improve our ability to deliver in the event of continued demand growth. However, in second-half 2017 the endpoint IC growth rate slowed, which we believe was due to several factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. In response, we reduced our internal endpoint IC inventory in second-half 2018 and throughout 2019.

Given the uncertainties in our market, we cannot assure you that adoption will continue, we will have appropriate product inventory, we will not experience future product inventory shortfalls or overages, or the extent to which Covid-19 impacts our business. We also cannot assure you that we will be able to maintain or grow the market share of any of our products, as a result of insufficient inventory, Covid-19, competitors copying our products, competition generally or for a host of other reasons, many of which our outside of our control.

Regardless of the uneven pace of retail and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption. We recently introduced, and in second-quarter 2020 began shipping to customers our new Impinj M700 endpoint IC which offers significant performance advantages that we believe will foster adoption. However, Covid-19 delayed our M700 rollout and adoption, and further delays in production or qualification may impact market share at these and other deployments in the near term.

We also believe that expanding retail deployments foster RAIN adoption in other markets. For example, our reader and gateway sales in second-half 2017 and our gateway sales in 2019 exceeded our expectations due to supply-chain end users deploying shipment-verification and asset-tracking use cases that demand real-time fixed reading. However, as noted below, at the current stage of RAIN adoption our revenue could decline on a quarterly or annual basis due to fluctuations caused by large-scale deployments by a limited number of large end users.

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

Timing and Complexity of Customer Deployments

From 2010 to 2019, our endpoint IC sales volumes increased at a compounded annual growth rate of 28%, indicating growing adoption of RAIN-based solutions. However, the pace and scope of RAIN adoption has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half of 2018 and in 2019 (the latter albeit not at the same pace as in 2016), and then declined again in second-quarter 2020 due to Covid-19. Short-term demand will remain unpredictable in scope and timing. End users may eliminate or significantly reduce or delay spending on RAIN-based solutions to conserve cash in response to Covid-19. Longer term, we believe our opportunity and our market will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

Further, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Our systems business relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of 2019 total revenue from a North American systems customer in connection with a project-based gateway deployment. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us adequate notice, we may experience significant fluctuation in revenue on a quarterly or annual basis. We anticipate that uncertainty to continue to characterize our business for the foreseeable future. Notably, Covid-19 has caused delays in some of our pending global system deployments as system integrators, value-added resellers and their related end users’ business locations are temporarily closed, or work remotely, impacting our ability to replace project-based revenue from completed projects in a timely fashion.

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

System sales tend to be stronger in the fourth quarter of the calendar year than in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years.

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply as a result of Covid-19, the timing of large deployments as well as supply constraints, any or all of which can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the sections of this report captioned “—Covid-19” Part II, Item 1A (Risk Factors)

Inventory Supply

From time to time we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand, constrained supplier manufacturing capacity or product availability, fluctuations in our market or the global economy, changes in regulations or tariffs or for a host of other reasons. These inventory dynamics can impact some or all of our hardware products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially causing us to miss opportunities, lose market share or damage customer relationships, also adversely affecting our business. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Our existing ICs use 200mm and 300mm wafers, and some semiconductor industry analysts predict high 200mm wafer demand post Covid-19.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Revenue	$26,457	$38,190	$(11,733)	$74,279	$71,253	$3,026
Gross profit	$12,960	$18,416	$(5,456)	$34,354	$34,289	$65
Gross margin	49.0%	48.2%	0.8%	46.2%	48.1%	(1.9)%
Loss from operations	$(16,270)	$(4,000)	$(12,270)	$(19,665)	$(10,932)	$(8,733)

Three months ended June 30, 2020 compared with three months ended June 30, 2019

Revenue and gross profit decreased due to lower systems and endpoint IC revenue. Gross margin increased primarily due to product mix within endpoint IC, partially offset by lower leverage from comparable overhead on decreased revenue. Loss from operations increased primarily due to decreased gross profit and increased operating expenses primarily due to the proposed litigation settlement and related costs, increased stock-based compensation expense and non-settlement related legal fees.

In second-quarter 2020, we incurred $5.4 million of settlement and related costs in connection with the proposed litigation settlements of the class-action and related derivative lawsuits.

For further information on the proposed settlement and related costs, please refer to Note 5 to our condensed consolidated financial statements included elsewhere in this report.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Revenue increased primarily due to higher endpoint IC revenue, partially offset by lower systems revenue. Gross profit remained comparable to the prior period with increased revenue partially offset by higher excess and obsolescence charges recorded in first-quarter 2020. Gross margin decreased primarily due to a $2.7 million excess and obsolescence charge recorded in first-quarter 2020. Loss from operations increased primarily due to increased operating expenses on comparable gross profit. The increase in operating expenses is primarily due to the proposed litigation settlement and related costs described above and increased stock-based compensation expense.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Endpoint ICs	$18,545	$23,704	$(5,159)	$52,220	$45,549	$6,671
Systems	7,912	14,486	(6,574)	22,059	25,704	(3,645)
Total revenue	$26,457	$38,190	$(11,733)	$74,279	$71,253	$3,026

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

The Covid-19 impact to worldwide economies and the retail industry in particular; our future supply-chain uncertainties; the fact that we sell primarily through distribution and are at least one step removed from end users; and a host of other related uncertainties which change near-daily, make it difficult to forecast our revenue at this time.

Three months ended June 30, 2020 compared with three months ended June 30, 2019

Endpoint IC revenue decreased $5.2 million, due primarily to a $7.2 million decrease in shipment volumes, the latter due primarily to $6.2 million in customer expedite requests from second to first-quarter 2020 due, in part, to concerns about potential supply disruptions related to Covid-19 as well as a decrease in volume due to Covid-19’s negative impact on global retail apparel sales, which resulted in endpoint IC customer reschedule requests from second to third- and fourth-quarters 2020. This decrease was partially offset by a $2.1 million increase due to ASPs primarily related to higher product mix into industrial applications.

Systems revenue decreased $6.6 million, due primarily to decreases of $5.6 million in gateway revenue and $1.6 million in reader revenue, partially offset by a $633,000 increase in reader IC revenue. Gateway revenue decreased primarily due to decreased shipment volumes to a project-based deployment by a North American systems customer in the prior period; reader revenue decreased due to lower shipment volumes, in part caused by Covid-19 related delays in planned systems deployments; reader IC revenue increased primarily due to higher shipment volumes.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Endpoint IC revenue increased $6.7 million, due primarily to a $7.5 million increase in shipment volumes, partially offset by lower ASPs due to our annual price negotiations. The increase in shipment volumes was primarily due to growth in our customers’ underlying business before Covid-19’s negative impact on global retail apparel sales materialized in second-quarter 2020. We expect second-half 2020 endpoint IC sales to decrease over second-half 2019 as our customers work to adjust channel inventory levels as a result of Covid-19.

Systems revenue decreased $3.6 million, due primarily to decreases of $4.6 million in gateway revenue and $1.1 million in reader revenue, partially offset by a $1.7 million increase in reader IC revenue. Gateway revenue decreased primarily due to the project-based deployment described above; reader revenue decreased primarily due to lower shipment volumes, in part caused by Covid-19 related delays in planned systems deployments; reader IC revenue increased primarily due to higher shipment volumes.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Cost of revenue	$13,497	$19,774	$(6,277)	$39,925	$36,964	$2,961
Gross profit	$12,960	$18,416	$(5,456)	$34,354	$34,289	$65
Gross margin	49.0%	48.2%	0.8%	46.2%	48.1%	(1.9)%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, reader modules, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on mix of endpoint IC and systems revenue, underlying product margins driven by changes in ASPs or costs, as well as from inventory excess and obsolescence charges.

Three months ended June 30, 2020 compared with three months ended June 30, 2019

Gross profit decreased primarily due to lower systems and endpoint IC revenue. Gross margin increased primarily due to product mix within Endpoint IC, partially offset by lower leverage from comparable overhead on decreased revenue.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Gross profit remained comparable to the prior period as increased revenue was partially offset by higher excess and obsolescence charges recorded in first-quarter 2020. Gross margin decreased primarily due to the $2.7 million excess and obsolescence charges recorded in first-quarter 2020. The charges, which reduced the inventory value of the impacted products to zero, relate primarily to decreased demand for endpoint ICs and gateways specifically designed for European applications. This demand decrease was due to (1) the European Commission allocating additional RAIN spectrum in a new frequency band and (2) Covid-19’s impact on EU businesses, the latter especially in the EU retail industry. We expect future demand to be met by newer endpoint IC and gateway products.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Research and development	$10,661	$8,773	$1,888	$21,718	$17,334	$4,384

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

Three months ended June 30, 2020 compared with three months ended June 30, 2019

Research and development expense increased $1.9 million, primarily due to increases of $903,000 in personnel expenses from increased headcount, $400,000 in stock-based compensation expense from higher headcount and an increased number of stock options and RSUs and $379,000 in external consulting fees.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Research and development expense increased $4.4 million, primarily due to increases of $1.8 million in personnel expenses from higher headcount, $1.4 million in stock-based compensation expense from higher headcount and an increased number of stock options and RSUs, $428,000 in product development costs and $402,000 in external consulting fees.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Sales and marketing	$6,123	$8,188	$(2,065)	$13,613	$16,737	$(3,124)

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

Three months ended June 30, 2020 compared with three months ended June 30, 2019

Sales and marketing expense decreased $2.1 million, primarily due to decreases of $1.7 million in personnel expenses from  lower headcount and lower commissions as a result of decrease and mix of revenue and $420,000 in travel expense due to Covid-19.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Sales and marketing expense decreased $3.1 million, primarily due to decreases of $2.9 million in personnel expenses due to lower headcount and lower commissions due to revenue mix and $616,000 in travel expense due to Covid-19.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
General and administrative	$12,446	$5,455	$6,991	$18,688	$11,150	$7,538

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

Three months ended June 30, 2020 compared with three months ended June 30, 2019

General and administrative expense increased $7.0 million, primarily due to increases of $5.4 million in the proposed litigation settlement and related costs described above, $898,000 in non-settlement related legal fees, and $549,000 in stock-based compensation expense from an increased number of stock options and RSUs.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

General and administrative expense increased $7.5 million, primarily due to increases of $5.4 million in the proposed litigation settlement and related costs described above, $1.2 million in stock-based compensation expense from an increased number of stock options and RSUs and $638,000 in non-settlement related legal fees.

Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Other income, net	$126	$309	$(183)	$535	$630	$(95)

Other income, net for the three and six months ended June 30, 2020 remained comparable to the prior periods.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Interest expense	$1,349	$421	$928	$2,661	$850	$1,811

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

Interest expense increased $928,000 and $1.8 million for the three and six months ended June 30, 2020, respectively, primarily due to an increase in amortization of debt discount related to our subordinated convertible notes, or the 2019 Notes. For further information on the 2019 Notes, please refer to Note 6 to our condensed consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Income tax expense	$41	$46	$(5)	$69	$74	$(5)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense remained comparable for the periods stated above.

Non-GAAP Financial Measures

Our key non-GAAP performance measures include adjusted EBITDA and non-GAAP net income (loss), as defined below. We use adjusted EBITDA and non-GAAP net income (loss) as key measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe these measures provides useful information for period-to-period comparisons of our business to allow investors and others to understand and evaluate our operating results in the same manner as it does for our management and board of directors. Our presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP, and our non-GAAP measures may be different from similarly termed non-GAAP measures used by other companies.

Adjusted EBITDA

We define adjusted EBITDA differently in this report than we have previously, by excluding proposed litigation settlements of class-action and derivative lawsuits including related costs, such as that we incurred in second-quarter 2020. Our consequent definition of adjusted EBITDA is net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; other income, net; interest expense; loss on debt extinguishment; and income tax benefit (expense). We have excluded settlement and related costs because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performances. Excluding the settlement and related costs does not impact adjusted EBITDA previously reported for prior periods.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net loss	$(17,534)	$(4,158)	$(13,376)	$(21,860)	$(11,226)	$(10,634)
Adjustments:
Other income, net	(126)	(309)	183	(535)	(630)	95
Interest expense	1,349	421	928	2,661	850	1,811
Income tax expense	41	46	(5)	69	74	(5)
Depreciation	1,126	1,262	(136)	2,294	2,417	(123)
Stock-based compensation	4,597	3,543	1,054	9,818	7,020	2,798
Settlement and related costs	5,359	—	5,359	5,359	—	5,359
Adjusted EBITDA	$(5,188)	$805	$(5,993)	$(2,194)	$(1,495)	$(699)

 Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) differently in this report than we have previously, by excluding proposed litigation settlements of class-action and derivative lawsuits including related costs, such as that we incurred in second-quarter 2020. Our consequent definition of non-GAAP net income (loss) is net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; amortization of debt discount related to the equity component of our convertible notes; and prepayment penalty on debt extinguishment. We have revised the prior period non-GAAP net income (loss) to conform to our current period presentation. Excluding settlement and related costs did not impact non-GAAP net income previously reported for prior periods.

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net loss	$(17,534)	$(4,158)	$(13,376)	$(21,860)	$(11,226)	$(10,634)
Adjustments:						-
Depreciation	1,126	1,262	(136)	2,294	2,417	(123)
Stock-based compensation	4,597	3,543	1,054	9,818	7,020	2,798
Amortization of debt discount	886	—	886	1,740	—	1,740
Settlement and related costs	5,359	—	5,359	5,359	—	5,359
Non-GAAP net income (loss)	$(5,566)	$647	$(6,213)	$(2,649)	$(1,789)	$(860)

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $120.9 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $150.8 million as of June 30, 2020.

Historically, we have funded our operations primarily through cash generated from operations and by issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2020, our principal use of cash is capital expenditures and funding operations to capture our market opportunity.

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

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$2,809	$1,841
Net cash provided by investing activities	24,935	426
Net cash provided by financing activities	2,846	2,356

Operating Cash Flows

For the six months ended June 30, 2020, we generated $2.8 million of net cash from operating activities. These net cash proceeds were primarily driven by $10.7 million of working capital contribution, partially offset by $7.9 million of a net loss adjusted for non-cash items. The working capital contribution was primarily due to higher cash collections in accounts receivable based on higher first-quarter 2020 revenue and an increase in accrued liabilities related to the proposed litigation settlement and related-costs, partially offset by higher inventory purchases.

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

Investing Cash Flows

For the six months ended June 30, 2020, we generated $24.9 million of net cash from investing activities. These net cash proceeds were primarily driven by investment maturities of $31.3 million, partially offset by investment and equipment purchases of $5.1 million and $1.2 million, respectively.

For the six months ended June 30, 2019, we generated $426,000 of net cash from investing activities. The net cash proceeds were driven by investment maturities of $37.8 million. These maturities were partially offset by investment and equipment purchases of $36.6 million and $799,000, respectively.

Financing Cash Flows

For the six months ended June 30, 2020, we generated $2.8 million of net cash from financing activities. These net cash proceeds primarily comprised $3.0 million from exercised stock options and our employee stock purchase plan.

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

Contractual Obligations

The following table reflects a summary of our contractual obligations as of June 30, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
2019 Notes (1)	$97,463	$1,725	$3,450	$3,450	$88,838
Operating lease obligations
Operating lease obligations	25,032	4,811	8,711	6,438	5,071
Sublease income	(3,691)	(1,393)	(2,298)	—	—
Net operating lease commitments	21,341	3,418	6,413	6,438	5,071
Purchase commitments (2)	11,169	11,169	—	—	—
Total	$129,973	$16,312	$9,863	$9,888	$93,909
(1)	2019 Notes include $11.2 million of interest payments.
(2)	Purchase commitments consist primarily of non-cancelable commitments to purchase $10.1 million of inventory as of June 30, 2020, as well as non-cancelable software license agreements with vendors.

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

We had cash, cash equivalents and short-term investments of $120.9 million as of June 30, 2020. Our investments are exposed to market risk due to the fluctuation in prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Our 2019 Notes have a fixed interest rate, thus a hypothetical 100 basis point change in interest rates would not impact our interest expense under the 2019 Notes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2020.

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

Stockholder Litigation

Between July 2018 and June 2020, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information on these complaints, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

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

Covid-19 has already created significant worldwide economic volatility, uncertainty and disruption, and these effects are highly likely to persist for some time. Covid-19 has already, and will likely continue to, adversely affect our financial position, results of operations, cash flows and future business prospects. Our Covid-19 risks include but are not limited to:

•	decreased product demand given the general decline in business activity globally, particularly in the retail industry, as well as overall delays in RAIN market adoption;
•	decreased visibility into market demand and consequent challenges in effectively managing our inventory;
•	partner-requested preordering or rescheduling as a result of supply concerns which could increase channel inventory;
•	decreased gross margins due to increased manufacturing and shipping costs and increased excess and obsolescence charges;
•	increased bad-debt expense and reduced cash flow as customers and end-users delay or default on payments;
•	work and shipping-related restrictions affecting key suppliers’ ability to produce, process and deliver our products;
•	increased operating costs such as those associated with work-from-home edicts and increased legal and regulatory demands;
•	delays in customer pilots which could delay project-based deployments;
•	partner and/or end-user bankruptcies or defaults which could reduce demand for our products worldwide or supplier bankruptcies which could reduce our ability to meet customer demand;
•	delays in research and development efforts which could delay new product introductions or product enhancements;
•	inability to engage in in-person sales and market activities, which could reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a prolonged work-from-home environment.

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

The RAIN market is relatively new and, to a large extent, unproven. RAIN technology and product adoption, including that of our products and platform, will depend on numerous factors, including:

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN endpoint IC adoption accelerated rapidly in 2016, which resulted in longer lead times. We invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in second-half 2017 and early 2018, the growth rate in endpoint IC shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. In first-quarter 2020, we saw another endpoint IC demand increase, we believe in part due to customer concerns about global supply in light of Covid-19. We did not see that demand increase continue into second-quarter 2020, but instead saw demand decline as our inlay partners saw their inlay demand decline and began reducing the endpoint IC inventory they built in first -quarter 2020. You should expect Covid-19 to impact future demand for endpoint ICs in ways we cannot anticipate today.

The pace of RAIN adoption depends on prospective customers’ knowledge of our products and our ability to convey to them the value of using our RAIN platform over other technologies. End users and our prospective customers may not be familiar with our products or RAIN in general, or may use other products and technologies to identify, locate, authenticate, engage, track and prevent loss of their items. Additionally, even if prospective customers are familiar with RAIN, our products or our platform, a negative perception of, or experience with, RAIN or a competitor’s RAIN products may deter them from adopting RAIN or our products or platform. Before they adopt RAIN, businesses, government agencies and other organizations may need education on the benefits of using RAIN in their operations, and how they outweigh the costs, including potentially significant costs of modifying or replacing existing systems and processes. These educational efforts may not be successful, and organizations may decide that the costs of adopting RAIN outweigh the benefits or may decide to defer near-term RAIN adoption in favor of a more advanced or comprehensive future deployment. Failure of organizations to adopt RAIN generally, and our products and platform specifically, for any reason will hurt the development of our market and, consequently, impair our business and prospects.

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

Our financial performance depends on the pace, scope and depth of end-user adoption of our products in multiple industries, especially in the retail industry, which is our largest market and which we believe has been a leading indicator of overall RAIN market adoption. Retailers that have a primarily physical presence in the marketplace have experienced financial stress in recent periods. Many of these retailers have deployed RAIN to improve their competitiveness; however, if they fail to compete effectively, the number of stores they maintain, and thus the scope of their RAIN deployments, may decrease significantly. Covid-19, which has caused widespread store closures, has had, and is expected to continue to have, a materially adverse impact on the retail industry. In addition, Covid-19 may accelerate a long-term shift in consumer behavior away from physical stores which may adversely impact demand for our products over the longer term. Further, many companies have announced plans to reduce or defer capital expenditures in response to Covid-19-related business impacts. The extent and duration to which Covid-19 will materially impact the retail industry is unclear, as is the extent to which it will impact our product sales.

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

We expect end users to deploy our platform in sectors beyond retail, including, for example in supply chain and logistics, aviation and automotive. Many of these industries, and aviation in particular, have been materially and adversely impacted by Covid-19. The aviation industry has experienced a precipitous drop in fliers which has resulted in significant financial stress. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these sectors, or if participants in these sectors delay or forgo RAIN investments in response to Covid-19 or otherwise, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $21.9 million for the six months ended June 30, 2020 and an accumulated deficit of $284.6 million as of June 30, 2020. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and maintaining or growing our market share. We expect significant expenditures to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest more in the opportunity in the short term to grow the market and our market share, to reduce costs, to improve our efficiencies or to shorten our supply chain, over a longer term. If we fail to increase our revenue or manage our expenses, or if our short-term investments in growing the market or our market share do not succeed, we may not attain or sustain profitability in the future.

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

Historically, we have had limited success in accurately predicting future sales of our products and platform for several reasons. End users drive demand for our products, but we sell nearly all our products through channel partners so our ability to determine and forecast end-user demand is limited. We rely on our channel partners to integrate our RAIN-based systems products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Also, RAIN-based systems in general often involve time-consuming proofs-of-concepts and other time-consuming steps such as designing and implementing new business processes, which make sales of our system products difficult to forecast. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

Our history in recent years reflects the volatility of our sales and limitations in our ability to accurately forecast them. Our 2016 endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large-scale end-user deployments. However, in part of 2017 and 2018, the pace of growth in endpoint IC unit-volume shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Due to shorter lead times for our endpoint ICs in 2018 and 2019 relative to prior years, we were, prior to Covid-19, increasingly receiving orders and shipping the ordered products within the same quarter. Shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Additionally, customer orders for readers and gateways were generally weighted toward the end of a quarter. Covid-19 has recently introduced even greater uncertainty as the business impact of the pandemic is unprecedented and its full scope and duration are inherently unpredictable.

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

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results and revenue include:

•	the impact of Covid-19 on macroeconomic conditions, our business and our customers, end-users, suppliers and other business partners;
•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the availability or supply of our products;
•	variations in the quality of our products and return rates;
•	delays in new-product introductions;
•	decreases in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or to Impinj’s products or platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

A substantial portion of our operating expenses are fixed for the short term, and as a result, fluctuations in revenue or unanticipated expenses can have a material and immediate impact on our profitability and negatively affect our operating results, which could cause the price of our common stock to decline.

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

Some of our customers have policies requiring diverse supplier bases to enhance competition and, consequently, maintain multiple RAIN product providers. Consequently, they tend to avoid purchasing exclusively from us or promoting our brand. Our ability to increase order sizes from these customers and maintain or increase our market share is constrained by these policies. In addition, any decline in quality or availability of our products or any increase in the number of suppliers that such a customer uses may decrease demand for our products and adversely affect our operating results, business and prospects

In short, as the RAIN market develops, we will face ever increasing competition from new or newly enhanced products from our existing competitors, or from entirely new competitors in our market. These competitors may have, or may develop, processes or product designs that will enable them to offer more competitive products than ours. Any failure to compete successfully will materially adversely affect our business, prospects, operating results and financial condition.

Downturns in the industries we serve, particularly retail, may adversely affect our business.

We, and many of our customers and end users of our products, including many significant retailers, are vulnerable to economic downturns and have had difficulty in the past accurately forecasting and planning future business activities. A downturn in the retail industry could disproportionately affect us because retail comprises a significant portion of the RAIN end market and demand. Retail store shutdowns due to Covid-19 have already reduced demand for our products worldwide, and that impact may continue for the foreseeable future.

The economic downturn associated with Covid-19 presents an unprecedented challenge. It has already reduced demand for certain endpoint IC and gateway products we previously developed and built for the EU retail market. That impact, compounded by the expansion of EU spectrum into a new band, caused us to take a $2.7 million one-time excess and obsolescence charge in first-quarter 2020. We expect future demand, when it returns, to be met by newer endpoint ICs and gateways.

Volatile economic conditions in the near and medium term could also cause our customers or end users to reduce their capital-expense budgets, which could slow RAIN adoption and delay deployment of our products, thereby decreasing opportunities and sales. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets, as a result of Covid-19 or otherwise. If the global economy and markets in which we operate worsen, our business will likely be materially and adversely affected.

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

For a variety of reasons, manufacturing capacity may not be available when we need it or at reasonable prices, which may result in us not being able to satisfy demand for our products fully or may distort demand. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Some semiconductor industry analysts predict high 200mm wafer demand again in 2021. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy customer demand, causing some customers to purchase competing products even as we increased production. As yet another example, in 2020, the Malaysian factories that produce our readers and gateways and post-process certain of our endpoint ICs were shut down for approximately three weeks due to Covid-19-related public health measures. These kinds of product shortages may result in decreased sales and possible market share losses as our customers purchase competitive products, or alternatively, artificially inflated sales in near-term periods as customers overbuy products and sales declines in future periods as they consume their accumulated inventory.

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

Covid-19 has caused travel and work restrictions worldwide and the supply of some of our products is, and remains, disrupted. Moreover, shipping services have been adversely affected in most markets, reducing our ability to obtain timely delivery of products at reasonable cost. We have worked, and are continuing to work, to mitigate these disruptions particularly with respect to our products in highest demand, but the scope and duration of these disruptions are unpredictable and supply disruptions could materially and negatively affect our operating results and business performance.

If our suppliers fail to manufacture our products at reasonable prices or with satisfactory quality levels, then our ability to bring those products to market and our reputation could suffer. If supplier capacity diminishes, whether from closures, bankruptcy, capacity allocation, in response to Covid-19, catastrophic loss of facilities or otherwise, we could have difficulty fulfilling orders, our revenue could decline and our growth prospects could be impaired. We anticipate needing three to 18 months to transition our assembly services or foundries to new providers. Such a transition would likely require a qualification process by our customers or end users, which could also adversely affect our ability to sell our products and our operating results. Moreover, in the event of a suspected quality issue, the process of testing suspect products and diagnosing and fixing defects could be time consuming and costly and could constrain our ability to supply customers with products.

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

Recent Covid-19 related work-at-home restrictions have affected our ability to pursue research and development efforts at a normal pace and have delayed new-product developments and enhancements. Although our newest endpoint IC family, the Impinj M700, was in production by the end of second-quarter 2020, Covid-19 delayed the M700’s production ramp by more than two months. These delays negatively affected our business and financial performance, and may materially and negatively affect our business and financial performance in the future.

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

We sell our endpoint ICs directly to inlay and tag OEMs and ODMs. In 2019, sales to tag OEMs Avery Dennison and Smartrac accounted for 19% and 12% of our total revenue, respectively. In March 2020, Avery Dennison closed its acquisition of Smartrac’s transponder, or RFID inlay, segment. The consequent sales concentration to a smaller number of tag OEMs lowers our bargaining power and increases the risk that our pricing or sales could decline based on aggressive pricing or sales measures taken by our competitors or our own failure to compete effectively.

We sell our reader ICs and reader modules to reader OEMs and ODMs, and our readers, gateways and software to VARs and SIs, primarily through distribution. We have experienced in the past and may again experience in the future purchasing delays or disruptions by some of these channel partners due to conditions within their organizations that are independent of market demand for our products or the RAIN market generally. For example, Covid-19 has caused delays in some of our pending system deployments as SIs and VARs and their related end-users’ business locations are closed as a result of government travel and business restrictions, impacting our ability to replace project-based revenue from completed projects.

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

We engage with large enterprises to adopt our RAIN solutions in large projects that make our revenues and operating results more volatile than they would be without these large projects. These large projects, often involving sizable purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. For example, we generated 14% of 2019 total revenue from a North American systems customer. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us with adequate notice, our sales could decline significantly from period to period and harm our stock price as a result.

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

To continue our growth, we are investing in our relationships with SIs, VARs and software solution providers that have product offerings that complement our platform and through which we will fulfill sales. Our business will be harmed if we fail to successfully develop and implement such strategic relationships. For example, our operating results may suffer if our efforts towards developing go-to-market relationships consume resources and incur costs, but do not result in a commensurate increase in revenue. In addition, such relationships may involve exclusivity provisions, additional levels of distribution, discount pricing or investments in other companies. The cost of developing and maintaining such relationships may go unrecovered or unrewarded and our efforts may not generate a correspondingly significant increase in revenue.

Selling prices of our products could decrease substantially, which could have a material adverse effect on our revenue and gross margins.

Historically, our market has experienced price erosion. The average selling price, or ASP, of our products has decreased as the RAIN market has developed. We may experience substantial fluctuations in future operating results due to further ASP reductions.

From time-to-time we reduce the selling prices of our products to meet end-user demands or to respond to market pressure from our competition. For example, during the second half of 2017, competitive pressures led to larger ASP declines for our endpoint ICs than we saw in previous quarters. As the market has grown, we have generally seen competitive pressures increase. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. We expect to do so again in the future. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs, then our revenue and gross margins will suffer. Further, our customers may be slow to migrate to new, higher margin products. Some competitors have significantly greater resources than we have and may be better able to absorb the negative impact on operating results as a result of such trends.

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

We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. Because many RAIN products are used in or imported into the United States, we have historically focused on filing U.S. patent applications. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate and have a small number of foreign patent applications and issued and allowed foreign patents. Regardless, some of our products and technologies may not be covered adequately by any patent, patent application, trademark, copyright, trade secret or domain name. Also, effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the United States.

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

In June 2019 we filed a filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and a subsidiary of NXP, in the U.S. District Court for the Northern District of California. Our complaint alleges that certain NXP endpoint ICs infringed and continue to infringe numerous U.S. patents we own. We are seeking, among other things, past damages, including lost profits, and no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of each of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing an endpoint IC NXP introduced in 2017. In response, NXP asserted various affirmative defenses and various counterclaims including inequitable conduct, fraudulent concealment, breach of contract and promissory estoppel. Their counterclaims allege that we violated purported commitments to GS1 EPCglobal. NXP seeks damages and injunctive relief in connection with its counterclaims. In October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, which we have moved to transfer to the U.S. District Court for the Western District of Washington. In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office against all of the patents we accuse NXP of infringing in our Northern District of California case and two additional patents. If we are unsuccessful in prosecuting our claims against NXP or in defending NXP’s claims against us, or to the extent we cannot maintain the validity and enforceability of our patents in IPRs or otherwise, we could see a material adverse effect on our business, results of operations and financial condition. Regardless of the outcome, our lawsuit against NXP may increase our expenses, distract management and other key employees, negatively impact relationships with other participants in our supply chain or with customers and could result in retaliatory claims against us.

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

Intellectual property disputes affecting our industry may adversely affect RAIN adoption. For example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for patent infringement related to their RAIN usage. We believe those lawsuits materially and adversely affected demand for our products by retailers and others from 2011 to 2014. In 2013, Round Rock Research entered into licensing settlement agreements with a substantial number of RAIN vendors, including us; in early 2015, they reached a settlement agreement with the last of the end-user defendants. The licensed Round Rock patents were all expired by the end of 2019. However, we, our channel partners, suppliers or end users could be involved in similar disputes in the future which would materially and adversely affect our operating results and growth prospects.

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

The current U.S. administration has pursued trade policy that is starkly different from past administrations. Its actions include withdrawing the United States from negotiations for the TPP; renegotiating NAFTA; announcing and imposing tariffs on a wide variety of trading partners including, as of the date of this report, tariffs on up to $550 billion of goods imported into the United States from China; and restricting or proposing restrictions on free trade generally as well as on immigration to the United States.

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

In August 2018, the United States imposed tariffs on products manufactured in China and although a preliminary trade agreement between the United States and China was signed in early 2020, certain tariffs remain as negotiations between the countries continue. Current U.S. tariffs affect certain pre-Monza R6 endpoint IC SKUs that our inlay partners import into, and process in, the United States, representing a small portion of our current endpoint IC sales. Regardless, in general, the imposition of import tariffs by the current U.S. administration could adversely affect our business.

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

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of end-user or channel-partner demand and product mix, or unexpected external events, could negatively affect our inventory levels, sales and operating results.

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

In 2019, we derived 67% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which involves a variety of risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	difficulty in supporting and localizing our international products;
•	different or unique competitive pressures as a result of, among other things, the presence of, or preference for, local businesses and market players;
•	challenges in managing employees, some foreign nationals, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•	challenges in doing business in different languages and in business cultures with varying norms of transparency and compliance with policies than in the United States;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign currency exchange rates and interest rates;
•	withholding taxes or other taxes, or changes thereof, on our foreign income;
•	restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by Covid-19;
•	political uncertainty, strife, unrest, or conflict, including, for example, the United Kingdom’s departure from the EU and political unrest in Hong Kong;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States
•	restrictions on earnings repatriation;
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

Various foreign regulatory or governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in ways that may adversely impact our business. For example, the European Union Court of Justice in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data-protection laws. The EU-U.S. Privacy Shield that EU and U.S. authorities subsequently adopted in 2016, providing a mechanism for companies to transfer EU personal data to the United States, was also invalidated by the European Union Court of Justice in July 2020. As another example, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Based on continuingly evolving standards, there remains significant regulatory uncertainty surrounding data transfers from the European Economic Area to the United States. In China, we are monitoring legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements.

Additionally, the United Kingdom has enacted the Data Protection Act of 2018 that substantially implements GDPR, and has made statutory amendments to the Data Protection Act that further align it with the GDPR, but as of the date of this report it remains uncertain how data protection laws or regulations in the United Kingdom will develop in the medium to long term and how data transfers to and from the United Kingdom will be regulated following the December 31, 2020 expiration of a transition period following the UK’s exit from the EU. This uncertainty with regard to data transfers between the UK, the EU and other jurisdictions could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents, and provides for noncompliance penalties of up to $7,500 per violation. Many aspects of the CCPA and its interpretation and enforcement remain unclear as of the date of this report. The effects of this legislation are potentially far reaching and may require us to modify our data-processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

For a non-Covid-19 example, we post-process many of our IC wafers, including testing, dicing and other wafer operations, using subcontractors in Thailand, which has experienced ongoing political and social upheaval over the past two decades.

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

A pandemic, earthquake, fire, flood, or other natural or manmade disaster could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. In first-half 2020, Covid-19 caused some of our suppliers to temporarily shut down, operate at reduced capacity, or both. By June 2020, our suppliers had mostly recovered to at least 90% of their pre-Covid-19 manufacturing capacity, but we have no guarantee they will be able to continue operating at near-normal capacity, nor any guarantee we will be able to continue mitigating the Covid-19 supply and shipping challenges. Moreover, while our M700 endpoint ICs was in production by the end of second-quarter 2020, Covid-19-related restrictions on our suppliers and inlay partners delayed availability of inlays incorporating our M700 endpoint ICs by over two months. Most of our facilities and employees are based in Seattle, where the government has imposed restrictions designed to slow the spread of Covid-19 and which have disrupted our normal operations.

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

Although the Gen2 V2 protocol described below includes features for addressing consumer privacy and authenticating a tag, and although we have incorporated custom features in our products to further protect consumer privacy, a third party may still breach these features, including as implemented in our products, in which case our reputation could be damaged, and our business and prospects may suffer.

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

Sales of some of our products enable our channel partners to develop their own products that compete with other of our products. For example, sales of our reader ICs allow technology companies to build and sell readers and gateways that compete with our products. Similarly, sales of our readers allow our channel partners to build and sell products that compete with our xPortal, xArray and xSpan. We even see cannibalization within our own product line, for example, our xSpan sometimes competes with our xPortal. In the future, we may see one product line expand at the expense of another, or we may be asked by channel partners to disadvantage or divest a product line. We cannot predict whether we can manage such conflicts in the future or retain channel partners despite conflicts. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

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

Our success depends, in large part, on the continued contributions of our executive management team, including Chris Diorio, Ph.D., our chief executive officer. None of our executive management team is bound by employment contracts to remain with us for a specified period of time. Our former president and chief operating officer, Eric Brodersen, resigned effective March 2020, and although we currently do not intend to appoint a new chief operating officer in the near future, Mr. Brodersen’s departure required us to transition his leadership and management responsibilities to other members of our management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified, diverse personnel, especially technical, sales and marketing personnel, then we may not be able to effectively execute our business strategy.

Our success depends on our ability to attract, motivate and retain qualified personnel. Our technical personnel, the source of our technical and product innovations, and our sales and marketing personnel that drive our go-to-market initiatives are especially important. Moreover, highly qualified personnel are increasingly attracted to companies with diverse workforces. There is no guarantee we can attract and retain qualified personnel as we continue to pursue our business strategy. The availability of, and competition for, qualified personnel in the Seattle area, where we are headquartered, constrains our ability to attract personnel with the diverse backgrounds and skills we need. In addition, we may be required to engage in cost containment efforts, such as layoffs and furloughs, in response to Covid-19 that materially impacts our ability to execute our long-term strategy. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified, diverse personnel could have a material adverse effect on our business, financial condition and operating results.

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

Although we have experienced recent revenue growth, we may not experience future revenue growth and you should not rely on any of our operating results from any prior periods as an indication of future performance. For example, in fourth-quarter 2017, first- and second-quarters 2018 and second-quarter 2020, our revenue declined compared to the same quarter a year earlier. If we are unable to maintain adequate revenue growth and with it our gross margins, as well as control our expenses then our financial results could suffer and our stock price could decline.

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

We have entered into an agreement with the plaintiffs in these securities class actions to resolve them for $20.0 million, of which $14.6 million will be paid by our insurers. This settlement is conditioned upon court approval. If the settlement is not approved by the court or otherwise does not become final, we cannot predict the outcome of these proceedings or provide an estimate of potential damages, if any. We believe that the claims in the securities class actions are without merit. If the settlement does not become final and we recommence litigation in these lawsuits, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into alternative settlement arrangements for which our insurance coverage may be insufficient. Our assets could even be insufficient to cover amounts that exceed our insurance coverage. Any such damage awards or alternative settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, the litigation would have substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, all of which could have a material adverse effect on our business, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future.

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

As of June 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 36.2% of our capital stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

•

divide our board of directors into three classes (subject to gradual declassification beginning at the 2021 annual meeting of stockholders, such that our board of directors will be fully declassified beginning at the 2023 annual meeting of stockholders);

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

•

do not provide for cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any uncontested election of directors to elect all of the directors standing for election, if they should so choose);

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware of June 10, 2020	8-K	6/12/2020	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc., adopted as of April 13, 2020	8-K	4/16/2020	3.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: July 29,2020	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)