Form 10-Q
period 2020-09-30
IMPINJ INC
filed 2020-10-28
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 16,2020, 23,086,713 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$40,063	$66,898
Short-term investments	65,057	49,597
Accounts receivable, net	17,730	23,735
Inventory	37,982	34,153
Prepaid expenses and other current assets	3,339	2,386
Total current assets	164,171	176,769
Property and equipment, net	16,365	17,442
Operating lease right-of-use assets	14,472	16,501
Other non-current assets	1,193	453
Goodwill	3,881	3,881
Total assets	$200,082	$215,046
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$8,597	$5,600
Accrued compensation and employee related benefits	4,062	5,859
Accrued liabilities	2,334	3,755
Current portion of operating lease liabilities	3,618	3,380
Current portion of deferred revenue	953	551
Other current liabilities	19	352
Total current liabilities	19,583	19,497
Long-term debt, net of current portion	53,595	50,876
Operating lease liabilities, net of current portion	16,160	18,907
Long-term liabilities — other	1,056	314
Deferred revenue, net of current portion	260	213
Total liabilities	90,654	89,807
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 23,001 and 22,217 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	23	22
Additional paid-in capital	408,342	387,926
Accumulated other comprehensive income	12	34
Accumulated deficit	(298,949)	(262,743)
Total stockholders' equity	109,428	125,239
Total liabilities and stockholders' equity	$200,082	$215,046

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$28,196	$40,762	$102,475	$112,015
Cost of revenue	14,824	20,981	54,749	57,945
Gross profit	13,372	19,781	47,726	54,070
Operating expenses:
Research and development	11,901	10,344	33,619	27,678
Sales and marketing	6,964	7,842	20,577	24,579
General and administrative	7,527	5,503	26,215	16,653
Total operating expenses	26,392	23,689	80,411	68,910
Loss from operations	(13,020)	(3,908)	(32,685)	(14,840)
Other income, net	49	317	584	947
Interest expense	(1,360)	(413)	(4,021)	(1,263)
Loss before income taxes	(14,331)	(4,004)	(36,122)	(15,156)
Income tax expense	(15)	(77)	(84)	(151)
Net loss	$(14,346)	$(4,081)	$(36,206)	$(15,307)

Net loss per share — basic and diluted	$(0.63)	$(0.19)	$(1.60)	$(0.70)
Weighted-average shares outstanding — basic and diluted	22,931	21,961	22,686	21,738

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(14,346)	$(4,081)	$(36,206)	$(15,307)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(46)	2	(22)	45
Total other comprehensive income (loss)	(46)	2	(22)	45
Comprehensive loss	$(14,392)	$(4,079)	$(36,228)	$(15,262)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(36,206)	$(15,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,402	3,637
Stock-based compensation	15,501	11,813
Accretion of discount or amortization of premium on short-term investments	85	(464)
Amortization of debt issuance costs and debt discount	2,719	51
Changes in operating assets and liabilities:
Accounts receivable	6,005	(6,341)
Inventory	(3,829)	8,451
Prepaid expenses and other assets	(1,637)	(222)
Deferred revenue	449	114
Accounts payable	2,608	1,508
Accrued compensation and employee related benefits	(1,797)	(2,440)
Operating lease right-of-use assets	2,029	1,505
Operating lease liabilities	(2,509)	(2,255)
Accrued liabilities and other liabilities	(372)	164
Net cash provided by (used in) operating activities	(13,552)	214
Investing activities:
Purchases of investments	(57,298)	(59,036)
Proceeds from maturities of investments	41,675	51,794
Purchases of property and equipment	(2,336)	(971)
Net cash used in investing activities	(17,959)	(8,213)
Financing activities:
Principal payments on finance lease obligations	(240)	(410)
Payments on term and equipment loans	—	(4,222)
Proceeds from term loans, net of debt issuance costs	—	3,991
Proceeds from exercise of stock options and employee stock purchase plan	4,916	8,041
Net cash provided by financing activities	4,676	7,400
Net decrease in cash and cash equivalents	(26,835)	(599)
Cash and cash equivalents
Beginning of period	66,898	17,530
End of period	$40,063	$16,931

Supplemental disclosure of cashflow information:
Cash paid for interest	$858	$1,179
Purchases of property and equipment not yet paid	544	105

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239
Issuance of common stock	460	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,221	—	—	5,221
Net loss	—	—	—	(4,326)	—	(4,326)
Other comprehensive income	—	—	—	—	71	71
Balance at March 31, 2020	22,677	23	395,160	(267,069)	105	128,219
Issuance of common stock	109	—	1,015	—	—	1,015
Stock-based compensation	—	—	4,597	—	—	4,597
Net loss	—	—	—	(17,534)	—	(17,534)
Other comprehensive loss	—	—	—	—	(47)	(47)
Balance at June 30, 2020	22,786	23	400,772	(284,603)	58	116,250
Issuance of common stock	215	—	1,887	—	—	1,887
Stock-based compensation	—	—	5,683	—	—	5,683
Net loss	—	—	—	(14,346)	—	(14,346)
Other comprehensive loss	—	—	—	—	(46)	(46)
Balance at September 30, 2020	23,001	$23	$408,342	$(298,949)	$12	$109,428

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	21,492	$21	$337,627	$(239,756)	$(9)	$97,883
Issuance of common stock	135	1	1,862	—	—	1,863
Stock-based compensation	—	—	3,477	—	—	3,477
Net loss	—	—	—	(7,068)	—	(7,068)
Other comprehensive income	—	—	—	—	16	16
Balance at March 31, 2019	21,627	22	342,966	(246,824)	7	96,171
Issuance of common stock	134	—	1,049	—	—	1,049
Stock-based compensation	—	—	3,543	—	—	3,543
Net loss	—	—	—	(4,158)	—	(4,158)
Other comprehensive income	—	—	—	—	27	27
Balance at June 30, 2019	21,761	22	347,558	(250,982)	34	96,632
Issuance of common stock	367	—	5,190	—	—	5,190
Stock-based compensation	—	—	4,793	—	—	4,793
Net loss	—	—	—	(4,081)	—	(4,081)
Other comprehensive income	—	—	—	—	2	2
Balance at September 30, 2019	22,128	$22	$357,541	$(255,063)	$36	$102,536

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. Certain immaterial amounts on our condensed consolidated balance sheets in prior period have been reclassified to conform to current period presentation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2019 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on March 2, 2020. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position, results of operations, and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales incentives, estimated costs to complete development contracts, deferred revenue, inventory excess and obsolescence, income taxes, determination of the fair value of stock awards and compensation and employee-related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. Covid-19 has introduced significant additional uncertainty with respect to estimates, judgments and assumptions about current and forecasted demand, which may materially impact the estimates previously listed, among others.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued guidance on debt with conversion and other options. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments, amends the derivative scope exception for contracts in an entity’s own equity and modifies how particular convertible instruments that may be settled in cash or shares impact the diluted earnings per share computation. This guidance is effective for interim and annual reporting periods beginning after December 15, 2021, and early adoption is permitted. We are currently evaluating the impact this guidance may have on our condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not expected to have, a material impact on our present or future consolidated financial statements.

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

We derive the majority of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, as well as to distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of September 30, 2020 and December 31, 2019.

Inventory

We recorded inventory excess and obsolescence charges, which had an unfavorable net gross margin impact of 3.2% for the nine months ended September 30, 2020, and 2.1% and 1.4% for the three and nine months ended September 30, 2019, respectively. Inventory excess and obsolescence charges to gross margin were not material for the three months ended September 30, 2020.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,872	$—	$32,872	$45,663	$—	$45,663
Total cash equivalents	32,872	—	32,872	45,663	—	45,663
Short-term investments:
U.S. government agency securities	—	10,070	10,070	—	32,323	32,323
Corporate notes and bonds	—	11,028	11,028	—	13,305	13,305
Commercial paper	—	23,971	23,971	—	3,969	3,969
Treasury bill	—	19,988	19,988	—	—	—
Total short-term investments	—	65,057	65,057	—	49,597	49,597
Total	$32,872	$65,057	$97,929	$45,663	$49,597	$95,260

We did not have any Level 3 assets as of September 30, 2020 or December 31, 2019. We did not measure any liabilities at fair value as of September 30, 2020 or December 31, 2019. The gross unrealized gains or losses on cash equivalents and short-term investments as of September 30, 2020 or December 31, 2019 were not material.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$4,167	$5,579
Work-in-process	9,281	7,485
Finished goods	24,534	21,089
Total inventory	$37,982	$34,153

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2019	3,262
Granted	649
Exercised	(326)
Forfeited or expired	(166)
Outstanding at September 30, 2020	3,419
Vested and exercisable at September 30, 2020	1,647

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the nine months ended September 30, 2020 (in thousands):

	Number of Underlying Shares
	RSUs	PSUs
Outstanding at December 31, 2019	509	252
Granted	543	241
Vested	(120)	(243)
Forfeited	(46)	(9)
Outstanding at September 30, 2020	886	241

We granted PSUs in 2019 and 2020 under our annual bonus program to our senior executives and other bonus-eligible employees. The number of annual PSUs that ultimately vest depends on us attaining a financial metric for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors certified achievement of the financial metric for PSUs granted in 2019, vesting 243,000 shares in first-quarter 2020.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$212	$192	$595	$495
Research and development expense	2,088	1,717	5,749	4,028
Sales and marketing expense	1,451	1,622	4,023	4,028
General and administrative expense	1,932	1,262	5,134	3,262
Total stock-based compensation expense	$5,683	$4,793	$15,501	$11,813

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $8.3 million of inventory as of September 30, 2020.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. For the nine months ended September 30, 2020, we recorded $5.4 million of our estimated settlement of the federal securities class action to general and administrative expenses described further below. As of September 30, 2020 and December 31, 2019, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On August 27, 2018, a second class-action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, former chief operating officer and former chief financial officer. Captioned Montemarano v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from May 4, 2017 through and including August 2, 2018, asserted claims that we made false or misleading statements in our financial statements, press releases and conference calls during the purported class period in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. The complaint sought monetary damages, costs and expenses.

On October 2, 2018, a third class-action complaint for violation of the federal securities laws was filed in the U.S. District Court for the Western District of Washington against us, our chief executive officer, former chief operating officer and former chief financial officer. Captioned Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock from November 3, 2016 through and including February 15, 2018, asserted claims that we made false or misleading statements about customer demand for our products and inventory in SEC filings, press releases and conference calls in violation of Section 10(b) of the Securities Exchange Act. The complaint sought monetary damages, costs and expenses.

On January 14, 2019, the U.S. District Court for the Western District of Washington consolidated the Montemarano and Baton Rouge actions and appointed the Employees’ Retirement System of the City of Baton Rouge and Parish of East Baton Rouge as lead plaintiff. On February 13, 2019, lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint alleged that from July 21, 2016 through February 15, 2018, we made false or misleading statements about customer demand and the capability of our products and platform in violation of Section 10(b) of the Securities Exchange Act.

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

On July 9, 2020, following a private settlement mediation with the lead plaintiff in the federal securities class actions and plaintiff in the New York State securities class action discussed below, the parties in both actions executed a stipulation of settlement that resolved the claims asserted in both actions. The settlement provided for a payment to the plaintiff class of $20.0 million. Our insurers contributed $14.6 million to the settlement, and we contributed the remaining settlement amount of $5.4 million. Accordingly, we recorded a provision of $5.4 million related to our estimated settlement amount to general and administrative expenses for the three months ended June 30, 2020, which was paid during the three months ended September 30, 2020. On July 29, 2020, the court entered an order preliminarily approving the settlement, and set a final settlement approval hearing for November 19, 2020.

New York State Securities Class Action

On January 31, 2019, a fourth class-action complaint for violation of the federal securities laws was filed in the Supreme Court of the State of New York for the County of New York against us, our chief executive officer, former chief operating officer, former chief financial officer, members of our board of directors and the underwriters of our July 2016 initial public stock offering, or IPO, and December 2016 secondary public offering, or SPO. Captioned Plymouth County Retirement System v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of purchasers of our stock pursuant to or traceable to our IPO and SPO, alleged that we made false or misleading statements in the registration statements and prospectuses in those offerings concerning demand for our products and inventory in violation of Section 11 of the Securities Act of 1933. On April 9, 2019, the New York Supreme Court entered an order staying the action and requiring the parties to update the court every 90 days as to the status of the pending federal securities class actions discussed above.

As discussed above in connection with the Federal Securities Class Action, on July 9, 2020, the parties in both this action and the federal securities class actions executed a stipulation of settlement that resolved the claims in both actions. On July 29, 2020, the U.S. District Court for the Western District of Washington entered an order preliminarily approving the settlement, and set a final settlement approval hearing for November 19, 2020. Once the settlement is finally approved by the federal court, plaintiffs will dismiss this action with prejudice.

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, former chief operating officer, former chief financial officer and certain of our directors. We were a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants. Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, alleged that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions included claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these derivative actions until resolution of the pending federal securities class actions described above.

On July 10, 2020, following a private settlement mediation, the parties in this action executed a stipulation of settlement to settle and resolve the claims asserted in this consolidated derivative action. The settlement required us to implement certain corporate governance changes and the payment of up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. Our insurers have agreed to contribute up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. The proposed settlement is subject to preliminary and, following notice to shareholders, final approval by the U.S. District Court for the District of Delaware. On August 5, 2020, at the court’s request, the parties filed supplemental briefing in respect of their joint motion for preliminary approval of the settlement. The court has not yet entered an order preliminarily approving the settlement.

Patent Infringement Claims and Counterclaims

Patent Infringement Claims

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. The original complaint alleged that certain NXP integrated circuit products infringed and continue to infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We are seeking, among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal.

In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office, or PTAB, against 12 of the originally-asserted 26 patents, including the six patents asserted in the Amended Complaint. In August and September of 2020, the PTAB declined to institute a review of four of the six patents at issue.

On September 24, 2020, the Court lifted the stay on two of the patents in suit, and based on a schedule set by the Court on October 22, 2020, the case is proceeding with a claim construction hearing scheduled for March 24, 2021. Also on October 22, 2020, the Court continued the stay on infringement claims on two additional patents pending determinations on IPRs on two allegedly related patents not at issue, and we removed without prejudice the two patents against which the PTAB instituted IPRs.

Patent Infringement Counterclaims

On October 4, 2019, NXP USA, Inc. and NXP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringed and continue to infringe eight U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. We have denied that we are infringing any of the patents, and we have asserted that we are licensed under four of them and that all eight are invalid. We have also filed IPR petitions with the PTAB against six of the eight patents. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle. As of the date of this report, there is no schedule in this case.

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

Our net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used a portion of the proceeds to pay the cost of the capped-call transactions described below and repay our senior credit facility.

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

As of September 30, 2020, the 2019 Notes were not yet convertible and the “if-converted value” did not exceed the remaining principal amount of the 2019 Notes.

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

The effective interest rate on the liability component of the 2019 Notes is 10.21%. As of September 30, 2020, we have $507,000 of accrued interest related to the 2019 Notes included in accrued liabilities on our condensed consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt discount	$897	$—	$2,637	$—
Amortization of debt issuance costs	30	—	83	—
Cash interest expense	433	—	1,301	—
Total interest expense	$1,360	$—	$4,021	$—

Our estimated fair value of the 2019 Notes was $84.7 million and $87.0 million as of September 30, 2020 and December 31, 2019, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

September 30, 2020
Outstanding principal amount	86,250
Unamortized debt discount and debt issuance costs	(32,655)
Carrying value	53,595

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

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs(a)
Single lease costs	$1,043	$1,039	$3,089	$3,141
Variable lease costs	428	410	1,311	1,310
Sublease income(b)	(475)	(468)	(1,425)	(1,403)
Total operating lease costs	$996	$981	$2,975	$3,048

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$3,561	$3,457

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.4	6.1
Weighted-average discount rate	6.8%	6.8%

The following table presents future lease payments under operating leases as of September 30, 2020 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2020	$1,194	$(348)	$846
2021	4,790	(1,414)	3,376
2022	4,650	(1,457)	3,193
2023	3,263	(124)	3,139
2024	3,219	—	3,219
Thereafter	6,729	—	6,729
Total lease payments	$23,845	$(3,343)	$20,502
Less: Imputed interest	(4,067)
Present value of lease liabilities	19,778
Less: Current portion of lease liabilities	(3,618)
Lease liabilities, net of current portion	$16,160

Note 8. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(14,346)	$(4,081)	$(36,206)	$(15,307)
Denominator:
Weighted-average shares outstanding — basic and diluted	22,931	21,961	22,686	21,738
Net loss per share — basic and diluted	$(0.63)	$(0.19)	$(1.60)	$(0.70)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	3,419	3,376
Restricted stock units and restricted stock units with performance conditions	1,127	686
Employee stock purchase plan shares	72	62

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. Systems revenue includes sales of reader ICs, reader modules, readers, gateways and software. The following table presents our revenue by category for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Endpoint ICs	$21,586	$26,370	$73,806	$71,919
Systems	6,610	14,392	28,669	40,096
Total revenue	$28,196	$40,762	$102,475	$112,015

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents revenue that has not yet been recognized.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$764	$834
Deferral of revenue	1,086	544
Recognition of deferred revenue	(637)	(430)
Balance at end of period	$1,213	$948

We recognized $411,000 of revenue related to amounts included in deferred revenue as of December 31, 2019 for the nine months ended September 30, 2020. We recognized $257,000 of revenue related to amounts included in deferred revenue as of December 31, 2018 for the nine months ended September 30, 2019.

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 and will end in December 2020, unless we and Mr. Phelan mutually agree to extend the term by an additional 12 months. We recognized and paid $134,000 and $315,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and nine months ended September 30, 2020, respectively. Additionally, we granted 60,000 shares of stock options to Mr. Phelan on September 21, 2020 in connection with these consulting services, with 1/24th of the shares subject to the option vesting on October 21, 2020 and 1/24th of the shares subject to the option vesting on each month thereafter, subject to Mr. Phelan remaining a service provider.

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

Our platform, which comprises multiple product families, delivers item data from connected items to business and consumer applications. We link the products within our platform to deliver advanced capabilities and performance that surpasses mix-and-match solutions built from competitor products.

Factors Affecting Our Performance

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, customers, end users, suppliers, business partners, operations, sales, product features and more.

Forecasting endpoint IC volumes is inherently difficult, even under normal circumstances, because we sell our ICs through inlay partners, limiting our visibility to end-user demand. Covid-19, with its many uncertainties, exacerbates this forecasting difficulty. Additionally, Covid-19’s impact on the global economy is complicated by countries reopening at different rates, with some seeming to be able to manage subsequent outbreaks and others seeing infections surge. Covid-19 has also caused uncertain long-term shifts, positive and negative, in other industries important to us besides retail apparel, such as shipping and logistics. Consequently, although Covid-19 has and will continue to negatively impact our 2020 endpoint IC demand, we remain uncertain of the magnitude of the impact in 2021 and beyond.

We see evidence of continued RAIN systems adoption, but the extent to which this adoption proceeds, or the degree to which it survives the negative impacts of Covid-19, is unclear. Covid-19 has caused delays in some planned systems deployments, in some cases due to businesses being closed by local regulations and in other cases by reduced or deferred capital expenditures. Those delays impacted, and will continue impacting, our operating results in 2020 and potentially beyond. We also see some end users accelerating their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases Covid-19 can delay deployments for reasons of health and safety, product and labor availability, and store closures. Consequently, although Covid-19 has and will continue to impact our 2020 systems demand, we remain uncertain of the direction or the magnitude of the impact in 2021 and beyond.

From an operations standpoint, in second-quarter 2020 Covid-19 caused some of our suppliers to temporarily shut down, operate at reduced capacity, or both. For the most part we successfully navigated these temporary closures and capacity shortfalls. We also navigated shipping challenges due to reduced transport capacity, but in some cases our shipping costs increased. By June 2020, our suppliers had mostly recovered to at least 90% of their pre-Covid-19 manufacturing capacity, but we have no guarantee they will be able to continue operating at near-normal capacity, nor any guarantee we will be able to continue mitigating the Covid-19 supply and shipping challenges. While we were able to fulfill all endpoint IC orders and most systems orders for the nine months ended September 30, 2020, and while we believe we have sufficient inventory to satisfy endpoint IC demand in fourth-quarter 2020, given the uncertainty associated with Covid-19, there can be no assurance that we will be able to continue satisfying demand for our products in a cost-effective or timely manner in fourth-quarter 2020 or beyond.

Covid-19 has had other impacts on our business, such as delaying our Impinj M700 production ramp. Although the M700 was in production by the end of second-quarter 2020, we see a slower demand ramp, relative to our expectations, due to the above-mentioned overall endpoint IC demand decline.

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

For more information on Covid-19’s impact on our business, please refer to Part II, Item 1A (Risk Factors) of this report.

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

Most of our investments precede any sales benefit from the investment, and in some instances, we may never see a sales benefit. The potential causes of the latter are many, including the market not being receptive to our product or sales approach, late or failed product development, personnel departures or other causes. We sometimes enter into arrangements with end users, vendors or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some instances we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of any investment is almost always uncertain, and if our results do not meet expectations then our operating results, profitability and stock price may be adversely affected.

While our long-term vision of investing for growth remains unchanged, Covid-19 introduces new uncertainty in our business. We continue to monitor the impacts of Covid-19 on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our products in multiple industries, but especially in the retail industry which is our largest market. Covid-19 has had, and is expected to continue to have, a materially adverse impact on the retail industry. In addition, Covid-19 may accelerate a long-term shift in consumer shopping behavior away from physical stores and that may adversely impact demand for endpoint ICs over the longer term. The extent and duration to which Covid-19 will materially impact the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of RAIN market adoption have also been impacted by Covid-19, although the ultimate impact on adoption and on our business is currently unclear. For example, the aviation industry, which had proposed widespread luggage tagging, has been negatively impacted by Covid-19. However, shipping and logistics providers have experienced an increase in demand which could positively impact RAIN adoption. See the section captioned “—Covid-19” for additional information.

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

Given the uncertainties in our market, we cannot be assured that adoption will continue; we will have appropriate product inventory; we will not experience future product inventory shortfalls or overages; or the extent to which Covid-19 will impact our business. We also cannot be assured that we will be able to maintain or grow the market share of any of our products, whether as a result of insufficient inventory, Covid-19, competitors copying our products, competition generally or for a host of other reasons, many of which are outside our control.

Regardless of the uneven pace of retail and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption. We recently introduced, and in second-quarter 2020 began shipping to customers, our new Impinj M700 endpoint IC, which offers significant performance advantages that we believe will foster adoption. However, Covid-19 delayed our M700 rollout and adoption, and further delays in production or qualification may impact our market share.

We also believe that expanding retail deployments will foster RAIN adoption in other markets. For example, our reader and gateway sales in second-half 2017 and our gateway sales in 2019 exceeded our expectations due to supply-chain end users deploying shipment-verification and asset-tracking use cases. However, as noted below, at the current stage of RAIN adoption our revenue could decline on a quarterly or annual basis due to fluctuations caused by large-scale deployments by a limited number of large end users.

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

Timing and Complexity of Customer Deployments

From 2010 to 2019, our endpoint IC sales volumes increased at a compounded annual growth rate of 28%, indicating growing adoption of RAIN-based solutions. However, the pace and scope of RAIN adoption has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half of 2018 and in 2019 (the latter albeit not at the same pace as in 2016), and then declined again in second- and third-quarter 2020 due to Covid-19. Short-term demand will remain unpredictable in scope and timing. End users may eliminate or significantly reduce or delay spending on RAIN-based solutions to conserve cash in response to Covid-19. Longer term, we believe our opportunity and our market will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

Further, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Our systems business relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of 2019 total revenue from a North American systems customer in connection with a project-based gateway deployment. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us adequate notice, then we may experience significant fluctuation in revenue on a quarterly or annual basis. We anticipate that uncertainty for the foreseeable future. Notably, Covid-19 has caused delays in some of our pending global system deployments as system integrators, value-added resellers and their related end users’ business locations are temporarily closed, or work remotely, impacting our ability to replace project-based revenue from completed projects in a timely fashion.

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

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply as a result of Covid-19, the timing of large deployments as well as supply constraints, any or all of which can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the sections of this report captioned “—Covid-19” and in Part II, Item 1A (Risk Factors).

Inventory Supply

From time to time we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand, constrained supplier manufacturing capacity or product availability, fluctuations in our market or the global economy, changes in regulations or tariffs or for a host of other reasons. These inventory dynamics can impact some or all of our hardware products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand and lengthen lead times, potentially causing us to miss opportunities, lose market share or damage customer relationships, which would adversely affect our business. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Our existing ICs use 200mm and 300mm wafers, with most of our volume still at 200mm, and some semiconductor industry analysts predict 200mm wafer demand to remain high throughout at least 2021.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Revenue	$28,196	$40,762	$(12,566)	$102,475	$112,015	$(9,540)
Gross profit	$13,372	$19,781	$(6,409)	$47,726	$54,070	$(6,344)
Gross margin	47.4%	48.5%	(1.1)%	46.6%	48.3%	(1.7)%
Loss from operations	$(13,020)	$(3,908)	$(9,112)	$(32,685)	$(14,840)	$(17,845)

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Revenue and gross profit decreased due to lower endpoint IC and systems revenue. Gross margin decreased primarily due to product mix with higher-margin systems revenue representing a smaller portion of our total revenue, partially offset by lower charges for excess and obsolescence. Loss from operations increased primarily due to decreased gross profit and increased operating expenses. The increase in operating expense was primarily due to higher personnel expenses in research and development, increased stock-based compensation expense and increased professional service fees, including non-settlement-related legal fees.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Revenue decreased primarily due to lower systems revenue, partially offset by higher endpoint IC revenue. Gross profit decreased primarily due to decreased revenue and, to a lesser extent, higher excess and obsolescence charges. Gross margin decreased primarily due to higher excess and obsolescence charges. Loss from operations increased primarily due to increased operating expenses and decreased gross profit. The increase in operating expenses was primarily due to litigation-settlement and related costs in second-quarter 2020, increased stock-based compensation expense and increased professional service fees, including non-settlement- related legal fees.

For further information on the litigation-settlement and related costs, please refer to Note 5 to our condensed consolidated financial statements included elsewhere in this report.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Endpoint ICs	$21,586	$26,370	$(4,784)	$73,806	$71,919	$1,887
Systems	6,610	14,392	(7,782)	28,669	40,096	(11,427)
Total revenue	$28,196	$40,762	$(12,566)	$102,475	$112,015	$(9,540)

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, reader modules, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers; our reader ICs and reader modules primarily to OEMs and ODMs through distributors; and our readers and gateways to value-added resellers, or VARs, and system integrators, or SIs, primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Endpoint IC revenue decreased $4.8 million, due primarily to a $4.2 million decrease in shipment volumes, and to a lesser extent, lower ASPs due to our annual price negotiations. The decrease in shipment volumes was primarily due to Covid-19’s negative impact on global retail apparel sales.

Systems revenue decreased $7.8 million, due primarily to decreases of $4.8 million in gateway revenue and $2.3 million in reader revenue. Gateway revenue decreased primarily due to a project-based deployment by a North American systems customer in the prior period transitioning to an operational phase in first-half 2020; reader revenue decreased primarily due to lower shipment volumes, in part caused by Covid-19 related delays in systems deployments.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Endpoint IC revenue increased $1.9 million, due primarily to a $3.0 million increase in shipment volumes, partially offset by lower ASPs due to our annual price negotiations. The increase in shipment volumes was primarily due to growth in our customers’ underlying business before Covid-19 negatively impacted global retail apparel sales starting second-quarter 2020.

Systems revenue decreased $11.4 million, due primarily to decreases of $9.4 million in gateway revenue and $3.4 million in reader revenue, partially offset by a $1.0 million increase in reader IC revenue. Gateway revenue decreased primarily due to the North American project-based deployment transitioning to an operational phase, as described above; reader revenue decreased primarily due to lower shipment volumes, in part caused by Covid-19 related delays in systems deployments; reader IC revenue increased primarily due to higher shipment volumes.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Cost of revenue	$14,824	$20,981	$(6,157)	$54,749	$57,945	$(3,196)
Gross profit	$13,372	$19,781	$(6,409)	$47,726	$54,070	$(6,344)
Gross margin	47.4%	48.5%	(1.1)%	46.6%	48.3%	(1.7)%

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

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Gross profit decreased primarily due to decreased endpoint IC and systems revenue as described above, partially offset by lower excess and obsolescence charges. Gross margin decreased primarily due to revenue mix with systems revenue comprising a smaller portion of our total revenue and lower leverage from comparable overhead costs on decreased revenue, partially offset by lower charges for excess and obsolescence.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Gross profit decreased primarily due to decreased revenue as described above and, to a lesser extent, higher excess and obsolescence charges. Gross margin decreased primarily due to higher excess and obsolescence charges and revenue mix as described above, partially offset by improvement in underlying product margins driven by reduced manufacturing costs.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Research and development	$11,901	$10,344	$1,557	$33,619	$27,678	$5,941

Research and development expense comprises primarily personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; external consulting and service costs; prototype materials; other new-product development costs; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we focus on new product development and introductions; however, we will continue to monitor the impacts of Covid-19 on our business and may adjust our research and development investment strategy as appropriate.

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Research and development expense increased $1.6 million, due primarily to increases of $1.2 million in personnel expenses from higher headcount and $371,000 in stock-based compensation expense from both higher headcount and an increased number of stock options and RSUs.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Research and development expense increased $5.9 million, due primarily to increases of $3.0 million in personnel expenses from higher headcount, $1.7 million in stock-based compensation expense from both higher headcount and an increased number of stock options and RSUs and $732,000 in external consulting fees.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Sales and marketing	$6,964	$7,842	$(878)	$20,577	$24,579	$(4,002)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain approximately constant on an absolute dollar basis, except for incentive sales compensation which fluctuates as a function of revenue. In addition, we will continue to monitor the impacts of Covid-19 on our business and may adjust our sales and marketing expense as appropriate.

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Sales and marketing expense decreased $878,000, due primarily to decreases of $560,000 in personnel expenses from lower commission expense and $313,000 in travel expense due to Covid-19.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Sales and marketing expense decreased $4.0 million, primarily due to decreases of $3.4 million in personnel expenses from both lower headcount and commission expense and $929,000 in travel expense due to Covid-19.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
General and administrative	$7,527	$5,503	$2,024	$26,215	$16,653	$9,562

General and administrative expense comprises primarily personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional service fees; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We will continue to monitor the impacts of Covid-19 on our business and may adjust our general and administrative expense as appropriate.

Three months ended September 30, 2020 compared with three months ended September 30, 2019

General and administrative expense increased $2.0 million, due primarily to increases of $670,000 in stock-based compensation expense from both higher headcount and an increased number of stock options and RSUs, $634,000 in non-settlement related legal fees and $282,000 in personnel expenses from higher headcount.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

General and administrative expense increased $9.6 million, primarily due to increases of $5.4 million in the litigation settlement and related costs described above, $1.9 million in stock-based compensation expense from both higher headcount and an increased number of stock options and RSUs, $1.3 million in non-settlement related legal fees and $409,000 in personnel expenses from higher headcount.

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Other income, net	$49	$317	$(268)	$584	$947	$(363)

Other income, net comprises primarily interest income on our short-term investments.

Other income, net decreased for the three and nine months ended September 30, 2020 compared to the prior periods, due primarily to a lower interest rate on our short-term investments.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Interest expense	$1,360	$413	$947	$4,021	$1,263	$2,758

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

Interest expense increased for the three and nine months ended September 30, 2020 compared to the prior periods, due primarily to an increase in amortization of debt discount related to our subordinated convertible notes, or the 2019 Notes. For further information on the 2019 Notes, please refer to Note 6 to our condensed consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Income tax expense	$15	$77	$(62)	$84	$151	$(67)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense remained comparable for the periods stated above.

Non-GAAP Financial Measures

Our key non-GAAP performance measures include adjusted EBITDA and non-GAAP net income (loss), as defined below. We use adjusted EBITDA and non-GAAP net income (loss) as key measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. We believe these measures provide useful information for period-to-period comparisons of our business to allow investors and others to understand and evaluate our operating results in the same manner as our management and board of directors. Our presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP, and our non-GAAP measures may be different from similarly termed non-GAAP measures used by other companies.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; other income, net; interest expense; loss on debt extinguishment; and income tax benefit (expense). In fourth-quarter 2019, we revised our definition of adjusted EBITDA to exclude loss on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility. In second-quarter 2020, we revised our definition of adjusted EBITDA to exclude litigation settlement costs for the class-action and derivative lawsuits, including related costs. We have excluded these costs and expenses because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. Neither revision to the definition of adjusted EBITDA impacted adjusted EBITDA previously reported for prior periods preceding the revisions. The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net loss	$(14,346)	$(4,081)	$(10,265)	$(36,206)	$(15,307)	$(20,899)
Adjustments:
Other income, net	(49)	(317)	268	(584)	(947)	363
Interest expense	1,360	413	947	4,021	1,263	2,758
Income tax expense	15	77	(62)	84	151	(67)
Depreciation	1,108	1,220	(112)	3,402	3,637	(235)
Stock-based compensation	5,683	4,793	890	15,501	11,813	3,688
Settlement and related costs	—	—	—	5,359	—	5,359
Adjusted EBITDA	$(6,229)	$2,105	$(8,334)	$(8,423)	$610	$(9,033)

 Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; amortization of debt discount related to the equity component of our convertible notes; and prepayment penalty on debt extinguishment. In fourth-quarter 2019, we revised our definition of non-GAAP net income (loss) to exclude the prepayment penalty on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility and amortization of debt discount related to the equity component of the 2019 Notes. We have revised the prior period non-GAAP net income (loss) to conform to our current period presentation. In second-quarter 2020, we revised our definition of non-GAAP net income (loss) to exclude litigation settlement costs for the class-action and derivative lawsuits, including related costs. Excluding settlement and related costs did not impact non-GAAP net income (loss) previously reported for prior periods preceding the revision.

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net loss	$(14,346)	$(4,081)	$(10,265)	$(36,206)	$(15,307)	$(20,899)
Adjustments:
Depreciation	1,108	1,220	(112)	3,402	3,637	(235)
Stock-based compensation	5,683	4,793	890	15,501	11,813	3,688
Amortization of debt discount	897	—	897	2,637	—	2,637
Settlement and related costs	—	—	—	5,359	—	5,359
Non-GAAP net income (loss)	$(6,658)	$1,932	$(8,590)	$(9,307)	$143	$(9,450)

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $105.1 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $144.6 million as of September 30, 2020.

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

For further information on the terms of this debt, please refer to Note 6 to our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$(13,552)	$214
Net cash used in investing activities	(17,959)	(8,213)
Net cash provided by financing activities	4,676	7,400

 Operating Cash Flows

For the nine months ended September 30, 2020, we used $13.6 million of net cash from operating activities. The net cash usage was driven primarily by $14.5 million of net loss adjusted for non-cash items, partially offset by $947,000 of working capital contribution. The working capital contribution was due primarily to higher cash collections from accounts receivable due to the timing of when amounts came due, partially offset by higher cash usage for inventory purchases.

For the nine months ended September 30, 2019, we generated $214,000 of net cash from operating activities. The net cash proceeds were driven primarily by $484,000 of working capital contribution, partially offset by $270,000 of net loss adjusted for non-cash items. The working capital contribution was due primarily to lower cash usage for inventory purchases, partially offset by lower cash collections in accounts receivable due to the timing of when amounts came due.

Investing Cash Flows

For the nine months ended September 30, 2020, we used $18.0 million of net cash from investing activities. The net cash usage was primarily driven by investment and equipment purchases of $57.3 million and $2.3 million, respectively. These purchases were partially offset by investment maturities of $41.7 million.

For the nine months ended September 30, 2019, we used $8.2 million of net cash from investing activities. The net cash usage was primarily driven by investment and equipment purchases of $59.0 million and $1.0 million, respectively. These purchases were partially offset by investment maturities of $51.8 million.

Financing Cash Flows

For the nine months ended September 30, 2020, we generated $4.7 million of net cash from financing activities. These net cash proceeds comprised primarily $4.9 million from exercised stock options and our employee stock purchase plan.

For the nine months ended September 30, 2019, we generated $7.4 million of net cash from financing activities. The net cash proceeds comprised primarily $8.0 million in proceeds from exercised stock options and our employee stock purchase plan and $4.0 million in term loan borrowings, net of debt issuance costs. These proceeds were partially offset by repayments of indebtedness of $4.2 million of principal under our senior credit facility.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of September 30, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$97,463	$1,725	$3,450	$3,450	$88,838
Operating lease obligations
Operating lease obligations	23,845	4,825	8,291	6,486	4,243
Sublease income	(3,343)	(1,404)	(1,939)	—	—
Net operating lease commitments	20,502	3,422	6,352	6,486	4,243
Purchase commitments (2)	10,614	10,614	—	—	—
Total	$128,579	$15,761	$9,802	$9,936	$93,081
(1)	2019 Notes include $11.2 million of interest payments.
(2)	Purchase commitments comprise primarily non-cancelable commitments to purchase $8.3 million of inventory as of September 30, 2020, as well as non-cancelable software license agreements with vendors.

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

We had cash, cash equivalents and short-term investments of $105.1 million as of September 30, 2020. Our investments are exposed to market risk due to the fluctuation in prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Our 2019 Notes have a fixed interest rate, thus a hypothetical 100 basis point change in interest rates would not impact our interest expense under the 2019 Notes.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We consider our foreign subsidiaries to be extensions of the U.S. company. The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on our condensed consolidated statements of operations. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuations. As we grow our operations, our exposure to foreign currency risk will likely become more significant.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2020.

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

Stockholder Litigation

Between July 2018 and September 2020, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information on these complaints, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against Impinj. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA, Inc. and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

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

The extent to which any or all of these risks materially and negatively affect us, and the duration of those impacts, are largely beyond our control. They will depend on the resiliency of the global economy and on actions taken or not taken by key players in the global economy, including governments, financial and health organizations, businesses and consumers as a result of, and in response to, Covid-19.

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

The adoption of RAIN technology and products has historically been slower than anticipated or forecasted by us and industry sources. Our industry has also experienced periods of accelerated adoption that were not sustained. For example, RAIN endpoint IC adoption accelerated rapidly in 2016, which increased our lead times. We invested in endpoint IC inventory both to meet forecasted demand and to enhance our ability to deliver in the event of another unexpected demand surge. However, in second-half 2017 and early 2018, the growth rate in endpoint IC shipments decreased relative to 2016, which we believe was due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers. In first-quarter 2020, we saw another endpoint IC demand increase, we believe in part due to customer concerns about global supply in light of Covid-19. We did not see that demand increase continue into second-quarter 2020, but instead saw demand decline as our inlay partners saw their inlay demand decline and began reducing the endpoint IC inventory they built in first -quarter 2020. You should expect Covid-19 to impact future demand for endpoint ICs in ways we cannot anticipate today.

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

We expect end users to deploy our platform in sectors beyond retail, including, for example in supply chain and logistics, aviation and automotive. Many of these industries, and aviation in particular, have been materially and adversely impacted by Covid-19. The aviation industry has experienced a precipitous drop in passenger travel which has resulted in significant financial stress. If we fail to make our products and platform an easy-to-deploy, economical solution for use cases in these sectors, or if participants in these sectors delay or forgo RAIN investments in response to Covid-19 or otherwise, our ability to penetrate them may suffer and our business prospects may be adversely affected.

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will increase or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $36.2 million for the nine months ended September 30, 2020 and an accumulated deficit of $298.9 million as of September 30, 2020. Our ability to regain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and maintaining or growing our market share. We expect significant expenditures to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest more in the opportunity in the short term to grow the market and our market share, to reduce costs, to improve our efficiencies or to shorten our supply chain, over a longer term. If we fail to increase our revenue or manage our expenses, or if our short-term investments in growing the market or our market share do not succeed, we may not attain or sustain profitability in the future.

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

We, and many of our customers and end users of our products, including many significant retailers, are vulnerable to economic downturns and have had difficulty in the past accurately forecasting and planning future business activities. The downturn in the retail industry due to Covid-19 has disproportionately affected us because retail comprises a significant portion of the RAIN end market and demand. Retail store shutdowns due to Covid-19 have already reduced demand for our products worldwide, and that impact may continue or even increase for the foreseeable future.

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

For a variety of reasons, manufacturing capacity may not be available when we need it or at reasonable prices, which may result in us not being able to satisfy demand for our products fully or may distort demand. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Some semiconductor industry analysts predict high 200mm wafer demand again in 2021. As another example, in mid-2016, as a consequence of rapid growth in endpoint IC demand, we depleted our endpoint IC buffer stock and were temporarily unable to satisfy customer demand, causing some customers to purchase competing products even as we increased production. As yet another example, in 2020, the Malaysian factories that produce our readers and gateways and post-process certain of our endpoint ICs were shut down for approximately three weeks due to Covid-19-related public health measures. These kinds of product shortages may result in decreased sales and possible market share losses as our customers purchase competitive products, or alternatively, artificially inflate sales in near-term periods as they overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory.

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

Recent Covid-19 related work-at-home restrictions have affected our ability to pursue research and development efforts at a normal pace and have delayed new-product developments and enhancements. Although our newest endpoint IC family, the Impinj M700, was in production by the end of second-quarter 2020, Covid-19 delayed the M700’s production ramp and adoption pacing significantly. These delays negatively affected our business and financial performance, and may materially and negatively affect our business and financial performance in the future.

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

We engage with large enterprises to adopt our RAIN solutions in large projects that make our revenues and operating results more volatile than they would be without these large projects. These large projects, often involving sizable purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. For example, we generated 14% of our total 2019 revenue from a North American systems customer. If we are unable to replace project-based revenue from these discrete projects with new revenue streams, or if end users with sizable projects change or delay them without giving us with adequate notice, our sales could decline significantly from period to period and harm our stock price as a result.

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

End users drive demand for our products but because we are often at least one step removed from these end users, we may be unable to repair damage to our reputation caused by our channel partners who have more direct contact with these end users. For strategic or other reasons, our channel partners may choose to prioritize the sale of our competitors’ products over our products. Furthermore, some of our channel partners may offer some products that compete with our products and may limit sales of our products. If our distributors, SIs, VARs or software solution providers are unable to sell enough of our products in a given quarter or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

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

If some or all of our channel partners purchase more of our products than they need to satisfy end-user demand in any particular period, inventories held by those channel partners will grow during that period. These channel partners are then likely to reduce future orders until they realign inventory levels with end-user demand, which could adversely affect our product revenue in a subsequent period.

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

Any actual or threatened litigation to enforce our intellectual property rights could be time consuming, distracting, expensive and could result in outcomes or trigger consequences that are harmful to us. We could incur significant costs and divert our attention and the efforts of our employees by threatening or initiating litigation, which could, in turn, decrease revenues and increase expenses. To the extent we discuss our concerns regarding possible or actual infringement with others prior to or in lieu of litigation, we could also become subject to claims brought by alleged infringers. Because litigation outcomes are uncertain, we could lose in our enforcement action or weaken our intellectual property rights in the litigation process. An adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and operating results. At the same time, any decision not to enforce our intellectual property rights through litigation could embolden others to violate or potentially violate our intellectual property rights and thus weaken those rights over time.

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. The original complaint alleged that certain NXP integrated circuit products infringed and continue to infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We are seeking, among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal.

In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office, or PTAB, against 12 of the originally-asserted 26 patents, including the six patents asserted in the Amended Complaint. In August and September of 2020, the PTAB declined to institute a review of four of the six patents at issue.

On September 24, 2020, the Court lifted the stay on two of the patents in suit, and based on a schedule set by the Court on October 22, 2020, the case is proceeding with a claim construction hearing scheduled for March 24, 2021. Also on October 22, 2020, the Court continued the stay on infringement claims on two additional patents pending determinations on IPRs on two allegedly related patents not at issue, and we removed without prejudice the two patents against which the PTAB instituted IPRs.

On October 4, 2019, NXP USA, Inc. and NXP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringed and continue to infringe eight U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. We have denied that we are infringing any of the patents, and we have asserted that we are licensed under four of them and that all eight are invalid. We have also filed IPR petitions with the PTAB against six of the eight patents. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle. As of the date of this report, there is no schedule in this case.

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

Various foreign regulatory or governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in ways that may adversely impact our business. For example, the European Union Court of Justice in October 2015 issued a ruling immediately invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data-protection laws. The EU-U.S. Privacy Shield that EU and U.S. authorities subsequently adopted in 2016, providing a mechanism for companies to transfer EU personal data to the United States, was also invalidated by the European Union Court of Justice in July 2020. As another example, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Based on continuingly evolving standards, there remains significant regulatory uncertainty surrounding data transfers from the European Economic Area to the United States. In China, we are monitoring legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements. We may be required to change our policies and practices with respect to data transfer and other aspects of our data processing, which may be burdensome or involve substantial cost and expense, in an effort to address new and evolving limitations and requirements relating to privacy, security, data storage, and data protection.

Additionally, the United Kingdom has enacted the Data Protection Act of 2018 that substantially implements GDPR, and has made statutory amendments to the Data Protection Act that further align it with the GDPR, but as of the date of this report it remains uncertain how data protection laws or regulations in the United Kingdom will develop in the medium to long term and how data transfers to and from the United Kingdom will be regulated following the December 31, 2020 expiration of a transition period following the UK’s exit from the EU. This uncertainty with regard to data transfers between the UK, the EU and other jurisdictions could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents, and provides for noncompliance penalties of up to $7,500 per violation. In addition, the California Privacy Rights Act, or CPRA, which would significantly amend the CCPA and generally expand consumers’ privacy rights and protections with respect to their personal information, is on California’s November 2020 ballot. Many aspects of the CCPA and its interpretation and enforcement remain unclear as of the date of this report. The effects of the CCPA (and, if enacted, the CPRA) are potentially far reaching and may require us to modify our data-processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

A pandemic, earthquake, fire, flood, or other natural or manmade disaster could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. In first-half 2020, Covid-19 caused some of our suppliers to temporarily shut down, operate at reduced capacity, or both. By June 2020, our suppliers had mostly recovered to at least 90% of their pre-Covid-19 manufacturing capacity, but we have no guarantee they will be able to continue operating at near-normal capacity, nor any guarantee we will be able to continue mitigating the Covid-19 supply and shipping challenges. Moreover, while our M700 endpoint ICs was in production by the end of second-quarter 2020, Covid-19-related restrictions on our suppliers and inlay partners delayed availability of inlays incorporating our M700 endpoint ICs. Most of our facilities and employees are based in Seattle, where the government has imposed restrictions designed to slow the spread of Covid-19 and which have disrupted our normal operations.

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

Various intellectual property license agreements give us access to the patents and intellectual property of others, for example to necessary intellectual property in the Gen2 protocol. We have licensed some of our patents and intellectual property to others, for example for our customers to practice their business using our products, and pursuant to agreements we entered into in connection with us participating in the development of GS1 EPCglobal protocols and ISO standards. For the former, in the course of us participating in the development of GS1 EPCglobal protocols, including UHF Gen2, UHF Gen2 V2, tag data standards, low-level reader protocol and others, we have agreed to license on a royalty-free basis those of our patents that are necessarily infringed by the practice of these protocols to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those other members. Similarly, in the course of us participating in the development of ISO standards, we have agreed to license on a RAND basis those of our patents that are necessarily infringed by the practice of certain ISO standards. Because it may not be clear whether a member’s intellectual property is necessary to the practice of a protocol, disputes could arise among members, resulting in our inability to receive a license on royalty-free or RAND terms. Further, some GS1 EPCglobal members declined to license some of their intellectual property under royalty-free terms, instead demanding reasonable and nondiscriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if those members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

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

To encourage widespread RAIN market adoption, we have participated in developing industry standards and have designed our products to comply with these standards. In 2013, GS1 EPCglobal ratified “UHF Gen2 Version 2” or Gen2 V2, a new version of the Gen2 protocol that underlies RAIN communications. In the future, we could lose our position in GS1 EPCglobal or we could lose our project-editorship role for Gen2. If a competitor introduces a Gen2 V2 product before we do, then we could lose market share or face difficulty selling our products. The introduction of new industry standards, or changes to existing industry standards, could make our products incompatible with the new or changed standards and could cause us to incur substantial development costs to adapt to these new or changed standards, particularly if they were to achieve, or be perceived as likely to achieve, greater penetration in the marketplace. If Gen2 V2 diverges significantly from our or the RAIN market’s needs then our products may likewise fail to keep pace with the market, our competitors’ products and end-user requirements, in which case end users could delay RAIN adoption. Moreover, the adoption or expected adoption of new or changed standards could slow our sale of existing products before we can introduce products based on the new or changed standards. New industry standards or changes to existing standards could also limit our ability to implement new features in our products if those features do not meet the new or changed standards. The lost opportunities as well as time and expense required for us to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not successfully develop products that comply with new or changed standards. If we are not successful in complying with any new or changed industry standards, then we could lose market share, causing our business to suffer.

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

Although we have experienced periods of revenue growth, we may not experience future revenue growth and you should not rely on any of our operating results from any prior periods as an indication of future performance. If we are unable to maintain adequate revenue growth and with it our gross margins, as well as control our expenses then our financial results could suffer and our stock price could decline.

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

We may be unable to effectively implement, or effectively implement in a timely manner, the controls and employee training necessary to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time, in which case implementing the requisite changes may take us significant time and may require additional controls and employee training. Our growth will challenge our ability to maintain these internal control and disclosure standards. If we fail to successfully complete the procedures, certifications and attestation requirements of Section 404, or if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or by other regulatory authorities. Investor perceptions of our company may suffer, likely causing a decline in our stock’s market price. We may not be able to fully comply with the requirements of the Sarbanes-Oxley Act or management or our independent registered public accounting firm may conclude that our internal controls will not be effective in future periods. Regardless of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, we currently have securities class-action complaints pending against us, our chief executive officer, former chief operations officer and former chief financial officer, asserting that we made false or misleading statements in our financial statements, press releases and conference calls during the applicable class periods. The complaints each seek monetary damages, costs and expenses. For more information, see Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Although we believe the claims in the securities class actions are without merit, we have entered into an agreement with the plaintiffs in these securities class actions to resolve them for $20.0 million, of which $14.6 million will be paid by our insurers. This settlement is conditioned upon court approval. If the settlement is not approved by the court or otherwise does not become final, we cannot predict the outcome of these proceedings or provide an estimate of potential damages, if any. If the settlement does not become final and we recommence litigation in these lawsuits, failure by us to obtain a favorable resolution of the claims set forth in the complaints could require us to pay damage awards or otherwise enter into alternative settlement arrangements for which our insurance coverage may be insufficient. Our assets could even be insufficient to cover amounts that exceed our insurance coverage. Any such damage awards or alternative settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, the litigation would have substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, all of which could have a material adverse effect on our business, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future.

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

We use security systems to maintain our facility’s physical and information-technology security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or breaches due to viruses, ransomware, loggers, or other malfeasant code in our data or software, or other causes, including phishing, social engineering, and employee or contractor negligence or malfeasance, could compromise access to and the integrity of this information. The consequences of loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing or selling our products, customer allegations of breach-of-contract, loss or theft of intellectual property, litigation by affected parties and possible financial liabilities for damages, any of which could have a material adverse effect on our business, financial condition, reputation and relationships with customers and partners. We also rely on third-party providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and financial functions, and we are therefore dependent on the security systems of these third-party providers. These third-party providers also face several risks of security breaches, and our ability to monitor their security is limited. Any security breaches or other unauthorized access to our service-providers’ systems or viruses, loggers, or other malfeasant code in their data or software could expose us to loss or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition.

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

Additionally, in connection with the issuance of the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped-call transactions are generally designed to reduce potential dilution to our common stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in the market price of our common stock.

For more information on the 2019 Notes and the capped-call transactions, see Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

We may in the future issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance, including any issuance of shares upon the conversion of the 2019 Notes, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 35.4% of our capital stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference			Filed Herewith
		Form	Date	Number

10.1†	License Agreement, dated July 3, 2008, between the Company and Intel Corporation				X

10.2†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the Company and Intel Corporation				X

10.3†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the Company and Intel Corporation				X

10.4†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the Company and Intel Corporation				X

10.5†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the Company and Intel Corporation				X

10.6†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the Company and Intel Corporation				X

10.7†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the Company and Intel Corporation	X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.	X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	X

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

†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: October 28, 2020	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)