Form 10-K
period 2020-12-31
IMPINJ INC
filed 2021-02-17
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $472.3 million.

As of February 5, 2021, 23,403,247 of shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

As used in this report, the terms “Impinj,” “the Company,” “we,” “us” and “our” refer to Impinj, Inc., unless the context indicates otherwise.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” These risks include the following:

•	if RAIN market adoption does not continue to develop, or develops slower than we expect, or if RAIN adoption by retailers does not continue at the rate we expect, our business will suffer;
•	our market is very competitive, and if we fail to compete successfully, our business and operating results will suffer;
•	an inability or limited ability of enterprise systems to exploit RAIN information may adversely affect the market for our products;
•	if end users or our direct customers fail to design our products into their products and systems, our operating results and prospects will be adversely affected;
•	alternative technologies or standards, or changes in existing technologies or standards, may adversely affect RAIN market growth and our business;
•

we obtain products we sell through third parties who operate outside of United States and with whom we do not have long-term supply contracts, and if we are unable to effectively manage our relationships with suppliers our operating results and financial condition would be adversely affected;

•	we are vulnerable to silicon wafer shortages, which may adversely affect our ability to meet demand for our products;
•	Our products must meet demanding technical and quality specifications and failure of our products to operate as expected could have an adverse effect on our operating results;
•	Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our business are uncertain;
•	we rely on a small number of customers for a large share of our revenues;
•	because we sell and fulfill through channel partners, our ability to affect or determine end-user demand is limited;
•	our growth strategy depends in part on the success of strategic relationships with third parties and their continued performance and alignment;
•	if we are unable to protect our intellectual property, then our business could be adversely affected;
•

we may become party to intellectual property disputes, which could be time consuming, costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption generally;

•	we have a history of losses and have only achieved profitability intermittently, and we cannot be certain that we will attain or sustain profitability in the future;
•	we have a history of significant fluctuations in our quarterly and annual operating results;
•

servicing $86.3 million aggregate principal amount 2.00% convertible senior notes due 2026, or the 2019 Notes, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2019 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business; and

•

our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 35.6% of our outstanding common stock as of December 31, 2020, and as a result are able to exercise significant influence over matters subject to stockholder approval.

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

•	the impact of Covid-19, including on macroeconomic conditions and our business, results and operations and financial condition;
•	our future financial performance, including our average selling prices and gross margins; and the dependency of our future financial performance on future macroeconomic conditions;
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

PART I

Item 1. Business

Overview

Our vision is a boundless Internet of Things, or IoT. We are driving a future in which everyday physical items are wirelessly connected to digital counterparts, or digital twins, in the cloud, and in which businesses and people access information about an item from its digital twin. Our mission is to connect every thing. We deliver a platform that powers item-to-cloud connectivity, and on which enterprise solution providers innovate IoT whole products.

Today, we deliver the identity, location and authenticity of billions of physical items. We believe our future is extending that delivery to trillions of physical items and enabling ubiquitous access to cloud-based digital twins of those items, each storing an item’s ownership, history and links. We believe the item-to-cloud connectivity that our platform will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Impinj Platform

Our platform, which comprises multiple product families, wirelessly connects individual items and delivers data about the connected items to business and consumer applications enabled by our partner network. We link the products within our platform to deliver capabilities and performance that surpasses mix-and-match solutions built from competitor products.

We and our partners connect the items via a miniature radio chip embedded in the item or in its packaging, reading and delivering each item’s identity, location and authenticity. To date, we have enabled connectivity to nearly 50 billion items, enabling businesses and consumers to derive timely information from those connected items.

Our platform uses RAIN, a type of radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Alliance that today has more than 160 member companies. Our industry uses free spectrum in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected many tens of billions of items to date. We believe RAIN’s capabilities – in particular, endpoint ICs with serialized identifiers, 30-foot range reading up to 1000 items per second without line-of-sight, radio-frequency energy harvesting for battery-free operation, essentially unlimited life and, in the future, cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

RAIN market adoption has historically been slower than anticipated or forecasted by us and industry sources. For additional information related to RAIN market adoption, please see the section of this report captioned “Risk Factors.”

Endpoint ICs

Our endpoint IC product family comprises miniature radios-on-a-chip that can wirelessly connect almost any item yet sell for pennies. Each IC attaches to a host item and includes a number to identify the item. The IC may also include or enable features such as user data storage, security, authentication, loss prevention, privacy protection and value-added Impinj custom capabilities, all accessible by our platform.

Our original equipment manufacturing, or OEM, partners typically attach each endpoint IC to a thin printed or etched antenna on a paper or Mylar backing, then cover the composite inlay with a paper face to form a tag. End users attach the tags to items in markets including retail, supply chain and logistics, healthcare, automotive, sports, industrial and manufacturing, consumer experience, food, datacenter, travel and banking. In some more-recent applications, rather than attaching a tag to an item, end users may instead embed the inlay directly into the item, for example by sewing an inlay into a garment’s care label. Regardless of the method by which our partners embed an endpoint IC into a host item, we refer to an IC and its host item as an endpoint.

When a consumer purchases a retail item, a store or supplier typically procures another item to sell, including another endpoint IC. We believe endpoint ICs are the first market for consumable silicon and are a recurring revenue source for us.

Systems

Our systems product family comprises reader ICs, readers and gateways that wirelessly provide power to, and communicate bidirectionally with, endpoint ICs on host items. They also read, write, authenticate and engage the endpoint ICs on those items. Our systems products include software and algorithms that enable our partners to deliver use cases such as retail self-checkout and loss prevention, and warehouse pallet and carton tracking, to end users worldwide.

Our reader IC product family comprises multiple products, tiered by performance and functionality, that our reader IC partners use in their readers. We offer easy-to-use APIs, development environments, sample code, drivers and libraries to facilitate partner reader development. We also leverage developments in our reader and gateway software to enhance our reader IC firmware. We sell our reader ICs to OEM and original design manufacturing, or ODM, partners that use them in mobile or handheld readers, fixed readers, gateways, RAIN-enabled appliances and other intelligent edge devices. We sell our reader ICs for tens of dollars.

Our reader product family comprises multiple finished products, tiered by performance and functionality. Our gateway product family integrates our readers with beamforming antennas to electrically steer a radio beam like a radar, locating and tracking items in one dimension or two. Our partners can use our readers and gateways to enable end-user solutions. Our readers and gateways are easy to deploy and use, can be powered via power-over-Ethernet, or PoE, and are certified for operation in more than 40 countries.

Our software and algorithms run either entirely on our readers and gateways or partly on them and partly on partner devices. We are currently focused on developing software and algorithms to enable retail use cases (such as self-checkout and loss prevention), and on supply chain and logistics use cases (such as pallet tracking in dock doors and package sortation on conveyors). Our easy-to-use APIs enable our partners to transform item data into actionable information, enabling analytics and insights about the items that businesses manufacture, transport and sell. Our APIs also help our partners deliver enterprise-grade systems management and control. We sell our readers and gateways through distributors, system integrators, or SIs, value-added resellers, or VARs, and solution providers. We sell our readers sell for hundreds of dollars and our gateways for thousands of dollars.

Industry Use Cases

The following use cases are representative of actual RAIN deployments we serve today.

Retail

Retailers, both traditional “brick-and-mortar” and online, consume billions of RAIN tags each year to obtain real-time data about products they manufacture, transport and sell. Today, most of retail products with RAIN tags are apparel and footwear, but retailers are extending RAIN usage to cosmetics, home good, sporting items and even food. Retailers can obtain the following benefits by using our platform:

•

In-store Inventory Visibility. Our platform delivers accurate and timely data about a retailer’s inventory. Accurate inventory data can reduce overstocks, understocks and searching, thereby allowing retailers to both reduce costly inventory and increase same-store sales by ensuring each store is properly stocked and by enabling staff to focus on customers rather than on inventorying or searching for items.

•

Omnichannel Fulfillment. The cornerstone of a successful omnichannel operation is real-time inventory visibility in stores, warehouses and fulfillment centers. The visibility our platform delivers can help or enable retailers ship directly from those stores, warehouses and fulfillment centers as well as allow consumers to buy online and pickup in store. It can also help retailers sell to any customer from any retail location, confidently sell down to the last item and facilitate seamless returns.

•

Self-checkout and Loss Prevention. Consumer self-checkout is a clear opportunity for retailers looking to modernize their in-store experience. However, self-checkout requires effective loss prevention. Our platform can enable both – self-checkout via kiosks that read endpoint ICs on items and loss-prevention systems that scan RAIN tags for unsold items leaving the store. As our inlay partners focus on embedding RAIN tags directly into retail items, we focus on key innovations like our patented Protected Mode that allows a tag to require a PIN for post point-of-sale readability, enabling loss-prevention systems to focus on unsold items while satisfying General Data Protection Regulation, or GDPR, and similar privacy requirements.

Supply Chain and Logistics

The supply chain and logistics, or SC&L, industry includes shipping companies, third-party logistics providers, postal organizations, captive distribution operations and other organizations transporting national and international trade. These organizations are increasingly demanding real-time shipment data to virtualize, analyze and optimize their operations. SC&L companies can obtain these benefits using our platform:

•

Shipment Verification. Our platform provides real-time data about items passing through dock doors to the systems that run shipping and receiving, enabling SC&L companies to reduce mistakes, automate processes and drive operational efficiencies.

•

Conveyor Sortation. Our platform enables high-speed, real-time, not line-of-sight reading of packages moving along conveyors, improving automatic sortation accuracy and reducing costly shipping errors.

•	Returnable Transit Item, or RTI, Tracking. By tagging RTI containers that travel in and out of warehouses, our platform can reduce RTI loss and ensure SC&L companies have the RTI containers they need.
•	Asset Management. Our platform enables automated asset check-in/out procedures and location monitoring, reducing loss and improving efficiencies and maintenance-schedule compliance.

Other Industries

These other industries can also obtain benefits using our platform:

•	Aviation. Luggage tags that incorporate our endpoint ICs allow airlines to give passengers real-time location information for their checked bags as well as reduce lost bags.
•	Automotive. Car manufacturers use our platform to track and verify automotive parts for vehicle assembly, reducing mistakes and labor costs and improving operations.
•	Healthcare. Hospitals use our platform to track assets and manage patient and clinician workflows. Partner products built on our platform include RAIN-enabled medical cabinets and refrigerators.
•

Industrial and Manufacturing. Industrial companies track components to increase manufacturing productivity and reduce shipping errors. Manufacturers use our platform to track assets and tools, reducing errors and increasing calibration compliance.

•	Sports. Marathons and other foot races track runners via our endpoint ICs in race bibs. Golf venues score participants’ shots via our endpoint ICs inside golf balls.
•	Food. Coca-Cola uses our reader ICs for syrup-cartridge tracking and replenishment in its Freestyle soda fountains.
•	Datacenters. Datacenters use our platform for asset tracking. Electronics manufacturers embed our endpoint ICs into electronic devices for processor-secured storage.
•	Travel. Driver licenses in some states in the United States include our endpoint ICs to speed border crossings. Fueling stations use vehicle windshield tags to enable automatic and cashless fueling.
•	Banking. Banks use our endpoint ICs for money bundles and to track information-technology assets.

•	Linen and Uniform Tracking. Laundry providers embed washable tags into their linens and uniforms for automated tracking.

Competitive Advantages

We believe we can extend our leadership of the RAIN RFID market by leveraging our competitive strengths, including:

•

Platform. Our platform integrates our products and enables enhanced functionalities in ways we believe surpasses mix-and-match solutions built from competitor components, improving overall RAIN system performance, capabilities, reliability and ease-of-use.

•

Market Leadership. We believe we have leading market share in endpoint ICs, reader ICs, fixed readers and gateways. We are also the only company with an integrated RAIN platform spanning those endpoint ICs, reader ICs, fixed readers and gateways.

•

Technology Leadership. Our RAIN focus has enabled us to regularly be first-to-market with innovative, high-performing and high-quality products. Our chief executive officer is a recognized industry thought leader, a director of the RAIN Alliance and previously was an editor for the RAIN radio standard.

•

Partner Ecosystem. Our worldwide partner ecosystem comprises hundreds of distributors, SIs, VARs, software solution partners and reader, inlay and tag ODMs and OEMs. That ecosystem gives us market reach, penetration and scale we believe few, if any, of our competitors enjoy.

•

Trusted Brand. We believe our industry leadership, name recognition and reputation for innovative, high-performing and high-quality products have significantly contributed to our leading market position.

•

Intellectual Property. We believe we have the leading RAIN patent portfolio. As of December 31, 2020, our portfolio included 287 issued and allowed U.S. patents, five issued and allowed international patents, 25 pending U.S. patent applications and two pending international patent applications.

Growth Strategies

To further our mission of connecting every thing, we plan to focus on the following strategic areas:

•	Drive RAIN Adoption: We will focus on repeatable whole products with top-tier partners, enhancing and expanding our product offerings and deepening our platform integration with those partners.
•	Invest in Our Platform: We will continue investing in our platform’s products, software and algorithms, use cases, differentiated capabilities and cost reductions.
•	Ubiquitous Reading: We will develop next-generation reader ICs to improve functionality, reduce costs and make Impinj-based partner readers ubiquitous.
•	Cloud Services: We will invest in cloud services that leverage differentiated features in our endpoint ICs to enhance our platform’s reach and breadth and enable new use cases and opportunities

Sales and Marketing

We have a worldwide sales team with expertise in endpoint ICs, reader ICs, readers, gateways and solutions. We also have a global ecosystem of hundreds of partners. Our sales team enables end-user solutions through, with and alongside those partners, fulfilling through the partners primarily as follows:

•	Endpoint ICs: Directly to inlay and tag OEMs. We typically negotiate pricing with these OEMs annually, with new pricing effective during the first quarter of the calendar year.
•	Reader ICs: Through distribution to handheld and fixed reader OEMs and ODMs.
•	Readers and gateways: To VARs and SIs through distributors.

We aim to engender preference for our platform in all our sales engagements, encouraging our partners and end users to use and gain the full benefit of our entire platform. Our business development, product marketing, technical and systems engineers actively engage those partners and end users. Our solutions-marketing and business-development teams work with our ISVs to enable end-user awareness, joint solutions, joint go-to-market selling and sales enablement.

The following table presents total revenue concentration to Avery Dennison Corporation, or Avery Dennison, Arizon RFID Technology (Yangzhou) Co., LTD, or Arizon, and a North American logistics provider for the periods presented;

	Year Ended December 31,
	2020	2019	2018
Revenue:
Avery Dennison(1)	32%	31%	39%
North American logistics provider	*	14	*
Arizon	10	*	10
	42%	45%	49%
* Less than 10%
(1) Includes concentration of revenue related to Smartrac NV, or Smartrac. In March 2020, Avery Dennison completed an acquisition of Smartrac.

Avery Dennison and Arizon purchase our endpoint ICs for their inlay and tag products. In 2019, we generated 14% of total revenue from a North American logistics provider in connection with a project-based gateway deployment.

Manufacturing

We outsource all our product manufacturing to third-party manufacturers that build our products to our specifications. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on accelerating development of new products and solutions.

Taiwan Semiconductor Manufacturing Company Limited, or TSMC, fabricates our endpoint IC wafers in Asia and the United States and has been our sole endpoint IC wafer supplier since 2003. We order endpoint IC wafers on a purchase-order basis and do not have a long-term agreement with TSMC. We test the wafers at our U.S. headquarters and in Asia. We use multiple subcontractors to post-process the wafers, with Stars Microelectronics (Thailand) Public Company Limited, or Stars, and Unisem Group, or Unisem, our primary subcontractors. We generally engage all our endpoint IC subcontractors on a purchase-order basis.

TowerJazz Ltd., or TowerJazz fabricates our reader IC wafers in the United States and has been our sole reader IC wafer supplier since 2008. We order reader IC wafers on a purchase-order basis and do not have a long-term agreement with TowerJazz. We test and package the ICs in Asia. We generally engage all our reader IC subcontractors on a purchase-order basis.

Plexus Corp., or Plexus, manufactures our readers and gateways in Asia since 2005. We order readers and gateways pursuant to non-exclusive purchase agreements that automatically renew each year, subject to each party’s right to terminate on 180 days’ notice. We use subcontractors on a purchase-order basis to assemble and test printed circuit boards, to build our reader and gateway enclosures and to test our readers and gateways.

Research and Development

We built our company around technology leadership, innovation and best-in-class products. Throughout our history we have committed, and we plan to continue committing, significant resources to technology, innovation and product development. We believe we have achieved our leading market position by continuously improving product performance, features, quality and reliability while reducing costs, and we plan to invest to continue doing so.

In most situations, we strive to lead the market with new products and innovations, but we sometimes adopt a more deliberate approach depending on the market situation. As one example, our nearest endpoint IC competitor migrated from 200mm wafers to 300mm wafers before we did. That migration caused the inlay OEMs to gradually retrofit their inlay manufacturing machines to handle 300mm wafers. In the meantime, we focused on an endpoint IC process-node migration, which we completed in 2020. Our first product in that process node, the Impinj M700, is not only on 300mm wafers, but today has roughly twice as many ICs per wafer as that competitor and entered the market with the inlay OEMs already able to process 300mm wafers.

We have a team of skilled engineers that today conduct all our research and most of our product development internally. As of December 31, 2020, we had 159 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. To date, our intellectual property portfolio includes 287 issued and allowed U.S. patents, five issued and allowed international patents, 25 pending U.S. patent applications and two pending international patent applications. The first of our 258 utility patents expire in 2022 and the first of our 29 design patents expire in 2021. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

Because most RAIN product SKUs are used in the United States, and because most of our partners, end users and competitors have U.S. operations, we believe U.S. patents hold the most value for our business. Consequently, we have primarily filed U.S. patent applications. Because our portfolio currently comprises mostly U.S. patents, we have limited ability to assert our intellectual property rights outside the United States.

Although our patents and trade secrets constitute valuable assets, we do not view any one of them as material. Instead, we believe the totality of our patent and trade-secret portfolio creates an advantage for our business.

We have entered into licensing, broad-scope cross licensing and other agreements authorizing us to use or to operate within the scope of patents and intellectual property owned by third parties. For example, we have licenses to third-party intellectual property that we use in our products. As another example, by participating in developing GS1 EPCglobal protocols, such as the RAIN radio protocol, we agreed to license those of our patents necessarily infringed by the practice of these protocols on a royalty-free basis to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those members. By participating in developing International Organization for Standardization, or ISO, standards, we agreed to grant to all users worldwide a license to those of our patents necessarily infringed by the practice of several ISO standards, including non-RAIN standards, on reasonable and nondiscriminatory terms, here again subject to reciprocity.

We own a number of trademarks and develop names for our new products and secure trademark protection for them, including domain name registration, in relevant jurisdictions.

Alliances and Standardization

Our platform connects everyday items using the RAIN RFID technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac N.V., cofounded the RAIN Alliance. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions, with more than 160 members as of December 31, 2020. Today, the RAIN industry has access to radio spectrum freely available in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected many tens of billions of items. We believe RAIN’s core capabilities – serialized identifiers for individual items, battery-free operation, 30-foot range, not line-of-sight readability, up to 1,000 reads per second, low cost, essentially unlimited life and available cryptographic authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

We, our end users, partners and competitors developed the RAIN radio protocol, whose technical name is EPC™ Radio-Frequency Identity Protocols Generation-2 UHF RFID (standardized as ISO/IEC 18000-63 and often known colloquially as Gen2) in 2004, with us as the editor. Our community delivered a backward-compatible update in 2013, again with us as the editor. Our industry uses the RAIN radio protocol nearly exclusively.

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

Competition

Each of our competitors competes with some, but not all, of our products. Our primary competition includes:

•	Endpoint ICs: NXP B.V., or NXP, and Alien Technology Corporation, or Alien.
•	Reader ICs: STMicroelectronics N.V., or ST, Phychips Inc, Zhikun Semiconductor Co. Ltd, or Iotelligent, and MagicRF.
•	Readers and Gateways: Alien, which also purchases our reader ICs, and Zebra Technologies Corporation, or Zebra.

The market for RAIN, our platform and our products is highly competitive. New entrants can and do come into our market at any time, and we expect our competition to increase as the market and end-user adoption grow. The competitive factors that impact our platform and product sales include:

•	portfolio, performance, features, lead times, reliability and price;
•	support, ease of use and availability of reference designs;
•	development tools and APIs (except in the endpoint IC market);
•	integration and certification with end-user applications; and
•	company reputation.

Although we believe we compete favorably on the above factors, our future competitiveness will depend on our ability to design, develop and deliver compelling products and enable compelling end-user solutions.

We occasionally experience competitive pressures due to prevailing exchange rates as our product pricing is denominated in U.S. dollars. In addition, our competitive position depends on our ability to continue to attract and retain talent while protecting our intellectual property. For additional information on the risks associated with our business, see “Risk Factors.”

Employees and Culture

As of December 31, 2020, we had 310 employees. None of our employees are represented by a labor union, and we believe our employee relations are excellent.

Our corporate culture embodies a set of principles centered around respect, collaboration, accountability, empowerment and thinking big. We believe our principles and the culture that derives from them are essential to the health and success of our business. We focus on aligning our employees to those principles, promoting and fostering diversity, inclusion, passion and commitment.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occur, our business, operating results and financial condition could be materially impacted. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Relating to Our Platform, Products and Technologies

The extent and pace of RAIN market adoption is uncertain. If RAIN market adoption does not continue to develop, or develops slower than we expect, our business will suffer.

The RAIN market is still developing. RAIN adoption, and adoption of our products and platform, depend on numerous factors, including:

•	the extent to which end users understand and embrace the benefits that RAIN offers;
•	whether the benefits of RAIN adoption outweigh the cost and time to replace or modify end users’ existing systems and processes; and
•	whether RAIN products and applications meet end users’ current or anticipated needs.

In the past, we have, at times, anticipated and forecasted a pace of end-user adoption that exceeded the actual pace. Additionally, adoption has not progressed evenly for many reasons, such as the project-based nature of many end-user deployments. We expect continued difficulty forecasting the pace of adoption. As a result, we may be unable to accurately forecast our future operating results, including revenue, gross margins, cash flows and profitability, any or all of which could negatively impact our financial performance.

RAIN adoption is concentrated in key industries, particularly retail. If retailer adoption does not continue at the rate we expect, our business will be adversely affected.

Our financial performance depends on the pace of end-user RAIN adoption in key industries such as retail, our largest market. Retailers with primarily a physical marketplace presence have experienced financial stress in recent periods. Many of these same retailers have deployed RAIN to improve their competitiveness. If they fail to compete effectively then the number of stores they maintain, and the scope of their RAIN deployments, may decrease. Other industries that we currently regard as being key for RAIN adoption include supply chain and logistics, aviation and automotive, many of which face similar stressors as the retail market.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP and Alien; in reader ICs, ST, Phychips, Iotelligent and MagicRF; in readers and gateways, Alien and Zebra. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

Some of our competitors may devote more resources than we can to the development, promotion, sale and support of their products. Our competitors include companies that have much greater financial, operating, research and development, marketing and other resources than us. These competitors may discount their products to gain market share. In doing so, they could simply accept smaller margins, or they could maintain margins by achieving cost savings through better, more efficient designs or production methods. They may also bundle other technologies, including those we do not have in our product portfolio, with their RAIN products. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, increasing competitive pressures on us while possibly restricting our access to the Chinese market. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may also choose to compete with us rather than purchase our products.

We are expected to introduce new products and product enhancements on a regular basis.

We introduce new products and services to keep pace with technology advancements, satisfy increasingly demanding end-user requirements and grow market acceptance. We commit significant resources to developing these new products and services while improving performance, reliability and reducing costs. Because our products are often used in, and incorporated into, complex business processes and use cases, new products and services may take time to be successful or may not succeed at all.

In the future, our success in developing the technologies or processes necessary for new or enhanced products and services, or in licensing or otherwise acquiring these technologies from third parties, and our ability to introduce new products and services before our competition, will depend on various factors, including:

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

A successful end-user RAIN deployment requires not only tags and readers or gateways, but RAIN integration with information systems and applications that derive business value from RAIN data. Unless third parties continue developing and advancing business analytics tools, and end users enhance their information systems to use these tools, RAIN deployments could stall. Our efforts to foster third-party development and deployment of these tools could fail. In addition, our guidance to business-analytics providers for integrating our products with their tools could prove ineffective.

Solution providers and SIs are essential to the RAIN market. They provide deployment know-how to enable end users to successfully deploy RAIN solutions. Integrating our products with end-user information systems could prove more difficult or time consuming than we or they anticipate, which could delay deployments.

Selling prices of our products could decrease substantially, which could have a material adverse effect on our revenue and gross margins.

The average selling price, or ASP, of our products has decreased over time and RAIN market development. We expect continued price decreases, but cannot predict the future rate. From time-to-time we reduce the selling prices of our products to meet end-user demands or to respond to market pressure from our competition. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. If, in the future, we are unable to offset ASP reductions with increased sales volumes or reduced product costs, then our revenue and gross margins will suffer.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. New market requirements can render old products uncompetitive for new opportunities. When demand for older products declines, ASPs may decrease quickly. To profitably sell our products we must continually improve our technology and processes, and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot develop and implement processes or improve efficiencies sufficient to maintain required margins, we may not be able to sell our products profitably.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in endpoint IC demand. If demand declines then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our existing endpoint ICs, as well as for our new endpoint ICs, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs, readers and gateways. If we fail to establish the benefits of using our endpoint ICs with our platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

Changes in our product mix could adversely affect our overall gross margin.

We generate most of our revenue from endpoint IC sales, with lower gross margins than our other products. In addition, endpoint IC gross margins are affected by product mix, which can fluctuate based on competitive pressures and end-user demand. A further shift in sales mix away from our higher margin products to lower margin products, especially to our endpoint ICs, will negatively affect our gross margins.

Our products must meet demanding technical and quality specifications. Defects, errors or interoperability issues with our products, the failure of our products to operate as expected, or undue difficulty in deploying our products in actual operations could affect our reputation, result in significant costs to us and impair our ability to sell our products.

Our products must meet demanding customer specifications for quality, reliability and performance. They are also highly technical and are deployed in large, complex systems. Our channel partners and end users may discover errors, defects or incompatibilities in our products, including after deploying them. In addition, our channel partners or end users may find compatibility or interoperability issues between our products and their enterprise software systems, or between our products and other RAIN products. They may also experience problems when our products are combined with or incorporated into products from other vendors, such as our tag OEMs using our endpoint ICs with their antennas, or our reader partners using our reader ICs in their readers. We may have difficulty identifying and correcting the problems when third parties are combining, incorporating or assembling our products.

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

Currently, certain of our products are experiencing production issues. While we believe that these issues can be resolved in a timely manner, if we are unable to resolve these issues in a timely manner, or at all, our operating results could be adversely affected.

Given the technical and business requirements against which end users evaluate RAIN and our products and platform, our business results and prospects could suffer if we are unable to make our products and our platform easy to deploy. To demonstrate the benefits of our platform in meeting business needs and to develop deployment methods to meet those needs, we frequently enter into proof-of-concept deployments, or POCs, with prospective end users. These POCs can extend for relatively long periods of time, and they may not be successful for a variety of reasons, including changes in end-user requirements, changes in end-user commitment or deployment challenges.

End users or our direct customers must design our products into their products and systems. If they fail to do so, our operating results and prospects will be adversely affected.

Convincing end users or our direct customers to design RAIN and our products into their products and systems requires educating them about RAIN’s value over other technologies. They may currently use other technologies or products and may not feel the need to learn about how RAIN or our products can improve their systems. Even when convinced, they often undertake long pilots or qualification processes prior to placing orders. We spend significant time and resources to have RAIN and our products selected by a potential end user or customer. End users or our direct customers adopting RAIN often involves them weighing the benefits of RAIN against the costs of modifying or replacing their existing systems, and if they remain unconvinced, they may not deploy. If we fail to develop new products that adequately or competitively address the needs of end users or our direct customers, they may not select our products to be designed into their systems, which could adversely affect our business, prospects and operating results.

Our visibility into the length of the sales and deployment cycles for our products is limited.

We have limited visibility into the length of product sales and deployment cycles, and these cycles are often longer than we anticipate. Many factors contribute to our uncertainty, including the time channel partners and end users spend evaluating our products, time educating them on RAIN’s benefits, and time integrating our products with their systems. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of those orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments, if we receive them at all.

Alternative technologies, or changes in RAIN standards, may enable competitive products and services and may adversely affect RAIN market growth and our business.

Technology developments may affect our business negatively. Breakthroughs in legacy RFID technologies or markets, including those using low frequency or high frequency technology, could adversely affect RAIN market growth generally and demand for our products in particular. Likewise, new technologies may allow lower-cost ICs than our current silicon-based technology allows. If we are unable to innovate using new or enhanced technologies or processes or are slow to react to changes in existing technologies or in the market, or have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be impacted and result in product obsolescence, decreased revenue and reduced market share.

Significant changes in RAIN standards bodies, standards or qualification processes could impede our ability to sell our products and services.

We participate in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. We have historically taken a leadership positing in standards development. In the future, we could lose that leadership position or our influence in standards development.

New industry standards, or changes to existing standards, could render our products obsolete and cause us to incur substantial development costs to adapt to the new or changed standards. If the industry standards diverge from our or the RAIN market’s needs, then our products may fail to keep pace with the market or cause end users to delay their deployments. Moreover, the adoption or expected adoption of new or changed standards could slow our sale of existing products before we can introduce new products that meet the new or changed standards. New standards or changes to existing standards could also limit our ability to implement new features in our products if those features do not meet the new or changed standards. The lost opportunities as well as time and expense for us to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not successfully develop products that comply with new or changed standards.

Certain organizations develop requirements for RAIN tags and test tags against those requirements. As one example, the ARC Program at Auburn University, or ARC, develops tag performance and quality requirements for end users that engage them. Some participants in the RAIN market are ARC sponsors, but we are not among them. Some other organizations perform this function as well. ARC or a similar organization could develop specifications that few or none of our endpoint ICs meet.

Changes in government spectrum regulations or their enforcement could adversely affect our ability to sell our products.

Government radio regulations require that our readers and gateways be certified for spectral compliance in jurisdictions where they are sold or operated. Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the EU. If one of our reader or gateway products is found to be noncompliant despite being certified, we could be required to modify field-deployed readers or gateways and could spend significant resources and miss sales opportunities in the process.

Government regulations may change, possibly without notice, requiring us to redesign our products to conform with the new regulations or constraining our ability to incorporate new features into our products. Such changes could cause us to incur significant costs, including costs associated with obsolete inventory. Regulatory changes may also cause us forego opportunities to improve our products, potentially delaying our time-to-market.

Sales of some of our products could cannibalize revenue from other products.

Our sales of some of our products enable our channel partners to develop their own products that compete with other of our products. For example, sales of our reader ICs allow our OEM partners to build and sell readers and gateways that may compete with our readers and gateways. Similarly, sales of our readers allow our channel partners to build and sell gateways that compete with our xArray and xSpan. In the future, we may see one product line expand at the expense of another, or we may be asked by partners to disadvantage or divest a product line. We cannot predict whether we can manage such conflicts in the future or retain channel partners despite conflicts.

Pricing commitments and other restrictive provisions in our customer agreements could adversely affect our operating results.

In the ordinary course of business, we enter into agreements containing pricing terms that could, in some instances, adversely affect our operating results and gross margins. For example, some contracts specify future IC, reader or gateway pricing or contain most-favored customer pricing for certain products. Other agreements contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Reducing prices or offering favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers.

Risks Relating to Our Personnel and Business Operations

We obtain the products we sell through third parties with whom we do not have long-term supply contracts. If we are unable to effectively manage our relationships with suppliers, our operating results and financial condition would be adversely affected.

Our ability to secure cost-effective, quality products in a timely manner could be adversely affected by many factors, including:

•	Third-party manufacturing capacity may not be available when we need it.
•

Some products have long lead times and we place orders for them five or more months before our anticipated delivery dates to our customers. If we inaccurately forecast customer demand, we may be unable to meet our customers’ delivery requirements or we may accumulate excess inventory.

•

Supply disruptions may affect our ability to meet our customers’ demand, potentially causing customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Supply disruptions can also distort demand, making it even harder to meet true demand with finished products.

If our suppliers fail to manufacture our products at reasonable prices or with satisfactory quality levels, then our ability to bring those products to market and our reputation could both suffer. If supplier capacity diminishes, whether from closures, bankruptcy, capacity allocation, in response to Covid-19, catastrophic loss of facilities or otherwise, we could have difficulty fulfilling orders, our revenue could decline and our growth prospects could be impaired. Transitioning our assembly services or IC foundries to new providers would take many months and, in the case of ICs, could take several years. And transition would require a requalification by our customers or end users, which could also adversely affect our ability to sell our products and our operating results. Moreover, in the event of a quality issue, the process of testing failed products and diagnosing and fixing defects is time consuming and costly and could constrain our ability to supply customers with new products.

We are vulnerable to silicon wafer shortages, which may adversely affect our ability to meet demand for our products.

The semiconductor industry frequently has periods of capacity shortfall. Some semiconductor industry analysts predict such a shortfall in 2021. These shortfalls may decrease sales and cause market-share losses if our customers purchase competitive products, or alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory.

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in certain quarters of 2014, 2015 and 2016, we purchased more endpoint IC wafers than we needed, which reduced our available cash. In addition, we may invest in inventory to support anticipated business growth, as we did with endpoint IC inventory in 2017. If we are unable to sell the inventory we purchased, or if we must sell it at lower prices due to excess inventory or obsolescence, then our business will be negatively impacted.

We bear inventory risks due to our reliance on channel partners to sell and distribute our products.

We typically manufacture our products based on channel-partner forecasts before we receive purchase orders. However, many of our channel partners have difficulty accurately forecasting end-user demand and the timing of that demand. They also sometimes cancel purchase orders or reschedule product shipments, in some cases with little or no advance notice to us. We also sometimes receive soft commitments for large orders which do not materialize. In addition, when we introduce new products, we may initially carry higher inventory or have slower inventory turns depending on market acceptance. We have additional uncertainty arising from our competition’s business practices and from unanticipated external events, such as changes in regulatory standards, all of which can adversely affect demand and consequently our inventory levels, sales and operating results.

Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our business are uncertain.

Covid-19 has created significant worldwide economic volatility, uncertainty and disruption, and those effects are likely to persist for some time. Covid-19 has already, and will likely continue to, adversely affect our financial position, results of operations, cash flows and future business prospects. Our significant Covid-19 risks include:

•	uncertain product demand given the decline in many business activities globally, particularly in the retail industry, as well as overall delays in RAIN market adoption;
•	decreased visibility into market demand and consequent challenges in effectively managing our inventory;
•	partner-requested preordering or rescheduling as a result of supply concerns which can increase channel inventory;
•	increased operating costs such as those associated with work-from-home edicts and increased legal and regulatory demands;
•	delays in customer pilots which can delay project-based deployments;
•	delays in research and development efforts which can, in turn, delay new product introductions or product enhancements;
•	inability to engage in in-person sales and market activities, which can reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a prolonged work-from-home environment.

With respect to market demand, in 2020, Covid-19 caused widespread venue closures, materially affecting demand for our products. Covid-19 is expected to continue impacting venues into 2021, with a particularly adverse impact in retail, including retail apparel, where RAIN is widely adopted. Covid-19 may accelerate a long-term shift in consumer behavior away from physical stores which may further reduce demand for our products over the longer term. The extent and duration to which Covid-19 impacts the retail industry and any retailer’s plans with respect to capital expenditures is unclear, as is the extent to which it will impact our product sales.

Covid-19 has affected many other markets that use our products, including aviation, sporting events such as footraces, and many others. Many of these markets will continue to feel Covid-19’s impacts into 2021. If we fail to make our products and platform easy-to-deploy and economical for these markets, or if participants in these markets delay or forgo RAIN investments in response to Covid-19 or otherwise, our ability to penetrate them may suffer.

Uncertainties surrounding global trade policies could have a material adverse effect on us.

Changes in U.S. and foreign laws and policies governing foreign trade, manufacturing, development and investment in the jurisdictions where we currently develop and sell products, and any negative consequences resulting from such changes, could materially affect our business.

In recent years, the U.S. government has imposed significant tariffs on a variety of items imported other countries, particularly China. China has responded by imposing significant tariffs on a variety of items imported from the United States. Such tariffs could have a material adverse impact on our ability to compete internationally. The United States and China signed a preliminary trade agreement in early 2020. However, the tariffs remain in place as negotiations between the countries continue.

Other causes of uncertainty include the Chinese government’s efforts to promote China’s domestic semiconductor industry and lingering uncertainties stemming from the United Kingdom’s separation from the EU.

We are subject to risks inherent in operating abroad and may not be able to successfully maintain or expand our international operations.

In 2020, we derived 80% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which has a variety of significant risks, including:

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

Various foreign regulatory or governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in ways that may adversely impact our business. For example, the European Union Court of Justice in October 2015 invalidated the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the

United States in compliance with applicable EU data-protection laws. The EU-U.S. Privacy Shield subsequently adopted in 2016 to provide a mechanism for companies to transfer EU personal data to the United States, was also invalidated by the European Union Court of Justice in July 2020. As another example, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Significant regulatory uncertainty remains surrounding data transfers from the European Economic Area to the United States. In China, we are monitoring legal and government advisory developments regarding cybersecurity-focused legislation for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements. We may be required to change our policies and practices with respect to data transfer and other aspects of our data processing and security, which may be burdensome or involve substantial cost and expense, in an effort to address new and evolving limitations and requirements relating to privacy, security, data storage, and data protection.

Additionally, the United Kingdom, or UK, has enacted legislation that substantially implements the GDPR and which provides for penalties of up to the greater of 4% of worldwide annual revenue and 17.5 million British Pounds. Following the UK’s exit from the EU, however, which became effective January 31, 2020, with a transition period ending December 31, 2020, significant uncertainty remains regarding matters such as data transfers between the UK, the EU and other jurisdictions. This uncertainty and other developments could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents, and provides for noncompliance penalties of up to $7,500 per violation. In addition, the California Privacy Rights Act, or CPRA, was passed by voters in California’s November 2020 election. The CPRA significantly modifies the CCPA, creating additional obligations with respect to consumer data commencing on January 1, 2022, and going into effect generally on January 1, 2023. Aspects of the CCPA, the CPRA, the GDPR and other laws and regulations relating to privacy, data protection, and security remain unclear as of the date of this report, but these laws and regulations potentially are far reaching. Laws and regulations relating to privacy, data protection and security, and continued evolution of such laws and regulations and their interpretation and enforcement, may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses in an effort to comply. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations may result in actions against us by governmental entities, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such actions may be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

We generally conduct our China operations through a wholly owned subsidiary and our European operations through our U.K. subsidiary. For other worldwide jurisdictions, we generally report our taxable income based on our business operations in those jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to the jurisdiction or subsidiary. In the event of a disagreement, if our position is not sustained, we could be required to pay additional taxes, interest and penalties, which could result in tax charges, higher effective tax rates, reduced cash flows and lower overall profitability.

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

We outsource our manufacturing and production to suppliers in a small number of jurisdictions including Thailand, Malaysia, Taiwan and China. These jurisdictions have experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future. Some of these jurisdictions have also experienced, and may continue to experience, intermittent or sustained mandatory shutdowns or other restrictions to combat the spread of Covid-19.

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers could slow or halt product shipments or disrupt our ability to test or post-process products. In response, we could be forced to transfer our manufacturing, testing and post-processing activities to more stable, and potentially more costly regions or find alternative suppliers.

Our business operations could be disrupted by natural disasters.

In addition to the pandemic risk discussed earlier under “—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our business are uncertain,” other disasters, whether natural or manmade, could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. We have facilities in areas with known seismic activity, such as our headquarters in Seattle, Washington. We have facilities in areas with known flooding, such as our office in Shanghai, China. We have a wafer testing and dicing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses to repair or replace the facility. We do not carry insurance that covers potential losses caused by pandemics, earthquakes, floods or other disasters.

Risks Relating to Our Relationships with Customers, Channel Partners and End Users.

We rely on a small number of customers for a large share of our revenues.

We sell our endpoint ICs directly to inlay and tag OEMs and ODMs. We sell our reader ICs to OEMs and ODMs, primarily through distribution. We sell our readers and gateways to VARs and SIs, primarily through distribution. In 2020, sales to tag OEMs Avery Dennison and Arizon accounted for 32% and 10% of our total revenue, respectively. In March 2020, Avery Dennison acquired Smartrac’s RFID inlay segment. Sales concentration to a smaller number of OEMs decreases our bargaining power and increases the risk that our pricing or sales could decline based on sales measures taken by our competitors or our own failure to compete effectively.

If we fail to retain our endpoint IC, reader IC, reader or gateway partners or distributors or fail to establish new relationships, our business, financial condition or operating results could be harmed. Our competitors’ relationships with, or acquisitions of, these partners or distributors could interfere with our relationships with them. Any such interference could impair or delay our product sales or increase our cost of sales.

We engage directly with end users to adopt our products in large projects. These projects, often involving large purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. They also increase the volatility of our revenues and operating results. For example, we generated 14% of our total 2019 revenue from a North American systems customer. If we are unable to replace project-based revenue with new revenue streams, or if end users with large projects change or delay them without giving us with adequate notice, our sales could decline from period to period and harm our stock price.

Because we sell and fulfill through channel partners, our ability to affect or determine end-user demand is limited.

End users drive demand for our products but, because we sell our products through channel partners, we are one step removed from those end users and unable to directly assess their demand. Our channel partners may choose to prioritize selling our competitors’ products over ours, or they may offer products that compete with our products or limit sales of our products. If our channel partners do not sell enough of our products or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

Our channel partners may not properly forecast end users’ demand for our products.

Our channel partners may purchase more of our products than they need to satisfy end-user demand, increasing their inventory and reducing future sales. Distributors may return products in exchange for other products, subject to time and quantity limitations. Our reserve estimates for products stocked by our distributors are based principally on reports provided to us by our distributors, typically on a monthly basis. If the inventory and resale information our partners and distributors provide is inaccurate, or if we do not receive it in a timely manner, then we may not have a reliable view of products being sold to end users which could impact our operating results.

Our growth strategy depends in part on the success of strategic relationships with third parties and their continued performance and alignment.

We invest in relationships with SIs, VARs and software providers whose product offerings complement ours and through which we fulfill our product sales. Our business will be harmed if we fail to develop and grow these partner relationships. For example, our operating results may suffer if our efforts developing partner relationships increase costs but do not increase revenue. Partner relationships may also involve exclusivity provisions, multiple levels of distribution, discount pricing or investments in other companies. The cost of developing and maintaining partner relationships may go unrecovered and our efforts may not generate a corresponding increase in revenue.

Our business depends on our brand recognition and reputation, and if we fail to maintain or enhance our brand recognition or reputation then our business could be harmed.

We believe that building our brand and reputation is key to our relationships with partners and end users and to our ability to attract new partners and end users. We also believe that our brand and reputation will be increasingly important as market competition increases. Our success depends on a range of factors, including:

•	continuing to deliver high-quality, innovative and defect-free products;
•	maintaining high customer satisfaction;
•	successfully differentiating our products from those of our competitors; and
•	appropriately managing both positive and negative publicity.

Risks Relating to Our Intellectual Property

If we are unable to protect our intellectual property then our business could be adversely affected.

Our success depends in part upon our ability to obtain, maintain and enforce patents, copyrights, trade secrets, trademarks and other intellectual property rights and to prevent third parties from infringing, misappropriating or circumventing those rights. We rely on a variety of intellectual property rights, including patents in the United States and copyrights, trademarks and trade secrets in the United States and foreign countries. We have historically focused on filing U.S. patent applications for a number of reasons including the fact that many RAIN products are used in or imported into the United States. By seeking patent protection primarily in the United States, our ability to assert our intellectual property rights outside the United States is limited, including in some significant foreign markets such as China. We have registered trademarks and domain names in selected foreign countries where we believe filing for such protection is appropriate and we have a small number of foreign patent applications and issued and allowed foreign patents. Regardless, some of our products and technologies may not be adequately protected by any patent, patent application, trademark, copyright, trade secret or domain name. Also, effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the United States.

We cannot guarantee that:

•

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;
•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•	any of our pending or future patent applications will be issued or have the coverage we originally sought;
•	our intellectual property rights can or will be enforced, particularly in jurisdictions where competition may be intense or where legal protections may be weak;
•	we will not lose the ability to assert our intellectual property rights against, or to license our technology to, others and collect royalties or other payments; or

•	we will retain the right to ask for a royalty-bearing license to an industry standard if we fail to file an intellectual property declaration pursuant to the standards process.

Monitoring and addressing unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property has already occurred and may occur again. Our failure to identify unauthorized use or otherwise adequately protect our intellectual property could adversely affect our business.

Litigation to enforce our intellectual property rights is time consuming, distracting, expensive and could result in outcomes or consequences that are harmful to us. We could incur significant costs and divert our attention and the attention of our employees by threatening or initiating litigation, which could, in turn, decrease revenue and increase expenses. Because litigation outcomes are uncertain, we could lose an enforcement action or weaken our intellectual property rights in litigation. An adverse decision could impair our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and operating results. At the same time, a decision not to enforce our intellectual property rights could embolden others to violate or potentially violate our intellectual property rights and thus weaken those rights over time.

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. For further information regarding this litigation, please refer to Note 11 of our condensed consolidated financial statements included elsewhere in this report.

If we are unsuccessful in prosecuting our patent-infringement claims against NXP or in defending ourselves against NXP’s counterclaims, or to the extent we cannot maintain the validity and enforceability of our patents, we could see a material adverse effect on our business, results of operations or financial condition. Regardless of the outcome, our lawsuit against NXP will increase our expenses and distract management and key employees, and could negatively impact our relationships with partners or end users and result in retaliatory claims against us.

Some of our technology is not patented or patentable and constitutes trade secrets. To protect our trade secrets, we require our employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We also rely on contractual protections with our channel partners, suppliers and end users, and we implement security measures to protect our trade secrets and other confidential information. We cannot guarantee we have entered into appropriate agreements with all parties that have access to our trade secrets or confidential information. Moreover, the agreements we have entered into may not provide sufficient protection for our trade secrets or other confidential information in the event of any unauthorized use or disclosure. Our trade secrets and other confidential information could also be obtained by third parties by breaches of our security systems. Our suppliers, employees or consultants could also assert rights to our trade secrets or other confidential information.

Our use of overseas manufacturers has extra risk. The intellectual property protection in countries where our third-party contractors operate is weaker than in the United States. If the steps we have taken and the protection provided by law do not adequately safeguard our intellectual property rights then we could suffer lost profits due to sales of competing products that exploit our intellectual property rights.

We may become party to intellectual property disputes which could be time consuming, costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption generally.

Many companies in our industry, as well as non-practicing entities, hold patents and other intellectual property rights and may pursue, protect and enforce those intellectual property rights. We have received, and may receive in the future, invitations to license patent and other intellectual property rights to technologies that could be important to our business. We also receive assertions against us, our channel partners and or end users claiming that we or they infringe patent or other intellectual property rights. Offers to purchase patents or other intellectual property rights, or claims that we infringe patents or other intellectual property rights, regardless of their merit or resolution, are costly to resolve and divert the efforts and attention of our management and technical personnel. If we decline to accept an offer or refute a claim, then the offering or claiming party may pursue litigation against us.

Intellectual property disputes have adversely affected RAIN adoption. As one example, in 2011 Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for RAIN-related patent infringement. We believe those lawsuits adversely affected demand for our products from 2011 to 2014. In 2013, Round Rock Research entered into licensing agreements with many RAIN suppliers, including us; in early 2015 they reached a settlement agreement with the last of the end-user defendants. The licensed Round Rock patents all expired by the end of 2019. However, we, our channel partners, suppliers or end users could be involved in similar disputes in the future which could adversely affect our operating results and growth prospects.

We may be forced, or choose, to take action to protect our own intellectual property against infringement by others. Our actions could adversely affect RAIN adoption as well as our own operating and growth prospects. For example, in June, 2019 we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP, in the U.S. District Court for the Northern District of California and in October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. For more information, see “-If we are unable to protect our intellectual property, our business could be adversely affected.”

Many of our agreements require us to indemnify and defend our channel partners and end users from third-party infringement claims and pay damages in the case of adverse rulings. These damages could be sizable and disproportionate to the business we derive from the accused channel partners or end users. Moreover, we may not know whether we are infringing a third party’s rights due to the large number of RAIN-related patents or to other systemic factors. For example, patent applications in the United States are maintained in confidence for up to 18 months after filing or, in some instances, for the entire time prior to patent issuance. Consequently, we may not be able to account for such rights until after a patent issues.

Competitors may file patent applications or receive patents that block or compete with our patents. Claims of this sort can harm our relationships with our channel partners or end users and may deter these partners or end users from doing business with us. Further, we may or may not prevail in patent-related proceedings given the complexity and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, then we could be required to:

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

Any of the foregoing could have an adverse effect on our business, financial condition and operating results.

Intellectual property licensing from or to others, including competitors, may subject us to requirements or limitations that could adversely affect our business and prospects.

Various intellectual-property license agreements give us access to the patents and intellectual property of others, for example to necessary intellectual property in GS1 EPCglobal protocols and ISO standards. We have similarly licensed some of our patents and intellectual property to others, for example pursuant to agreements in connection with us participating in developing GS1 EPCglobal protocols and ISO standards.

For the former, in the course of us participating in developing GS1 EPCglobal UHF Gen2, UHF Gen2 V2, tag data standards, low-level reader protocol and other protocols, we agreed to license on a royalty-free basis those of our patents that are necessarily infringed by the practice of these protocols to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those other members. For the latter, in the course of us participating in developing ISO standards, we agreed to license on a RAND basis those of our patents that are necessarily infringed by the practice of those ISO standards, again subject to reciprocal royalty-free rights from the other ISO members.

Because it may not be clear whether a member’s intellectual property is necessary to the practice of a protocol or standard, disputes could arise among members, resulting in our inability to receive a license on royalty-free or RAND terms or to assert our not-necessary patents against others. Further, some GS1 EPCglobal members declined to license their intellectual property on royalty-free terms, instead demanding reasonable and nondiscriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if those members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

In the course of us participating in ISO, we may be required to grant to all users worldwide a license to those of our patents that are necessarily infringed by the practice of other standards, including at frequencies other than UHF, on RAND terms, again subject to reciprocity. As a result, we are not always able to limit to whom and, to a certain extent, on what terms we license our technologies, and our control over and our ability to generate licensing revenue from some of our patents may be limited. We may also choose to license our patents or intellectual property to others in the future. We cannot guarantee that any patents and technology that we provide in any will not be used against us.

We rely on third-party license agreements; impairment of those agreements may cause production or shipment delays that could harm our business.

We have license agreements with third parties for patents, software and technology we use in our operations and in our products. For example, we license tools from design-automation software vendors to design our silicon products. Third-party licenses for patents, software and other technology important to our business may not continue to be available on commercially reasonable terms, if at all. Loss of any such licenses could cause manufacturing interruptions or delays or reductions in product shipments until we can develop, license, integrate, and deploy alternative technologies, if even possible, which could harm our business and operating results.

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

We may face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or require us to devote research and development resources to change our software, any of which would have a negative effect on our business and operating results. Few courts have interpreted open-source licenses, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. In addition, if there are changes in the licensing terms for the open-source software we use, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our products. We cannot guarantee that we have incorporated all open-source software in a manner that is consistent with our current policies and procedures, or in a manner that will not subject us to liability.

Risks Relating to Privacy and Cybersecurity

Privacy and security concerns relating to RAIN could damage our reputation and deter current or potential customers from using our products.

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties potentially collecting personally identifiable information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection. If such concerns increase, or if actual malicious or inadvertent breaches of privacy or theft occur or are perceived to have occurred, then our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability. We may be or be alleged to be subject to contractual or self-regulatory obligations, in addition to legal and regulatory obligations, relating to privacy, data protection and security with respect to RAIN. These actual or asserted obligations may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses. Any failure or perceived failure to comply with any laws, regulations, or contractual or other obligations to which we are or may be asserted to be subject may result in regulatory actions, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such actions may be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

In addition to concerns over privacy or theft, it is possible for those with malicious intent to misuse RAIN to facilitate theft or damage the public trust. If a theft or other damaging incident occurs or is perceived to occur and customer or end-user data, personally identifiable information or other confidential information is accessed or used without authorization, then our and our customers’ operations could be disrupted and our customers or we could be the target of regulatory investigations or proceedings and private claims, demands or litigation, and we could face potential liability and significant costs and expenses to remediate and otherwise respond to the incident. Concerns about security and privacy, even if unfounded, could also damage our reputation and operating results or could delay overall RAIN industry development. In such an event, our business and prospects may suffer, and we could incur claims, proceedings and significant liability. We also could be required to expend significant capital and resources to address any security incident or breach and to implement measures to prevent further breaches or incidents.

We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or would protect us from any liabilities or damages against claims relating to a security breach or other security-related matter.

Government regulations and guidelines and other standards relating to consumer privacy may adversely impact adoption of our products, require us to make design changes or constrain our ability to implement new and desired product features.

Our customers are subject to laws and regulations related to collecting, storing, transmitting and using personal information and personal data, as well as additional laws and regulations that address privacy and security related to RFID in general. Because RAIN is a type of RFID, we believe these laws and regulations apply to RAIN.

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

The data-security and privacy legislative and regulatory landscape in the United States, EU and other foreign jurisdictions continues to evolve, and new or changed laws, regulations, guidelines and standards may adversely impact our business, including our ability to develop future products. If we fail to develop products that meet end-user privacy requirements, then end users may choose not to use our products.

Although the Gen2 V2 protocol includes features for addressing consumer privacy and authenticating a tag, and although we have incorporated custom features in our products to further protect consumer privacy, a third party may still breach these features, including as implemented in our products, in which case our reputation could be damaged and our business and prospects could suffer.

A breach of our security systems could have an adverse effect on our business.

We use security systems to maintain our facility’s physical and information-technology security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. We face risks of security breaches from a variety of sources, including viruses, ransomware, hacking, malicious code, and social engineering and other forms of employee or contractor negligence, unintentional acts, or malfeasance. Accidental or willful security breaches or other unauthorized access to our facilities or information systems could compromise access to and the integrity of this information. The consequences of loss and possible misuse of our proprietary and confidential information, including information relating to individuals, could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing or selling our products, customer allegations of breach of contract, loss or theft of intellectual property, claims and litigation, governmental and regulatory proceedings, and possible fines, penalties and other damages and liabilities, any of which could have a material adverse effect on our business, financial condition, reputation and relationships with customers and partners.

We rely on third-party providers of corporate infrastructure services such as for human resources, electronic communications and financial functions, and we are therefore dependent on the security systems of these third-party providers. These third-party providers also face risks of security breaches, and our ability to monitor their security is limited. Any security breaches or other unauthorized access to our service-providers’ systems or viruses, loggers, or other malfeasant code in their data or software could expose us to loss or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition. We use Solarwinds products, including those compromised by the security breach Solarwinds announced on December 14, 2020. Although we do not believe our system was compromised, and have patched the Solarwinds products, we remain susceptible to security breaches in the future.

We may incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. In the event of an actual or perceived security breach, we could be required to expend significant capital and other resources to mitigate, notify third parties of, and otherwise address, the breach and its root cause and to take steps to prevent further breaches. Claims relating to an actual or perceived security breach may not be adequately covered by our insurance and may result in increased insurance costs or insurance not being available to us at all.

Risks Relating to Our Financial Position and Capital Needs

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will attain or sustain profitability in the future.

We have incurred losses since our inception in 2000. While we were profitable between 2013 and 2015, we had a net loss of $51.9 million for the year ended and an accumulated deficit of $314.7 million as of December 31, 2020. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and us maintaining or growing our market share. We expect significant expenses to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest to grow the market and our share, reduce costs, improve our efficiencies or shorten our supply chain. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our market share do not succeed, then we may not attain or sustain profitability in the future.

We have a history of significant fluctuations in our quarterly and annual operating results.

You should consider our business and its prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving RAIN market. Because this market is new, large and evolving, predicting its growth rate and ultimate size is difficult. The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately gauge our future prospects and forecast our quarterly or annual performance. If endpoint IC sales exceed expectations or if we reduce prices to win a large opportunity or in response to competition, then our revenue and profitability may be positively affected, but gross margins may be negatively affected. If research analysts or investors view our decisions negatively, the trading price of our common stock could decline.

Historically, our success predicting future sales of our products and platform has been limited. End users drive demand for our products, but we sell nearly all our products through channel partners so our ability to forecast end-user demand is limited. We rely on those same channel partners to integrate our products with end-user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Also, RAIN-based systems often require time-consuming proofs-of-concepts and other steps such as designing and implementing new business processes, which make sales of our products difficult to forecast. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, and its full scope and duration remain unpredictable.

We expect that for the foreseeable future our visibility to future sales, including volumes and prices, will continue to be limited. Our poor visibility may cause fluctuations, particularly on a quarterly basis, in our actual operating results and in differences between our expected and actual operating results.

Many factors, most of which are outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. In addition, these fluctuations may cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results and revenue include:

•	the impact of Covid-19 on macroeconomic conditions, our business and our customers, end-users, suppliers and other business partners;
•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the availability or supply of our products;
•	variations in the quality of our products and return rates;
•	delays in new-product introductions;
•	decreases in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or to our products or our platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

A substantial portion of our operating expenses are fixed for the short term, and as a result, fluctuations in revenue or unanticipated expenses can have a material and immediate impact on our profitability and negatively affect our operating results, which could cause the price of our common stock to decline.

Risks Relating to U.S. Federal Income Tax

Our ability to use net operating losses to offset future taxable income may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, of $213.5 million and federal research and development credit carryforwards of $14.0 million which we may use to reduce future taxable income or offset income taxes due. We have established a valuation allowance against the carrying value of these deferred tax assets. The tax loss and research and development credit carryforwards began expiring in 2020. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Reductions in corporate tax rates may also reduce our ability to utilize the NOLs.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes. Our existing NOLs and credit carryforwards may be subject to limitations arising from previous ownership changes; if we undergo a future ownership change then our ability to use our NOLs and credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, any of which could negatively affect our operating results.

We do not collect sales and use, value-added or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are either not applicable or an exemption from such taxes applies. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future, including as a result of a change in law. Such tax assessments, penalties and interest or future requirements may negatively affect our operating results.

Risks Relating to Our Financial Reporting and Disclosure

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

We may be unable to effectively implement, or effectively implement in a timely manner, the controls and employee training necessary to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. In addition, the Sarbanes-Oxley Act may be modified, supplemented or amended from time to time, in which case implementing the requisite changes may take us significant time and may require additional controls and employee training. Our growth will challenge our ability to maintain these internal control and disclosure standards. If we fail to successfully complete the procedures, certifications and attestation requirements of Section 404, or if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or by other regulatory authorities. Investor perceptions of our company may suffer, likely causing a decline in our stock price. We may not be able to fully comply with the requirements of the Sarbanes-Oxley Act or management or our independent registered public accounting firm may conclude that our internal controls will not be effective in future periods. Regardless of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.

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

We have hired employees with financial reporting and Sarbanes-Oxley Act compliance expertise. Our inability to retain these employees could adversely impact our ability to timely and accurately prepare and file our financial statements, as well as adversely affect our future financial statements because new employees need time and training to learn our business and operating procedures. If our finance and accounting organization is unable, for any reason, to meet the demands of being a public company then the quality and timeliness of our financial reporting may suffer, which could result in errors, filing delays and/or material weaknesses in our internal controls. The consequences of errors or delays in our reported financial statements could cause the trading price of our stock to decline and could harm our business, operating results and financial condition.

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

Risks Relating to Owning or Trading of Our Securities

The market price of our common stock has been and will likely continue to be volatile, and the value of your investment could decline significantly.

Since July 2016, when we sold shares of our common stock in our initial public offering through December 31, 2020, our stock price has ranged from $9.95 to $60.85. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

•	price and volume fluctuations in the overall stock market;
•	changes in operating performance, stock market valuations, and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	delays in end-user deployments of RAIN systems;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	supply interruptions;
•	developments relating to intellectual property rights or in disputes relating to those rights;
•	our ability to develop and market new and enhanced products on a timely basis;
•	commencement of, or our involvement in, litigation;
•	changes in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	unstable regional political and economic conditions;
•	the trading volume of our stock;
•	actual or perceived security breaches;
•	limited public float;
•	any future sales of our common stock or other securities;
•	financial analysts dropping or reducing their coverage of us; changes in financial estimates by analysts who do cover us; or our failure to meet analyst estimates or investor expectations;
•	fluctuations in the values of companies investors perceive to be comparable to us; and
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections.
•	general economic conditions and slow or negative growth of markets in which we operate.

Technology company stocks like ours have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of those companies. Securities class-action litigation is frequently instituted against companies whose stock prices decline significantly, as it was against us. The litigation against us causes substantial costs and a diversion of management’s attention and resources. For further information regarding this litigation risk, please refer to Note 11 of our consolidated financial statements included elsewhere in this report.

We may need to raise additional capital which may not be available on favorable terms, if at all, causing dilution to stockholders, restricting our operations or adversely affecting our ability to operate our business.

In the course of running our business we may need to raise capital, potentially diluting our stockholders. In December 2019, we issued and sold $86.3 million aggregate principal amount of 2.00% convertible senior notes due 2026, or the 2019 Notes, and we may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. If unforeseen circumstances drive our financing needs, such as unforeseen expenditures or if our operating results are worse than we expect, then we may not be able to raise capital on favorable terms, if at all. Debt financing, if available, may include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Transactions relating to the 2019 Notes may affect our stock’s value.

If the 2019 Notes are converted by holders, then we have the ability under the indenture for the 2019 Notes to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, then doing so will dilute the ownership interests of our existing stockholders. Any sales in the public market of the stock issuable upon a conversion could negatively affect the price of our stock. Anticipated future conversions of the 2019 Notes into shares of our stock could depress the price of our stock. Certain holders of the 2019 Notes may also engage in short selling to hedge their position in the 2019 Notes, which could decrease the price of our stock.

In connection with the issuance of the 2019 Notes, we entered into privately negotiated capped-call transactions with financial counterparties. The capped-call transactions are generally designed to reduce potential dilution to our stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our stock or purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in the market price of our stock.

For more information on the 2019 Notes and the capped-call transactions, see Note 7 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 35.6% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

Servicing the 2019 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2019 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2019 Notes, or to make cash payments in connection with any conversion of the 2019 Notes or upon any fundamental change if holders require us to repurchase their 2019 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient future cash from operations to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2019 Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in us defaulting on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2019 Notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash available to run our business;
•	limit our flexibility in planning for, or reacting to, changes in our business or in the RAIN industry;
•	restrict us from exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or for other purposes.

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

•

do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any uncontested election of directors to elect all of the directors standing for election, if they should so choose);

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have several operating leases for office space, which are summarized as of December 31, 2020 in the table below. We believe that our facilities are adequate for our current needs.

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

Stockholder Litigation

Between July 2018 and December 2020, four class action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information on these complaints, please refer to Note 11 of our consolidated financial statements included elsewhere in this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of February 5, 2021, there were 55 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph compares our cumulative total stockholder return on Impinj’s common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index:

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

Among Impinj Inc., the NASDAQ Composite Index
and the PHLX Semiconductor Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/21/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Impinj Inc.
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 7/21/16 in stock or 6/30/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

This graph covers the period from July 21, 2016, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2020. This graph assumes that the value of the investment in Impinj’s common stock and each index (including reinvestment of dividends) was $100 on July 21, 2016.

Item 6. Selected Financial Data

You should read the selected financial data set forth below in conjunction with the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our audited consolidated financial statements and related notes included elsewhere in this report and our previous financial statements, the latter not included in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$138,923	$152,836	$122,633	$125,300	$112,287
Cost of revenue	73,783	78,834	64,352	60,359	52,834
Gross profit	65,140	74,002	58,281	64,941	59,453
Operating expenses:
Research and development expense	48,590	38,880	34,168	32,220	25,185
Sales and marketing expense	28,663	32,642	32,934	31,579	22,330
General and administrative expense	34,958	24,141	22,299	18,161	12,426
Restructuring costs	—	—	3,749	—	—
Total operating expenses	112,211	95,663	93,150	81,960	59,941
Income (loss) from operations	(47,071)	(21,661)	(34,869)	(17,019)	(488)
Other income, net	650	1,242	808	508	616
Interest expense	(5,413)	(1,794)	(1,403)	(908)	(1,633)
Loss on debt extinguishment	—	(576)	—	—	—
Income (loss) before income taxes	(51,834)	(22,789)	(35,464)	(17,419)	(1,505)
Income tax benefit (expense)	(89)	(198)	233	97	(168)
Net income (loss)	(51,923)	(22,987)	(35,231)	(17,322)	(1,673)
Less: Accretion of preferred stock	—	—	—	—	(6,258)
Net loss attributable to common stockholders	$(51,923)	$(22,987)	$(35,231)	$(17,322)	$(7,931)
Net loss per share attributable to common stockholders — basic and diluted	$(2.28)	$(1.05)	$(1.65)	$(0.84)	$(0.74)
Weighted-average shares used to compute net loss per share attributable to common stockholders — basic and diluted	22,819	21,847	21,334	20,680	10,778

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data (1):
Cash, cash equivalents and short-term investments	$106,089	$116,495	$56,073	$58,116	$100,541
Working capital	143,771	157,272	98,189	109,879	123,345
Total assets	207,616	215,046	145,069	152,034	167,536
Total long-term debt	54,556	50,876	23,563	9,588	12,265
Accumulated deficit	(314,666)	(262,743)	(239,756)	(204,525)	(187,203)
Total stockholders’ equity (deficit)	$109,119	$125,239	$97,883	$118,942	$124,023

(1) The summary balance sheet data for the year ended December 31, 2020 and 2019 reflects the adoption of Accounting Standard Update (“ASU”) No. 2016-02, Leases (“Topic 842”). The summary balance sheets for the years ended December 2018, 2017 and 2016 does not reflect the adoption of Topic 842.

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

Overview

Our vision is a boundless Internet of Things, or IoT. We are driving a future in which everyday physical items are wirelessly connected to digital counterparts, or digital twins, in the cloud, and in which businesses and people access information about an item from its digital twin. Our mission is to connect every thing. We deliver a platform that powers item-to-cloud connectivity, and on which enterprise solution providers innovate IoT whole products.

Today, we deliver the identity, location and authenticity of billions of physical items. We believe our future is extending that delivery to trillions of physical items and enabling ubiquitous access to cloud-based digital twins of those items, each storing an item’s ownership, history and links. We believe the item-to-cloud connectivity that our platform will deliver will enhance businesses efficiencies and commerce and, ultimately, improve peoples’ lives.

Our platform, which comprises multiple product families wirelessly connects individual items and delivers data about the connected items to business and consumer applications enabled by our partner network. We link the products within our platform to deliver capabilities and performance that surpasses mix-and-match solutions built from competitor products.

We and our partners connect the items via a miniature radio chip embedded in the item or in its packaging, reading and delivering each item’s identity, location and authenticity. To date, we have enabled connectivity to nearly 50 billion items, enabling businesses and consumers to derive timely information from those connected items.

Our platform uses RAIN, a type of radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Alliance that today has more than 160 member companies. Our industry uses free spectrum in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected many tens of billions of items to date. We believe RAIN’s capabilities – in particular, endpoint ICs with serialized identifiers, 30-foot range reading up to 1000 items per second without line-of-sight, radio-frequency energy harvesting for battery-free operation, essentially unlimited life and, in the future, cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

Factors Affecting Our Performance

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, suppliers, partners and end users.

For our endpoint IC business, forecasting was already difficult without Covid-19, because we sell our ICs to inlay partners and therefore have limited visibility to end-user demand. The myriad uncertainties that Covid-19 has introduced, especially at retail end users contending with store closures and reduced customer traffic, have exacerbated that forecasting difficulty. Covid-19’s impact has been further complicated by countries reopening at different rates, with some seemingly able to manage subsequent outbreaks and others not. Covid-19 has also caused uncertain long-term shifts, mostly negative, in other industries important to us besides retail apparel, such as aviation and sports. Even in supply chain and logistics, or SC&L, which has seen shipment volumes surge, end users have been reticent to deploy new technologies. Consequently, Covid-19 negatively impacted our 2020 endpoint IC demand. Additionally, although we introduced our new Impinj M700 in 2020 and it was in full production by the end of 2020, we saw a slower demand ramp relative to our expectations. Due to overall endpoint IC demand decline, we remain uncertain of its impact in 2021 or beyond.

For our systems business, Covid-19 delayed pilots and deployments. These delays were due in some cases to businesses being closed by local regulations and in others by reduced or deferred capital expenditures. The delays impacted our 2020 operating results and we expect those impacts will persist into 2021. Some end users have accelerated their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases, Covid-19 can delay deployments for reasons of health and safety, product and labor availability, and store closures. Consequently, although we see evidence of continued demand for RAIN systems, the extent to which adoption will rebound in 2021 and the degree to which it withstands the negative impacts of Covid-19, remain unclear.

From an operations standpoint, Covid-19 caused some of our suppliers to temporarily shut down, operate at reduced capacity, or both. For the most part we navigated these closures and capacity shortfalls successfully. We also navigated shipping challenges due to reduced transport capacity, albeit with higher shipping costs.

Most of our facilities and employees are in Seattle, where government restrictions to slow Covid-19’s spread have impacted our business, albeit modestly. Almost all our employees, except for those essential few who must be in the office, are working from home. We are striving to minimize Covid-19’s impact on our operations. However, our first priority is, and will continue to be, our employees’ health and safety. Covid-19’s travel restrictions have also adversely affected our business, again modestly, by slowing new-product launches and typical sales activities. There can be no assurance that Covid-19’s impact on our employees or business activities in 2021 will remain modest. We may experience issues due to necessary changes in our business practices, to governmental action, or to difficulties responding to unanticipated events like a natural disaster. Increased remote working may result in privacy, data security and fraud risks. Our understanding of the legal and regulatory requirements, as well as the guidance from authorities, related to Covid-19 may be subject to future challenge, particularly as guidance evolves in response to future Covid-19 developments.

Despite Covid-19, we have continued investing in research and development and the long-term opportunities RAIN offers. Although we plan to continue making these investments in 2021, depending on the business impact from Covid-19, we may choose to slow or suspend our investments, for example in research and development, potentially impairing our ability to meet our long-term strategic objectives.

While the effects of Covid-19 and our responses to it negatively impacted our results of operations, cash flows and financial position for 2020, the uncertainty over its duration and the severity of its epidemiological, economic and operational impacts mean we cannot reasonably estimate the magnitude of its financial impact. The extent to which Covid-19 impacts our results will depend on future developments that are unpredictable, including actions we and others need to take to contain its spread and reduce its impact on public health.

For more information on Covid-19’s impact on our business, please refer to Part I, Item 1A (Risk Factors) of this report.

Investing for Growth

We have invested in, and plan to continue investing in, research and development to enhance and extend our platform, including enhancing existing products, introducing new products and tightening the platform linkages between our products. Although we sell our products into nearly all verticals, relying significantly on our partner channel, we are today focusing particular attention on retail self-checkout and loss prevention and SC&L portal and conveyor opportunities.

Most of our investments precede any sales benefit from the investment, and in some instances we may never see a benefit. The potential causes of the latter are many, including the market not being receptive to our product or sales approach, late or failed product development, personnel departures or other causes. We sometimes enter into arrangements with end users, suppliers or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some cases we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of an investment is almost always uncertain, and if our results do not meet expectations then our operating results, profitability and stock price may be adversely affected.

While our long-term plan to invest for growth remains unchanged, Covid-19 has introduced new uncertainty to our business. We will continue to monitor the impacts of Covid-19 on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries, but especially in retail which is our largest market. Covid-19 has had, and we expect it to continue to have, a materially adverse impact on the retail industry. Covid-19 may also accelerate an ongoing shift in consumer shopping away from physical stores, which could adversely impact demand for endpoint ICs by retailers. The extent to which Covid-19 materially impacts the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of RAIN adoption have also been impacted by Covid-19, although the long-term impact on our business is unclear. For example, the aviation industry, which had proposed widespread luggage tagging, has been negatively impacted by Covid-19. By contrast, SC&L has experienced increased demand which could positively impact our financial performance if such industry further adopts RAIN technology. See the section captioned “Covid-19” for additional information.

The pace and scope of end-user adoption, slowed by Covid-19, remains uncertain, potentially causing large fluctuations in our operating results. For a historical example of the potential impact of those fluctuations, in 2015 and 2016 several major retailers commenced deployments that significantly increased our endpoint IC sales, lengthening our product lead times. In 2017 we invested in endpoint IC inventory to reduce those lead times, but in second-half 2017 the endpoint IC growth rate slowed, we believe was due primarily to delays in new deployments at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. For another historical example, in late 2018 and in 2019 a large north American logistics provider deployed significant quantities of our gateway products, positively impacting our operating results for several quarters, and then transitioning to an operational phase in first-half 2020.

Given the uncertainties in our market, we cannot be certain that RAIN adoption will continue; that we will have appropriate product inventory; that we will not experience future product inventory shortfalls or overages; or that Covid-19 will not materially impact our business. We also cannot be certain that we will be able to maintain or grow our market share for any of our products, whether because of insufficient inventory, Covid-19, competitors copying our products, competition generally or for a host of other reasons, many of which are outside our control.

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and as a result we have continued to invest in new products. In our endpoint IC business, in 2020 we introduced our new Impinj M700, which offers significant performance advantages and we believe will foster adoption. In our systems business, in 2020 we introduced our new Impinj R700 reader, which likewise offers significant performance advantages, and we believe will also foster adoption. Despite us being in full production with both products by the end of 2020, Covid-19 has impacted demand and the speed with which we were able ramp up production, and the pace of adoption has been slower than we had anticipated.

We sell our products through partners and distributors and have limited ability to determine end-user demand. Consequently, we may incorrectly forecast that demand or not identify market shifts in a timely fashion, potentially affecting our business adversely. If RAIN market adoption, and adoption of our products specifically, does not meet our expectations or if we are unable to meet partner or end-user volume or performance expectations, because of the impact of Covid-19 or otherwise, then our operating results and growth prospects will be adversely affected. If we reduce prices to win opportunities, then our gross margins may be negatively affected. In contrast, if our endpoint IC, reader IC, reader or gateway sales exceed expectations, then our revenue and profitability may be positively affected.

Timing and Complexity of End User Deployments

From 2010 to 2020, our endpoint IC sales volumes increased at a compounded annual growth rate of 25%. However, the pace and scope of RAIN adoption has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), and then declined again in second- and third-quarter 2020 due to Covid-19. Short-term demand will remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth. Additionally, Covid-19 may cause end users to eliminate or significantly reduce or delay spending on RAIN-based solutions, impacting endpoint IC growth.

Our systems business relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a North American logistics provider in connection with a project-based gateway deployment and we did not have a comparable new project-base revenue in 2020. Notably, Covid-19 has caused delays in some of our pending global system deployments as SIs, VARs and their end users’ business locations are temporarily closed, impacting our ability to replace project-based revenue in a timely fashion.

Finally, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. We expect that trend to continue. Historically, we have been able to implement manufacturing and quality improvements that effectively reduce the per-unit cost of most of our products, as well as introduce newer and lower-cost products, but the timing of these cost reductions and product introductions fluctuates and may not materialize in any given quarter or year.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. The impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be lower in the fourth quarter than in the third quarter.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years.

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply as a result of Covid-19, the timing of large deployments, competitor product availability as well as supply constraints, any or all of which can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the sections of this report captioned “Covid-19” and in Part II, Item 1A (Risk Factors).

Inventory Supply

From time to time we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand, constrained supplier manufacturing capacity or our product availability, fluctuations in our market, including competitor product availability, or the global economy, changes in regulations or tariffs or for a host of other reasons. These inventory dynamics can impact some or all of our products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially causing us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. For example, in 2010 we experienced wafer shortages from TSMC relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Our existing ICs use 200mm and 300mm wafers, with most of our volume still at 200mm, and some semiconductor industry analysts predict 200mm wafer demand to remain high throughout at least 2021.

Results of Operations

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands, except percentages)	2020	2019	2018	Change	Change
Revenue	$138,923	$152,836	$122,633	$(13,913)	$30,203
Gross profit	$65,140	$74,002	$58,281	$(8,862)	$15,721
Gross margin	46.9%	48.4%	47.5%	(1.5)%	0.9%
Loss from operations	$(47,071)	$(21,661)	$(34,869)	$(25,410)	$13,208

Year ended December 31, 2020 compared with year ended December 31, 2019

Revenue and gross profit decreased due primarily to lower systems revenue, partially offset by higher endpoint IC revenue. Gross margin decreased due primarily to revenue mix with systems revenue comprising a smaller portion of our total revenue. Loss from operations increased due primarily to increased operating expenses and decreased gross profit. The increase in operating expenses was primarily due to increased stock-based compensation expense, litigation-settlement and related costs incurred in second-quarter 2020, and increased research and development personnel expenses, partially offset by decreased sales and marketing personnel expenses.

Year ended December 31, 2019 compared with year ended December 31, 2018

Revenue and gross profit increased from increased endpoint IC and systems revenue. Gross margin increased primarily due to revenue mix with systems revenue representing a larger portion of our total revenue, and from leverage derived from comparable overhead costs on increased revenue, partially offset by higher excess and obsolescence charges. Loss from operations decreased due to increased gross profit, partially offset by increased operating expenses. The increase in operating expenses was due to increased stock-based compensation expense and higher product development costs, partially offset by decreased restructuring costs and decreased personnel expenses.

Revenue

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Endpoint ICs	$102,326	$97,657	$84,974	$4,669	$12,683
Systems	36,597	55,179	37,659	(18,582)	17,520
Total revenue	$138,923	$152,836	$122,633	$(13,913)	$30,203

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers; our reader ICs primarily to OEMs and ODMs through distributors; and our readers and gateways to value-added resellers, or VARs, and system integrators, or SIs, primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Year ended December 31, 2020 compared with year ended December 31, 2019

Endpoint IC revenue increased $4.7 million, due primarily to a $7.0 million increase in shipment volumes, partially offset by a $2.3 million decrease due to lower ASPs. The ASP decrease was due primarily to our annual price negotiations as discussed above under “—Factors Affecting Our Performance—Seasonality”, partially offset by favorable product mix. The increase in shipment volumes was due primarily to growth in our customers’ underlying business before Covid-19 negatively impacted global retail apparel sales starting second-quarter 2020 and subsequent demand recovery in fourth-quarter 2020.

Systems revenue decreased $18.6 million, due primarily to decreases of $14.8 million in gateway revenue and $5.2 million in reader revenue, partially offset by a $1.3 million increase in reader IC revenue. Gateway revenue decreased due primarily to the North American logistics provider in connection with a project-based gateway deployment described above; reader revenue decreased due primarily to lower shipment volumes, in part caused by Covid-19 related delays in systems deployments; reader IC revenue increased primarily due to higher shipment volumes.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Year ended December 31, 2019 compared with year ended December 31, 2018

Endpoint IC revenue increased $12.7 million, due primarily to a $19.5 million increase in shipment volumes, partially offset by a $3.6 million decrease due to lower ASPs and $3.2 million from the one-time product exchange we completed in the first quarter 2018. The ASP decrease was due primarily to our annual price negotiation as discussed above and, to a lesser extent, product mix.

Systems revenue increased $17.5 million, due primarily to increases of $16.5 million in gateway revenue and $3.2 million in reader revenue. These gateway and reader revenue increases were due primarily to increased shipment volumes, with gateway revenue favorably impacted by the North American logistics provider in connection with a project-based gateway deployment described above. The systems revenue increases were partially offset by a $2.1 million decrease in reader IC revenue due to both lower shipment volumes and ASPs.

Gross Profit and Gross Margin

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands, except percentages)	2020	2019	2018	Change	Change
Cost of revenue	$73,783	$78,834	$64,352	$(5,051)	$14,482
Gross profit	$65,140	$74,002	$58,281	$(8,862)	$15,721
Gross margin	46.9%	48.4%	47.5%	(1.5)%	0.9%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on mix of endpoint IC and systems revenue, underlying product margins driven by changes in ASPs or costs, as well as from inventory excess and obsolescence charges.

Year ended December 31, 2020 compared with year ended December 31, 2019

Cost of revenue decreased $5.1 million, due primarily to decreased systems revenue partially offset by increased endpoint IC revenue. Gross margin decreased 1.5%, due primarily to revenue mix with systems revenue comprising a smaller portion of our total revenue. Inventory excess and obsolescence charges had an unfavorable net gross-margin impact of 2.2% in 2020.

Year ended December 31, 2019 compared with year ended December 31, 2018

Cost of revenue increased $14.5 million, due primarily to increased revenue of both endpoint ICs and systems and to a lesser extent higher excess and obsolescence charges. Gross margin increased 0.9% due primarily to revenue mix with systems revenue comprising a larger portion of our total revenue, as well as from leverage derived from comparable overhead costs on increased revenue, partially offset by higher excess and obsolescence charges. Inventory excess and obsolescence charges had an unfavorable net gross-margin impact of 1.7% in 2019.

Operating Expenses

Research and Development

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Research and development	$48,590	$38,880	$34,168	$9,710	$4,712

Research and development expense comprises primarily personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; prototype materials; other new-product development costs, including external consulting and service costs; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we focus on new product development and introductions; however, we will continue to monitor the impacts of Covid-19 on our business and may adjust our research and development investment strategy as appropriate.

Year ended December 31, 2020 compared with year ended December 31, 2019

Research and development expense increased $9.7 million, due primarily to increases of $4.2 million in personnel expenses from higher headcount, $3.9 million in stock-based compensation expense from PSUs and an increased number of stock options and RSUs and $1.2 million in product development costs as a result of fluctuations in the timing of development activities and $589,000 in infrastructure costs from increased software costs.

Year ended December 31, 2019 compared with year ended December 31, 2018

Research and development expense increased $4.7 million, due primarily to increases of $2.8 million in stock-based compensation expense from PSUs and an increased number of stock options and RSUs, $778,000 in product development costs as a result of fluctuations in the timing of development activities, $554,000 in personnel expenses from a change in headcount mix and $463,000 in infrastructure costs.

Sales and Marketing

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Sales and marketing	$28,663	$32,642	$32,934	$(3,979)	$(292)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain approximately constant on an absolute dollar basis, except for incentive sales compensation which fluctuates as a function of revenue and travel-related expense which depends on Covid-19’s travel restrictions. In addition, we will continue to monitor the impacts of Covid-19 on our business and may adjust our sales and marketing expense as appropriate.

Year ended December 31, 2020 compared with year ended December 31, 2019

Sales and marketing expense decreased $4.0 million, due primarily to decreases of $3.3 million in personnel expenses from lower commission expense and, to a lesser extent, lower headcount, and $1.3 million from travel related expense due to Covid-19. These decreases were partially offset by a $ 516,000 increase in infrastructure costs from increased software costs.

Year ended December 31, 2019 compared with year ended December 31, 2018

Sales and marketing expense in 2019 remained comparable to 2018; we had a decrease of $1.3 million in personnel expense due to lower headcount and bonus expense partially offset by higher commission expense, and decreases of $354,000 in infrastructure costs and $312,000 in travel related expense. These decreases were offset by a $1.8 million increase in stock-based compensation expense from PSUs and an increased number of stock options and RSUs.

General and Administrative

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
General and administrative	$34,958	$24,141	$22,299	$10,817	$1,842

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

Year ended December 31, 2020 compared with year ended December 31, 2019

General and administrative expense increased $10.8 million due primarily to increases of $5.4 million in the litigation settlement and related costs described above, $3.1 million in stock-based compensation expense from PSUs and an increased number of stock options and RSUs, $1.3 million in non-settlement related legal fees and $723,000 in personnel expenses from higher headcount.

Year ended December 31, 2019 compared with year ended December 31, 2018

General and administrative expense increased $1.8 million, due primarily to an increase of $2.3 million in stock-based compensation from PSUs and an increased number of stock options and RSUs, partially offset by a $455,000 decrease in personnel expenses from lower bonus expense. Our professional service fees in 2019 remained comparable to 2018 with higher non-settlement related legal fees offset by no third-party investigation costs in 2019 in connection with the complaint filed by a former employee.

Restructuring costs

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Restructuring costs	$—	$—	$3,749	$—	$(3,749)

On February 13, 2018, we initiated a restructuring plan to align our strategic and financial objectives and optimize our resources for long-term growth, including a reduction-in-force affecting approximately 9% of our employees, subleasing unused office space and closing some remote offices. The restructuring was substantially complete as of June 30, 2018. As a result of the restructuring, we recorded a $3.7 million restructuring charge in 2018.

Other Income, Net

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Other income, net	$650	$1,242	$808	$(592)	$434

Other income, net comprises primarily interest income on our short-term investments.

Year ended December 31, 2020 compared with year ended December 31, 2019

Other income, net decreased $592,000, due primarily to a lower interest rate on our short-term investments.

Year ended December 31, 2019 compared with year ended December 31, 2018

Other income, net increased $434,000, due primarily to increased interest income from higher average short-term-investments in 2019 compared to 2018.

Interest Expense

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Interest expense	$5,413	$1,794	$1,403	$3,619	$391

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

Year ended December 31, 2020 compared with year ended December 31, 2019

Interest expense increased $3.6 million, due primarily to an increase in amortization of debt discount related to our subordinated convertible notes, or the 2019 Notes. For further information on the 2019 Notes, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Year ended December 31, 2019 compared with year ended December 31, 2018

Interest expense increased $391,000 primarily due to higher average outstanding borrowings under our senior credit facility in 2019 compared to 2018.

Loss on Debt Extinguishment

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Loss on debt extinguishment	$—	$(576)	$—	$576	$(576)

In December 2019, we used $24.0 million of the net proceeds from the 2019 Notes to repay our senior credit facility in full, which was terminated pursuant to its terms. In connection with this repayment, we recorded a $576,000 loss on debt extinguishment, comprising a $470,000 prepayment penalty fees and a $106,000 write-off of unamortized debt issuance costs.

Income Tax Benefit (Expense)

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Income tax benefit (expense)	$(89)	$(198)	$233	$109	$(431)

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

Year ended December 31, 2020 compared with year ended December 31, 2019

Income tax expense remained comparable to the prior period.

Year ended December 31, 2019 compared with year ended December 31, 2018

Income tax benefit for 2018 was primarily due to the enactment-date effects of the Tax Cuts and Jobs Act of 2017 that included adjusting deferred tax assets and liabilities.

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

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Net loss	$(51,923)	$(22,987)	$(35,231)	$(28,936)	$12,244
Adjustments:
Other income, net	(650)	(1,242)	(808)	592	(434)
Interest expense	5,413	1,794	1,403	3,619	391
Loss on debt extinguishment	—	576	—	(576)	576
Income tax expense (benefits)	89	198	(233)	(109)	431
Depreciation	4,504	4,809	4,534	(305)	275
Stock-based compensation	25,675	18,486	11,317	7,189	7,169
Restructuring costs	—	—	3,749	-	(3,749)
Investigation costs	—	—	1,449	-	(1,449)
Settlement and related costs	5,359	—	—	5,359	—
Adjusted EBITDA	$(11,533)	$1,634	$(13,820)	$(18,526)	$15,454

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	Change	Change
Net loss	$(51,923)	$(22,987)	$(35,231)	$(28,936)	$12,244
Adjustments:
Depreciation	4,504	4,809	4,534	(305)	275
Stock-based compensation	25,675	18,486	11,317	7,189	7,169
Restructuring costs	—	—	3,749	—	(3,749)
Investigation costs	—	—	1,449	—	(1,449)
Amortization of debt discount	3,566	140	—	3,426	140
Prepayment penalty on debt extinguishment	—	470	—	(470)	470
Settlement and related costs	5,359	—	—	5,359	—
Non-GAAP net income (loss)	$(12,819)	$918	$(14,182)	$(13,737)	$15,100

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

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands, except percentages)
Statements of Operations Data:
Revenue	$36,448	$28,196	$26,457	$47,822	$40,821	$40,762	$38,190	$33,063
Cost of revenue	19,034	14,824	13,497	26,428	20,889	20,981	19,774	17,190
Gross profit	17,414	13,372	12,960	21,394	19,932	19,781	18,416	15,873
Gross margin	47.8%	47.4%	49.0%	44.7%	48.8%	48.5%	48.2%	48.0%
Operating expenses:
Research and development expense	14,971	11,901	10,661	11,057	11,202	10,344	8,773	8,561
Sales and marketing expense	8,086	6,964	6,123	7,490	8,063	7,842	8,188	8,549
General and administrative expense	8,743	7,527	12,446	6,242	7,488	5,503	5,455	5,695
Restructuring costs (benefits)	—	—	—	—	—	—	—	—
Total operating expenses	31,800	26,392	29,230	24,789	26,753	23,689	22,416	22,805
Loss from operations	(14,386)	(13,020)	(16,270)	(3,395)	(6,821)	(3,908)	(4,000)	(6,932)
Other income (expense), net	66	49	126	409	295	317	309	321
Interest expense	(1,392)	(1,360)	(1,349)	(1,312)	(531)	(413)	(421)	(429)
Loss on debt extinguishment	—	—	—	—	(576)	—	—	—
Loss before income taxes	(15,712)	(14,331)	(17,493)	(4,298)	(7,633)	(4,004)	(4,112)	(7,040)
Income tax benefit (expense)	(5)	(15)	(41)	(28)	(47)	(77)	(46)	(28)
Net loss	(15,717)	$(14,346)	$(17,534)	$(4,326)	$(7,680)	$(4,081)	$(4,158)	$(7,068)
Net loss per share — basic and diluted	$(0.68)	$(0.63)	$(0.77)	$(0.19)	$(0.35)	$(0.19)	$(0.19)	$(0.33)
Weighted-average shares:
Basic	23,218	22,931	22,716	22,412	22,173	21,961	21,709	21,544
Diluted	23,218	22,931	22,716	22,412	22,173	21,961	21,709	21,544

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $106.1 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of December 31, 2020, we had working capital of $143.8 million.

Historically, we have funded our operations primarily through cash generated from operations and by issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2021, our principal use of cash is funding operations to capture our market opportunity and capital expenditures.

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

For further information on the terms of this debt, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$(16,877)	$4,708	$(11,777)
Net cash used in investing activities	(36,287)	(13,099)	(5,666)
Net cash provided by financing activities	9,902	57,759	15,688

Operating Cash Flows

For the year ended December 31, 2020, we used $16.9 million of net cash from operating activities. The net cash usage was driven primarily by $17.8 million of net loss adjusted for non-cash items, partially offset by $963,000 of working capital contribution.

For the year ended December 31, 2019, we generated $4.7 million of net cash from operating activities. The net cash proceeds were driven primarily by $4.1 million of working capital contribution and $584,000 of a net loss adjusted for non-cash items. The working capital contribution was primarily due to lower cash usage in inventory purchases, partially offset by lower cash collections in accounts receivable due to timing of when amounts became due.

For the year ended December 31, 2018, we used $11.8 million of net cash from operating activities. The net cash usage was driven primarily by $20.6 million of net loss adjusted for non-cash items, offset by $8.8 million of working capital contribution. The working capital contribution was primarily due to higher cash collection in accounts receivable due to timing of when amounts became due and lower cash usage in inventory purchases.

Investing Cash Flows

For the year ended December 31, 2020, we used $36.3 million of net cash from investing activities. The net cash usage was driven primarily by investments and equipment purchases of $82.7 million and $3.1 million, respectively, partially offset by investment maturities of $49.5 million.

For the year ended December 31, 2019, we used $13.1 million of net cash from investing activities. The net cash usage was driven primarily by investments and equipment purchases of $72.4 million and $2.4 million, respectively, partially offset by investment maturities of $61.7 million.

For the year ended December 31, 2018, we used $5.7 million of net cash from investing activities. The net cash usage was driven primarily by investments and equipment purchases of $51.7 million and $6.4 million, partially offset by investment maturities of $52.4 million.

Financing Cash Flows

For the year ended December 31, 2020, we generated $9.9 million of net cash from financing activities. The net cash proceeds were driven primarily by $10.2 million from exercised stock options and our employee stock purchase plan.

For the year ended December 31, 2019, we generated $57.8 million of net cash from financing activities. The net cash proceeds were driven primarily by $83.5 million from issuance of the 2019 Notes, $9.1 million from exercised stock options and our employee stock purchase plan and $4.0 million in term loan borrowings, net of debt issuance costs. These proceeds were partially offset by repayments of indebtedness of $28.2 million of principal under our senior credit facility and $10.1 million of premium we paid for the capped call transactions.

For the year ended December 31, 2018, we generated $15.7 million of net cash from financing activities. The net cash proceeds were driven primarily by $16.4 million in term loan borrowings, net of debt issuance costs and $2.7 million from exercised stock options and our employee stock purchase plan. These proceeds were partially offset by repayments of indebtedness of $2.5 million of principal under our senior credit facility and payments of $0.9 million for finance-lease obligations.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$96,600	$1,725	$3,450	$3,450	$87,975
Operating lease obligations
Operating lease obligations	22,650	4,790	7,913	6,534	3,413
Sublease income	(2,994)	(1,414)	(1,580)	—	—
Net operating lease commitments	19,656	3,376	6,333	6,534	3,413
Purchase commitments (2)	12,234	12,234	—	—	—
Total	$128,490	$17,335	$9,783	$9,984	$91,388

(1) 2019 Notes include $10.4 million of interest payments.

(2) Purchase commitments comprise primarily non-cancelable commitments to purchase $9.9 million of inventory as of December 31, 2020, as well as non-cancelable software license agreements with vendors.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which we have prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions, in accordance with GAAP, that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.

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

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled-to in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component. We recognize any variable consideration, which primarily comprises sales incentives, as a reduction of revenue at the time of revenue recognition. We estimate sales incentives based on our historical experience and current expectations at the time of revenue recognition and update them at the end of each reporting period as additional information becomes available.

Our reader and gateway products are highly dependent on embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when control is transferred.

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

If our customer pays consideration before we transfer a good or service to the customer under the contract, those amounts are classified as contract liabilities, or deferred revenue. Contract liabilities are recognized as revenue as we transfer control of the promised goods or services to our customers.

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

We recorded inventory excess and obsolescence charges, which had an unfavorable net impact of 2.2%, 1.7% and 1.2% on our gross margin for 2020, 2019 and 2018, respectively.

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

We had cash, cash equivalents and short-term investments of $106.1 million and $116.5 million as of December 31, 2020 and 2019, respectively. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Impinj, Inc and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Seattle, Washington

February 17, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Impinj, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Impinj, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholder’s equity and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 2, 2020

We served as the Company's auditor from 2003 to 2019.

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$23,636	$66,898
Short-term investments	82,453	49,597
Accounts receivable, net of allowances of $533 and $1,281 at December 31, 2020 and 2019, respectively	25,003	23,735
Inventory	36,329	34,153
Prepaid expenses and other current assets	3,943	2,386
Total current assets	171,364	176,769
Property and equipment, net	16,531	17,442
Operating lease right-of-use assets	13,761	16,501
Other non-current assets	2,079	453
Goodwill	3,881	3,881
Total assets	$207,616	$215,046
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$10,144	$5,600
Accrued compensation and employee related benefits	5,529	5,859
Accrued and other current liabilities	1,468	4,107
Current portion of operating lease liabilities	3,641	3,380
Current portion of deferred revenue	6,811	551
Total current liabilities	27,593	19,497
Long-term debt, net of current portion	54,556	50,876
Operating lease liabilities, net of current portion	15,266	18,907
Other long-term liabilities	805	314
Deferred revenue, net of current portion	277	213
Total liabilities	98,497	89,807
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 23,350 and 22,217 shares issued and outstanding at December 31, 2020 and 2019, respectively	23	22
Additional paid-in capital	423,759	387,926
Accumulated other comprehensive income	3	34
Accumulated deficit	(314,666)	(262,743)
Total stockholders' equity	109,119	125,239
Total liabilities and stockholders' equity	$207,616	$215,046

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$138,923	$152,836	$122,633
Cost of revenue	73,783	78,834	64,352
Gross profit	65,140	74,002	58,281
Operating expenses:
Research and development	48,590	38,880	34,168
Sales and marketing	28,663	32,642	32,934
General and administrative	34,958	24,141	22,299
Restructuring costs	—	—	3,749
Total operating expenses	112,211	95,663	93,150
Loss from operations	(47,071)	(21,661)	(34,869)
Other income, net	650	1,242	808
Interest expense	(5,413)	(1,794)	(1,403)
Loss on debt extinguishment	—	(576)	—
Loss before income taxes	(51,834)	(22,789)	(35,464)
Income tax benefit (expense)	(89)	(198)	233
Net loss	$(51,923)	$(22,987)	$(35,231)

Net loss per share — basic and diluted	$(2.28)	$(1.05)	$(1.65)
Weighted-average shares outstanding — basic and diluted	22,819	21,847	21,334

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(51,923)	$(22,987)	$(35,231)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(31)	43	27
Total other comprehensive income (loss)	(31)	43	27
Comprehensive loss	$(51,954)	$(22,944)	$(35,204)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2017	20,973	$21	$323,482	$(204,525)	$(36)	$118,942
Issuance of common stock	519	—	2,828	—	—	2,828
Stock-based compensation	—	—	11,317	—	—	11,317
Net loss	—	—	—	(35,231)	—	(35,231)
Other comprehensive income	—	—	—	—	27	27
Balance at December 31, 2018	21,492	21	337,627	(239,756)	(9)	97,883
Issuance of common stock	725	1	9,196	—	—	9,197
Stock-based compensation	—	—	18,486	—	—	18,486
Net loss	—	—	—	(22,987)	—	(22,987)
Other comprehensive income	—	—	—	—	43	43
Equity component of issuance of 2019 Notes, net of issuance costs of $1,089 (Note 7)	—	—	32,743		—	32,743
Premiums paid for Capped Call Transactions (Note 7)	—	—	(10,126)	—	—	(10,126)
Balance at December 31, 2019	22,217	22	387,926	(262,743)	34	125,239
Issuance of common stock	1,133	1	10,158	—	—	10,159
Stock-based compensation	—	—	25,675	—	—	25,675
Net loss	—	—	—	(51,923)	—	(51,923)
Other comprehensive loss	—	—	—	—	(31)	(31)
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(51,923)	$(22,987)	$(35,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,504	4,809	4,534
Stock-based compensation	25,675	18,486	11,317
Non-cash restructuring benefit	—	—	(454)
Accretion of discount or amortization of premium on short-term investments	224	(506)	(419)
Amortization of debt issuance costs and debt discount	3,680	206	75
Loss on debt extinguishment	—	576	—
Deferred income taxes	—	—	(395)
Changes in operating assets and liabilities:
Accounts receivable	(1,268)	(5,273)	3,782
Inventory	(2,176)	10,572	2,358
Prepaid expenses and other assets	(3,081)	(524)	473
Deferred revenue	6,324	(70)	(381)
Deferred rent	—	—	(260)
Accounts payable	3,491	1,046	326
Accrued compensation and employee related benefits	(330)	(1,486)	1,819
Operating lease right-of-use assets	2,740	2,153	—
Operating lease liabilities	(3,380)	(3,038)	—
Accrued liabilities and other liabilities	(1,357)	744	(390)
Restructuring liabilities	—	—	1,069
Net cash provided by (used in) operating activities	(16,877)	4,708	(11,777)
Investing activities:
Purchases of investments	(82,735)	(72,413)	(51,651)
Proceeds from maturities of investments	49,522	61,743	52,352
Purchases of property and equipment	(3,074)	(2,429)	(6,367)
Net cash used in investing activities	(36,287)	(13,099)	(5,666)
Financing activities:
Proceeds from issuance of 2019 Notes, net of issuance costs	—	83,475	—
Premiums paid for capped call transactions	—	(10,126)	—
Principal payments on finance lease obligations	(257)	(522)	(900)
Payments on term and equipment loans	—	(28,192)	(2,451)
Proceeds from term loans, net of debt issuance costs	—	3,991	16,350
Proceeds from exercise of stock options and employee stock purchase plan	10,159	9,133	2,689
Net cash provided by financing activities	9,902	57,759	15,688
Net increase (decrease) in cash and cash equivalents	(43,262)	49,368	(1,755)
Cash and cash equivalents
Beginning of period	66,898	17,530	19,285
End of period	$23,636	$66,898	$17,530

Supplemental disclosure of cashflow information:
Cash paid for interest	1,720	1,612	1,179
Purchases of property and equipment not yet paid	1,076	557	513
Disposal of fully depreciated property and equipment	308	1,432	3,105

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. Impinj platform comprising multiple product families, wirelessly connects individual items and delivers data about the connected items to business and consumer applications enabled by our partner network. Impinj derives revenue from selling endpoint ICs, reader ICs, readers, gateways and software as well as from development, service and license agreements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. Certain amounts on our consolidated balance sheets in prior period have been reclassified to conform to current period presentation. We have prepared these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales incentives, estimate to complete development contracts, deferred revenue, inventory excess and obsolescence, income taxes, determination of the fair value of stock awards and compensation and employee-related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. Covid-19 has introduced significant additional uncertainty with respect to estimates, judgments and assumptions about current and forecasted demand, which may materially impact the estimates previously listed, among others.

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

	Year Ended December 31,
	2020	2019	2018
Revenue:
Avery Dennison(1)	32%	31%	39%
North American logistics provider	*	14	*
Arizon	10	*	10
	42%	45%	49%
* Less than 10%
(1) Includes concentration of revenue related to Smartrac NV, or Smartrac. In March 2020, Avery Dennison completed an acquisition of Smartrac.

	As of December 31,
	2020	2019
Accounts Receivable:
Avery Dennison(1)	21%	28%
Arizon	17	*
Xindeco	12	*
Blue Star	*	18
	50%	46%
* Less than 10%
(1) Includes concentration of accounts receivable related to Smartrac.

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

Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds and commercial paper. Because we use the investments to support current operations, the contractual maturities of our available-for-sale, or AFS, debt securities are due in one year or less and are classified as short-term investments. AFS debt securities are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). For AFS debt securities where fair value is less than cost, we intend to hold or more-likely-than-not will not be required to sell such securities; if any, we record credit-related impairment in the consolidated statements of operations through an allowance for credit losses and adjust each period for changes in credit risk. The gross unrealized gains or losses on short-term investments as of December 31, 2020 and 2019 were not material.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents consist of highly liquid investments, including money market funds with original or remaining maturities of less than three months at the acquisition date. We record the fair value measurement of these assets based on quoted market prices in active markets.

Investments — Our investments comprise fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper and treasury bills. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Long-term Debt —See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2026.

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

We derive a majority of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, as well as to distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of December 31, 2020 or 2019; except for $1.2 million past-due rent receivables from our sublease as of December 31, 2020, which we deem collectible based on credit risk of the sub-lessee.

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

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return	Balance at End of Year
Allowance for sales returns and price exceptions:
During year ended December 31, 2020	$1,072	$1,109	$(1,775)	$406
During year ended December 31, 2019	373	2,939	(2,240)	1,072
During year ended December 31, 2018	3,495	1,426	(4,548)	373

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

We recorded inventory excess and obsolescence charges, which had an unfavorable net impact of 2.2%, 1.7% and 1.2% on our gross margin for 2020, 2019 and 2018, respectively.

Property and Equipment

We record property and equipment at cost and depreciate it using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Category	Useful Life
Laboratory equipment	3 to 10 years
Computer equipment and software	3 to 5 years
Furniture and fixtures	3 to 7 years
Equipment acquired under finance leases	3 to 7 years
Leasehold improvements	Shorter of remaining lease term or expected useful life

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Other Assets

Other assets primarily comprise capitalized implementation costs from cloud computing arrangements and security deposits. We capitalize eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement. Cloud computing arrangement costs, included in prepaid expenses and other current assets were $228,000 and other non-current assets were $1.8 million as of December 31, 2020. Amortization expense associated with the cloud computing arrangements was not material for 2020. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities.

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

We recognize revenue when control of the promised goods or services is transferred to our customers, which for hardware sales is generally at the time of product shipment as determined by the agreed-upon shipping terms. We measure revenue based on the amount of consideration we expect to be entitled-to in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component. We recognize any variable consideration, which primarily comprises sales incentives, as a reduction of revenue at the time of revenue recognition. We estimate sales incentives based on our historical experience and current expectations at the time of revenue recognition and update them at the end of each reporting period as additional information becomes available.

Our reader and gateway products are highly dependent on embedded software and cannot function without this embedded software. In these cases, we account for the hardware and software license as a single performance obligation and recognize revenue at the point in time when control is transferred.

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

If our customer pays consideration before we transfer a good or service to the customer under the contract, those amounts are classified as contract liabilities, or deferred revenue. Contract liabilities are recognized as revenue as we transfer control of the promised goods or services to our customers.

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

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. We record a liability for the estimated cost of product warranties based on historical claims, product failure rates and other factors when the related revenue is recognized. We review these estimates periodically and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2020 and 2019 were not material.

Leases

In February 2016, the FASB, issued guidance on leases. We adopted this standard on January 1, 2019 using the effective-date modified retrospective transition method.

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

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, Thailand and Malaysia, with expiration dates from 2021 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that are factored into the classification and measurement of the lease when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component.

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

We measure stock-based compensation costs for all share-based awards at fair value on the grant date and recognize compensation expense on a straight-line basis over the requisite service period, which typically vest over four years. We account for forfeitures as they occur. We determine the fair value of restricted stock units, or RSUs, based on the closing price of our common stock at the date of grant. We determine the fair value of stock options at the date of grant by using the Black-Scholes option-pricing model. We also use the Black-Scholes option-pricing model to determine the fair value of each common share issued under the ESPP. We determine the fair value of the ESPP grants on the first day of each offering period.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. We have outstanding stock options, RSUs, PSUs, and ESPPs which we include in the calculation of diluted net loss per share if their effect would be dilutive. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued guidance on debt with conversion and other options. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments, amends the derivative scope exception for contracts in an entity’s own equity. Additionally, the guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. Although we are still evaluating the impact of the updated guidance and the effects on our financial statements, we anticipate using modified retrospective transition on January 1, 2021 to account for our convertible notes due 2026, or the 2019 Notes, on a whole-instrument basis. As a result, we anticipate long-term debt to increase approximately $29.3 million, additional paid-in capital to decrease approximately $32.7 million, accumulated deficit to decrease approximately $3.4 million on January 1, 2021. We anticipate no change to the net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption.

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

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$12,425	$—	$12,425	$45,663	$—	$45,663
Total cash equivalents	12,425	—	12,425	45,663	—	45,663
Short-term investments:
U.S. government agency securities	—	20,293	20,293	—	32,323	32,323
Corporate notes and bonds	—	13,185	13,185	—	13,305	13,305
Commercial paper	—	23,983	23,983	—	3,969	3,969
Treasury bill	—	24,992	24,992	—	—	—
Total short-term investments	—	82,453	82,453	—	49,597	49,597
Total	$12,425	$82,453	$94,878	$45,663	$49,597	$95,260

We did not have any Level 3 assets as of December 31, 2020 or 2019. There were no liabilities measured at fair value as of December 31, 2020 or 2019. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2026.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$5,275	$5,579
Work-in-process	9,815	7,485
Finished goods	21,239	21,089
Total inventory	$36,329	$34,153

Note 5. Property and Equipment

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Laboratory equipment	$18,240	$15,326
Computer equipment and software	5,292	4,927
Furniture and fixtures	1,138	1,138
Equipment acquired under finance leases	3,461	3,461
Leasehold improvements	10,559	10,554
Total property and equipment, gross	38,690	35,406
Less: Accumulated depreciation	(22,159)	(17,964)
Total property and equipment, net	$16,531	$17,442

Depreciation expense, which includes amortization of finance lease assets, was $4.5 million, $4.8 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net book value of property and equipment acquired under finance leases was $0.4 million and $0.7 million at December 31, 2020 and 2019, respectively.

Note 6. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents U.S. and foreign components of income (loss) before incomes taxes:

	Year Ended December 31,
	2020	2019	2018
U.S.	$(52,343)	$(23,291)	$(35,933)
Foreign	509	502	469
Loss before income taxes	$(51,834)	$(22,789)	$(35,464)

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(56)	(36)	(23)
Foreign	(76)	(150)	(140)
	(132)	(186)	(163)
Deferred:
U.S. - Federal	32	(11)	404
U.S. - State	11	(1)	(8)
Foreign	—	—	—
	43	(12)	396
Total income tax benefit (expense)	$(89)	$(198)	$233

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2020 as we intend to permanently reinvest future such earnings outside the United States. The amount of the unrecognized deferred tax liability, if incurred, is expected to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2020	2019	2018
U.S. Statutory Rate	21.0%	21.0%	21.0%
Change in valuation allowance	(23.6)	(22.9)	(20.6)
State taxes (net of federal benefit)	(0.4)	(0.4)	0.5
Federal research and development credit	3.9	5.9	4.1
Incentive stock options	0.2	(1.9)	(2.9)
Unrecognized tax benefits	(1.1)	(1.2)	(1.0)
Other, net	(0.2)	(1.4)	(0.4)
Effective income tax rate	(0.2%)	(0.9%)	0.7%

We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S., but recognize deferred income tax expense (benefit) due to the change in the indefinite deferred tax liability related to goodwill, which is partially offset by indefinite tax attributes.

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Net operating loss carryforwards	$45,714	$38,391
Credit carryforwards	10,607	9,083
Capitalized research and development	1,481	2,235
Operating lease liabilities	4,030	4,830
Allowances	2,200	1,694
Deferred compensation	283	176
Deferred revenue	59	46
Stock-based compensation	4,359	2,846
Other	398	156
Deferred tax assets	69,131	59,457
Less: Valuation allowance	(58,820)	(46,602)
Net deferred tax assets	10,311	12,855
Deferred tax liability:
Goodwill	(689)	(645)
Depreciation and amortization	(590)	(1,716)
Operating lease ROU assets	(2,933)	(3,576)
2019 Notes	(6,204)	(7,066)
Deferred tax liabilities	(10,416)	(13,003)
Net deferred tax liability	$(105)	$(148)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2020 and 2019 because, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

We have accumulated federal tax losses of approximately $213.5 million and $179.1 million, respectively, as of December 31, 2020 and 2019, which are available to reduce future taxable income. The Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $84.8 million with an indefinite life as of December 31, 2020. We have accumulated state tax losses of approximately $21.0 million and $23.8 million as of December 31, 2020 and 2019, respectively. Additionally, we have net research and development credit carryforwards of $14.0 million and $12.0 million as of December 31, 2020 and 2019, respectively, which are available to reduce future tax liabilities. The pre-2018 federal tax losses and research and development credit carryforwards began expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited.  We have completed a formal IRC Section 382 study and the attributes disclosed in this footnote reflect the conclusion of that study.  However, subsequent ownership changes may affect the limitation in future years

We are currently not under audit in any tax jurisdiction. Tax years from 2000 through 2020 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that positions might be challenged by taxing authorities despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$3,428	$3,159	$2,906
Gross decreases to tax positions in prior periods	(417)	—	—
Gross increases to tax positions in current periods	508	269	253
Balance at end of period	$3,519	$3,428	$3,159

At December 31, 2020, the total amount of unrecognized tax benefits of $3.5 million is recorded as a reduction to the deferred tax asset. If recognized, it would have no impact to our effective tax rate as we have a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 7. Long-term debt

Convertible Senior Notes

In December 2019, we issued convertible senior notes due 2026, or the 2019 Notes, in an aggregate principal amount of $86.3 million. The 2019 Notes are our senior unsecured obligations and are governed by the indenture for the 2019 Notes. The 2019 Notes accrue interest at a fixed rate of 2.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2020. Upon conversion, the 2019 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2019 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the indenture.

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

As of December 31, 2020, the “if-converted value” exceeded the principal amounts by $18.3 million based on the closing price of our common stock of $41.87 while the 2019 Notes were not yet convertible.

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

The effective interest rate on the liability component of the 2019 Notes for the year ended December 31, 2020 is 10.21%. Accrued interest related to the 2019 Notes as of December 31, 2020 and 2019 were not material. Accrued interest is recorded in accrued liabilities in our consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization of debt discount	$3,566	$140	$—
Amortization of debt issuance costs	115	4	—
Cash interest expense	1,732	72	—
Total interest expense	$5,413	$216	$—

Our estimated fair value of the 2019 Notes was $118.7 million and $87.0 million as of December 31, 2020 and 2019, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

	December 31, 2020	December 31, 2019
Outstanding principal amount	$86,250	$86,250
Unamortized debt discount and debt issuance costs	(31,694)	(35,374)
Carrying value	$54,556	$50,876

In connection with the issuance of the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped-call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion or settlement of the 2019 Notes, or to offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped-call transactions, then our stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case, to the extent then-market price per share of our common stock exceeds the cap price. The initial cap price of the capped call transactions is $54.20 per share, which represents a 100% premium over the last reported sale price of our common stock of $27.10 per share on December 11, 2019 subject to certain adjustments under the terms of the capped call transactions. The capped call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

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

Note 8. Stockholders’ Equity

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law or by our certificate of incorporation. There was no preferred stock issued and outstanding as of December 31, 2020 or 2019.

Common Stock

As of December 31, 2020, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

The following shares of common stock have been reserved for future issuance as of the date presented (in thousands):

December 31, 2020
Option awards outstanding	3,061
Restricted stock units outstanding	1,087
Common stock reserved under equity incentive plans	1,194
Common stock reserved under employee stock purchase plan	618
Total	5,960

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

Stock Options

The following table summarizes option award activity for the year ended December 31, 2020 (in thousands, except per share data and years):

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2019	3,262	$20.70	7.98	$22,033
Granted	656	27.30
Exercised	(615)	12.63
Forfeited or expired	(242)	22.95
Outstanding at December 31, 2020	3,061	23.56	7.55	56,174
Vested and exercisable at December 31, 2020	1,519	$21.36	6.86	$31,272

We estimate the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.3% – 1.7%	1.4% – 2.6%	2.3% – 3.1%
Expected dividends yield	None	None	None
Expected volatility	64.3% – 70.3%	60.8% - 64.3%	57.7% - 66.1%
Weighted-average expected term	6.08	6.08	6.04
Weighted-average fair value of options granted	$16.56	$18.31	$11.85

We determined that it was not practicable to calculate the volatility of our share price because we do not have an extensive public trading history for shares of our common stock. Therefore, we estimated our volatility based on a combination of our historical volatility since becoming a publicly traded company and reported market value data for a group of publicly-traded entities that we believe are relatively comparable after consideration of their size, stage of lifecycle, profitability, growth and risk and return on investment.

To determine the expected term, we generally apply and have historically applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the options as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The total intrinsic value of options exercised during 2020, 2019 and 2018 was $10.2 million, $10.0 million and $4.3 million, respectively. The total grant date fair value of options vested was $11.7 million, $14.8 million and $6.0 million during 2020, 2019 and 2018, respectively.

As of December 31, 2020, our total unrecognized stock-based compensation cost related to unvested stock options was $21.9 million, which we will recognize over the weighted-average remaining requisite service period of 2.4 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units, RSUs, including RSUs with performance conditions, or PSUs, for the year ended December 31, 2020 (in thousands, except per share data):

	Number of Underlying Shares		Weighted-Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding at December 31, 2019	509	252	$33.77	$17.88
Granted	557	251	27.80	27.84
Vested	(180)	(243)	32.19	17.88
Forfeited	(50)	(9)	35.00	17.96
Outstanding at December 31, 2020	836	251	$30.07	$27.84

We granted PSUs in 2019 and 2020 under our annual bonus program to our senior executives and other bonus-eligible employees. The number of annual PSUs that ultimately vest depends on us attaining a financial metric for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors certified achievement of the financial metric for PSUs granted in 2019, vesting 243,000 shares in first-quarter 2020. Based upon attainment of the financial metric for 2020, we expect approximately 240,000 shares to vest in first-quarter 2021.

We record compensation expense for each period based on our estimate of the most probable number of PSUs that will vest, and we recognize the expense over the related service period. The stock-based compensation expense we recognized for PSUs was $5.7 million and $3.4 million for the year ended December 31, 2020 and 2019

The total fair value of RSUs vested was $5.0 million during 2020 and $1.5 million during both 2019 and 2018. The total fair value of PSUs vested was $7.5 million during 2020. The fair value of the outstanding RSUs will be recorded as stock-based compensation expense over the vesting period. As of December 31, 2020, there was $22.0 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2020, there was $1.9 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized in less than one year.

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

As of December 31, 2020, the total unrecognized stock-based compensation related to the ESPP was $0.2 million and will be recognized on a straight-line basis over the weighted-average remaining service period of less than one year.

We estimate the fair value of the ESPP granted at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.1% – 1.6%	1.9% – 2.5%	2.4%
Expected term	0.5 Years	0.5 years	0.3 years
Expected volatility	46.9% – 91.0%	66.5% – 72.3%	75.9%

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$1,015	$772	$469
Research and development expense	10,314	6,427	3,663
Sales and marketing expense	5,981	6,003	4,166
General and administrative expense	8,365	5,284	3,019
Total stock-based compensation expense	$25,675	$18,486	$11,317

Note 10. Leases

The following table presents the components of lease expense in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs(a)
Single lease costs	$4,121	$4,170
Variable lease costs	1,738	1,623
Sublease income(b)	(1,902)	(1,796)
Total operating lease costs	$3,957	$3,997

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that was sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$4,755	$4,617

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of:

	2020	2019
Weighted-average remaining lease term (years)	5.3	6.1
Weighted-average discount rate	6.9%	6.8%

The following table presents future lease payments under operating leases as of December 31, 2020 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2021	$4,790	$(1,414)	$3,376
2022	4,650	(1,457)	3,193
2023	3,263	(123)	3,140
2024	3,219	—	3,219
2025	3,315	—	3,315
Thereafter	3,413	—	3,413
Total lease payments	$22,650	$(2,994)	$19,656
Less: Imputed interest	(3,743)
Present value of lease liabilities	18,907
Less: Current portion of lease liabilities	(3,641)
Lease liabilities, net of current portion	$15,266

Note 11. Commitments and Contingencies

Indemnifications

In the normal course of business, we may enter into agreements that require us to indemnify either customers or suppliers for specific risks. While we cannot estimate our maximum exposure under these indemnification provisions, to date they have not had a material impact on our consolidated results of operations or financial condition.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. For the year ended December 31, 2020, we recorded and paid $5.4 million of our estimated settlement of the federal securities class action to general and administrative expenses described further below. As of December 31, 2020. and 2019, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On July 9, 2020, following a private settlement mediation with the lead plaintiff in the federal securities class actions and plaintiff in the New York State securities class action discussed below, the parties in both actions executed a stipulation of settlement that resolved the claims asserted in both actions. The settlement provided for a payment to the plaintiff class of $20.0 million. Our insurers contributed $14.6 million to the settlement, and we contributed the remaining settlement amount of $5.4 million. Accordingly, we recorded a provision of $5.4 million related to our estimated settlement amount to general and administrative expenses for the three months ended June 30, 2020, which was paid during the three months ended September 30, 2020. On July 29, 2020, the court entered an order preliminarily approving the settlement. On November 20, 2020, following a final approval hearing the previous day, the court entered an order approving the settlement and such matter is now closed.

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

As discussed above in connection with the federal securities class action, on July 9, 2020, the parties in both this action and the federal securities class actions executed a stipulation of settlement that resolved the claims in both actions. On November 20, 2020, the U.S. District Court for the Western District of Washington entered an order approving the settlement. Pursuant to the terms of the settlement, the parties in this action filed stipulation discontinuing this action with prejudice. The New York State court, significantly hampered by COVID-19, has not yet entered an order discontinuing the action with prejudice.

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

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. The original complaint alleged that certain NXP integrated circuit products infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We are seeking, among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID integrated circuit product NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal.

In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office, or PTAB, against 12 of the originally-asserted 26 patents, including the six patents asserted in the Amended Complaint. In August and September of 2020, the PTAB declined to institute a review of four of the six patents at issue.

On September 24, 2020, the Court lifted the stay on two of the patents in suit, and based on a schedule set by the Court on October 22, 2020, the case is proceeding with a claim construction hearing scheduled for March 24, 2021. Also on October 22, 2020, the Court continued the stay on infringement claims on two additional patents pending determinations on IPRs on two allegedly related patents, and we removed without prejudice the two patents against which the PTAB instituted IPRs.

NXP Patent Infringement Claims Against Impinj

On October 4, 2019, NXP USA, Inc. and NXP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringe eight U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. We have denied that we are infringing any of the patents, and we have asserted that we are licensed under four of them and that all eight are invalid. We have also filed IPR petitions with the PTAB against six of the eight patents. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle. On December 3, 2020, we moved to amend our answer to include counterclaims that certain NXP integrated circuit products infringe eight of our U.S. patents, all of which were initially included in our California litigation and are therefore beyond the statutory period for any further IPR review at the PTAB. On December 11, 2020, we also moved to stay the case with respect to six of the eight patents in suit pending final resolution of petitions that we filed for IPR review by the PTAB. On February 12, 2021, the Court denied our motion to amend our answer to include counterclaims but granted our motion to stay the case as to the six patents with respect to which we filed for IPR review. As of the date of this report, there is no schedule in this case.

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP asserts that certain of our products infringe three Chinese patents owned by NXP, which closely correspond to three of the eight U.S. patents NXP has already asserted in U.S. District Court described above. Impinj Shanghai has objected to the jurisdiction of the Shanghai Intellectual Property Court and has filed a motion to stay the proceedings. Impinj Shanghai also filed invalidity requests against the three Chinese patents before the China National Intellectual Property Administration. As of the date of this report, there is no schedule in the cases in China.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $9.9 million of inventory as of December 31, 2020.

Note 12. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advanced payments on nonrecurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020 includes a $6.0 million advance payment for a system order that we expect to deliver and recognize as revenue in 2021.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$764	$834
Deferral of revenue	7,139	718
Recognition of deferred revenue	(815)	(788)
Balance at end of period	$7,088	$764

During 2020, we recognized $0.5 million of revenue, which was included in deferred revenue as of December 31, 2019. During 2019, we recognized $0.6 million of revenue, which was included in deferred revenue as of December 31, 2018.

Note 13. Segment Reporting

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

Information by Revenue Categories

Our chief executive officer reviews information about revenue categories, including endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Endpoint ICs	$102,326	$97,657	$84,974
Systems	36,597	55,179	37,659
Total revenue	$138,923	$152,836	$122,633

Information by Geography

The following table summarizes our long-lived assets, which consist of property and equipment, less accumulated depreciation (in thousands):

	December 31, 2020	December 31, 2019
United States	$10,114	$11,719
Malaysia	5,751	4,669
Others	666	1,054
Total	$16,531	$17,442

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

	Year Ended December 31,
	2020	2019	2018
Americas	$30,962	$53,260	$30,636
Asia Pacific	98,483	89,012	79,290
Europe, Middle East and Africa	9,478	10,564	12,707
Total revenue	$138,923	$152,836	$122,633

Total revenue in the United States, included in Americas, was $27.6 million, $50.2 million and $29.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total revenue in China (including Hong Kong), included in Asia Pacific, was $79.3 million, $70.8 million and $64.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. No sales to countries other than the United States and China accounted for more than 10% of revenue for the years ended December 31, 2020, 2019 and 2018.

Note 14. Net Loss per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, expect per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(51,923)	$(22,987)	$(35,231)
Denominator:
Weighted-average shares outstanding — basic and diluted	22,819	21,847	21,334
Net loss per share — basic and diluted	$(2.28)	$(1.05)	$(1.65)

The following presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	3,061	3,262	3,614
Restricted stock units and restricted stock units with performance conditions	1,087	761	32
Employee stock purchase plan shares	73	69	168

Since we expect to settle the principal amount of the outstanding 2019 Notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2019 Notes, the conversion spread for the notes has a dilutive impact on diluted net income per share when the average market price of our common stock during each reporting period exceeds $34.55 per share. There was no conversion spread for the 2019 Notes during 2020 or 2019.

Note 15. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. We recognized and paid $430,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the year ended December 31, 2020. Additionally, we granted 60,000 shares of stock options to Mr. Phelan on September 21, 2020 in connection with these consulting services, with 1/24th of the shares subject to the option vesting on October 21, 2020 and 1/24th of the shares subject to the option vesting on each month thereafter, subject to Mr. Phelan remaining a service provider.

Note 16. Retirement Plans

In 2001, we adopted a salary deferral 401(k) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows us to make a matching contribution, subject to certain limitations. To date, we have not made any contributions to the plan.

Note 17. Subsequent Events

On February 2, 2021, we committed to executing a restructuring plan in our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the plan, we expect to eliminate approximately nine full-time positions within our go-to-market organization, representing about 3% of our workforce. We expect to incur restructuring charges of between approximately $1.0 million and $1.5 million for employee termination benefits and related costs as well as $0.1 million in other associated costs for legal expenses. All of the restructuring charges are expected to result in cash expenditures. The restructuring charges are expected to be recorded in the first and second quarters of 2021, when the activities comprising the plan are expected to be substantially completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc., adopted as of April 13, 2020	8-K	4/16/2020	3.1

4.1	Description of Impinj, Inc.’s Common Stock

4.2	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1
4.3	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

4.4	Indenture, dated as of December 16, 2019, between Impinj, Inc., and U.S. Bank National Association, as trustee.	8-K	12/16/2019	4.1
4.5	Form of 2.00% Convertible Senior Notes due 2026	8-K	12/16/2019	4.1
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Offer Letter, dated January 6, 2020, between the registrant and Cary Baker	10-K	3/2/2020	10.14

10.13	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.14A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.14B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.14C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.15	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.16†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	10-Q	10/28/2020	10.1

10.17†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	10-Q	10/28/2020	10.2

10.18†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	10-Q	10/28/2020	10.3

10.19†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.4

10.20†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.5

10.21†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.6

10.22†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.7

10.23+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.24	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.25+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett	10-K	2/28/2020	10.32
10.26	Form of Capped Call Transaction Confirmation	8-K	12/16/2019	10.1
16.1	Letter from PricewaterhouseCoopers LLP to Securities and Exchange Commission, dated April 29, 2020	8-K	4/29/2020	16.1

21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement.

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

Impinj, Inc.

Date: February 17, 2021	By:	/s/ Cary Baker
Cary Baker
Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	February 17, 2021
Chris Diorio, Ph.D.

/s/ Cary Baker	Chief Financial Officer	February 17, 2021
Cary Baker	(Principal Financial and Accounting Officer)

/s/ Peter van Oppen	Chair	February 17, 2021
Peter van Oppen

/s/ Tom A. Alberg	Director	February 17, 2021
Tom A. Alberg

/s/ Clinton Bybee	Director	February 17, 2021
Clinton Bybee

/s/ Gregory Sessler	Director	February 17, 2021
Gregory Sessler

/s/ Theresa Wise	Director	February 17, 2021
Theresa Wise
/s/ Daniel Gibson	Director	February 17, 2021
Daniel Gibson

/s/ Umesh Padval	Director	February 17, 2021
Umesh Padval

/s/ Cathal Phelan	Director	February 17, 2021
Cathal Phelan