Form 10-Q
period 2021-03-31
IMPINJ INC
filed 2021-04-28
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 16, 2021, 24,071,893 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$49,796	$23,636
Short-term investments	69,551	82,453
Accounts receivable, net	23,505	25,003
Inventory, net	28,067	36,329
Prepaid expenses and other current assets	2,810	3,943
Total current assets	173,729	171,364
Property and equipment, net	20,797	16,531
Operating lease right-of-use assets	13,736	13,761
Other non-current assets	2,349	2,079
Goodwill	3,881	3,881
Total assets	$214,492	$207,616
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$8,799	$10,144
Accrued compensation and employee related benefits	5,874	5,529
Accrued and other current liabilities	2,304	1,468
Current portion of operating lease liabilities	3,813	3,641
Current portion of restructuring liabilities	1,235	—
Current portion of long-term debt	83,951	—
Current portion of deferred revenue	6,209	6,811
Total current liabilities	112,185	27,593
Long-term debt, net of current portion	—	54,556
Operating lease liabilities, net of current portion	14,881	15,266
Other long-term liabilities	805	805
Deferred revenue, net of current portion	246	277
Total liabilities	128,117	98,497
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 24,052 and 23,350 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	24	23
Additional paid-in capital	406,988	423,759
Accumulated other comprehensive income	3	3
Accumulated deficit	(320,640)	(314,666)
Total stockholders' equity	86,375	109,119
Total liabilities and stockholders' equity	$214,492	$207,616

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$45,248	$47,822
Cost of revenue	23,267	26,428
Gross profit	21,981	21,394
Operating expenses:
Research and development	13,791	11,057
Sales and marketing	7,645	7,490
General and administrative	8,154	6,242
Restructuring costs	1,263	—
Total operating expenses	30,853	24,789
Loss from operations	(8,872)	(3,395)
Other income, net	23	409
Interest expense	(525)	(1,312)
Loss before income taxes	(9,374)	(4,298)
Income tax expense	(42)	(28)
Net loss	$(9,416)	$(4,326)

Net loss per share — basic and diluted	$(0.40)	$(0.19)
Weighted-average shares outstanding — basic and diluted	23,671	22,412

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(9,416)	$(4,326)
Other comprehensive income, net of tax:
Unrealized gain on investments	—	71
Total other comprehensive income	—	71
Comprehensive loss	$(9,416)	$(4,255)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(9,416)	$(4,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,040	1,168
Stock-based compensation	7,449	5,221
Accretion of discount or amortization of premium on short-term investments	218	(4)
Amortization of debt issuance costs and debt discount	94	879
Changes in operating assets and liabilities:
Accounts receivable	1,498	(4,371)
Inventory	8,262	2,390
Prepaid expenses and other assets	880	368
Deferred revenue	(633)	155
Accounts payable	(2,137)	1,096
Accrued compensation and employee related benefits	345	(1,933)
Operating lease right-of-use assets	723	657
Operating lease liabilities	(911)	(823)
Accrued and other liabilities	722	1,368
Restructuring liabilities	1,235	—
Net cash provided by operating activities	9,369	1,845
Investing activities:
Purchases of investments	(12,333)	—
Proceeds from maturities of investments	25,000	14,175
Purchases of property and equipment	(4,398)	(1,112)
Net cash provided by investing activities	8,269	13,063
Financing activities:
Principal payments on finance lease obligations	(2)	(98)
Proceeds from exercise of stock options and employee stock purchase plan	8,524	2,014
Net cash provided by financing activities	8,522	1,916
Net increase in cash and cash equivalents	26,160	16,824
Cash and cash equivalents
Beginning of period	23,636	66,898
End of period	$49,796	$83,722

Supplemental disclosure of cashflow information:
Purchases of property and equipment not yet paid	1,984	94

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	702	1	8,523	—	—	8,524
Stock-based compensation	—	—	7,449	—	—	7,449
Net loss	—	—	—	(9,416)	—	(9,416)
Balance at March 31, 2021	24,052	$24	$406,988	$(320,640)	$3	$86,375

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239
Issuance of common stock	460	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,221	—	—	5,221
Net loss	—	—	—	(4,326)	—	(4,326)
Other comprehensive income	—	—	—	—	71	71
Balance at March 31, 2020	22,677	$23	$395,160	$(267,069)	$105	$128,219

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 17, 2021. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position, results of operations, and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales incentives, estimates to complete development contracts, deferred revenue, inventory excess and obsolescence, income taxes, determination of the fair value of stock awards and compensation and employee-related benefits. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. Covid-19 has introduced significant additional uncertainty with respect to estimates, judgments and assumptions about current and forecasted demand, which may materially impact the estimates previously listed, among others.

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for our convertible notes due 2026, or the 2019 Notes, on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. Interest expense decreased for the three months ended March 31, 2021 as we no longer separate an equity component of the 2019 Notes and incurred amortization of debt discount. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption. We use the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share for the three months ended March 31, 2021 upon adoption of this guidance.

The condensed consolidated financial statements as of and for the three months ended March 31, 2021 are presented under ASU 2020-06, while comparative prior reporting period presented is not adjusted and continue to be reported in accordance with our historical accounting policy.

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

We derive a majority of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, as well as to distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of March 31, 2021 and December 31, 2020, except for $1.7 million and $1.2 million past-due rent receivables from our sub-lessee as of March 31, 2021 and December 31, 2020, respectively, which we deem collectible based on credit risk of the sub-lessee.

Inventory

For the three months ended March 31, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 2.2%. These sales, primarily of endpoint IC inventory included in the excess and obsolescence charge for the three months ended March 31, 2020, as noted below, are the result of increased endpoint IC demand in today’s supply-constrained environment.

For the three months ended March 31, 2020, we recorded inventory excess and obsolescence charges with an unfavorable net gross margin impact of 5.6%. Those charges, which reduced the inventory value of the impacted products to zero, were due primarily to reduced demand for older-generation endpoint ICs and EU gateways. At the time, we expected future demand to be met by our newer generation endpoint ICs and EU gateways. Instead, as a result of today’s industry-wide wafer shortages, we sold a significant portion of the reserved endpoint ICs in the three months ended March 31, 2021.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$38,352	$—	$38,352	$12,425	$—	$12,425
Total cash equivalents	38,352	—	38,352	12,425	—	12,425
Short-term investments:
U.S. government agency securities	—	20,185	20,185	—	20,293	20,293
Corporate notes and bonds	—	19,379	19,379	—	13,185	13,185
Commercial paper	—	14,988	14,988	—	23,983	23,983
Treasury bill	—	14,999	14,999	—	24,992	24,992
Total short-term investments	—	69,551	69,551	—	82,453	82,453
Total	$38,352	$69,551	$107,903	$12,425	$82,453	$94,878

We did not have any Level 3 assets or did not measure any liabilities at fair value as of March 31, 2021 or December 31, 2020. The gross unrealized gains or losses on cash equivalents and short-term investments as of March 31, 2021 or December 31, 2020 were not material.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$5,029	$5,275
Work-in-process	8,296	9,815
Finished goods	14,742	21,239
Total inventory	$28,067	$36,329

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2020	3,061
Granted	6
Exercised	(332)
Forfeited or expired	(12)
Outstanding at March 31, 2021	2,723
Vested and exercisable at March 31, 2021	1,357

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, and RSUs with performance conditions, or PSUs, for the three months ended March 31, 2021 (in thousands):

	Number of Underlying Shares
	RSUs	PSUs
Outstanding at December 31, 2020	836	251
Granted	4	—
Vested	(54)	(241)
Forfeited	(7)	(10)
Outstanding at March 31, 2021	779	—

We began granting PSUs in 2019 under our annual bonus program to our senior executives and other bonus-eligible employees. The number of annual PSUs that ultimately vest depends on us attaining financial metrics for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors certified achievement of the financial metric for PSUs granted in 2020, vesting 241,000 shares in first-quarter 2021.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$289	$207
Research and development expense	3,110	2,021
Sales and marketing expense	1,802	1,368
General and administrative expense	2,248	1,625
Total stock-based compensation expense	$7,449	$5,221

Note 5. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $16.9 million of inventory as of March 31, 2021.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2021 and December 31, 2020, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

New York State Securities Class Action

As previously disclosed, a consolidated federal securities class action was filed in 2018 and was settled and dismissed in 2020. On January 31, 2019, a related class-action complaint for violation of the federal securities laws was filed in the Supreme Court of the State of New York for the County of New York against us, our chief executive officer, former chief operating officer, former chief financial officer, members of our board of directors and the underwriters of our July 2016 initial public stock offering, or IPO, and December 2016 secondary public offering, or SPO. Captioned Plymouth County Retirement System v. Impinj, Inc., et al., the complaint, purportedly brought on behalf of purchasers of our stock pursuant to or traceable to our IPO and SPO, alleged that we made false or misleading statements in the registration statements and prospectuses in those offerings concerning demand for our products and inventory in violation of Section 11 of the Securities Act of 1933. On April 9, 2019, the New York Supreme Court entered an order staying the action and requiring the parties to update the court every 90 days as to the status of the pending consolidated federal securities class actions.

On July 9, 2020, the parties in both this action and the federal securities class actions executed a stipulation of settlement that resolved the claims in both actions. On November 20, 2020, the U.S. District Court for the Western District of Washington entered an order finally approving the settlement, and the action pending in Washington federal court has been dismissed with prejudice. Pursuant to the terms of the settlement, the parties in this action filed stipulation discontinuing this action with prejudice. The New York State court, significantly hampered by Covid-19, has not yet entered an order discontinuing the action with prejudice.

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

On July 10, 2020, following a private settlement mediation, the parties in this action executed a stipulation of settlement to settle and resolve the claims asserted in this consolidated derivative action. The settlement required us to implement certain corporate governance changes and the payment of up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. Our insurers have agreed to contribute up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. The proposed settlement is subject to preliminary and, following notice to shareholders, final approval by the U.S. District Court for the District of Delaware. On August 5, 2020, at the court’s request, the parties filed supplemental briefing in respect of their joint motion for preliminary approval of the settlement. On February 26, 2021, the court entered an order preliminarily approving the settlement. A settlement hearing has been set for May 11, 2021.

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

In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office, or PTAB, against 12 of the originally asserted 26 patents, including the six patents asserted in the amended complaint. In August and September of 2020, the PTAB declined to institute a review of four of the six patents at issue.

On September 24, 2020, the Court lifted the stay on two of the patents in suit, and based on a schedule set by the Court on October 22, 2020, the case is proceeding with a claim construction hearing scheduled for July 23, 2021 (extended by the Court from March 24, 2021). Also, on October 22, 2020, the Court continued the stay on infringement claims for two additional patents pending determinations on IPRs and on two allegedly related patents. On October 27, 2020, we removed without prejudice the two patents against which the PTAB instituted IPRs by filing a second amended complaint, and, on January 5, 2021 we stipulated to dismiss the two of the eight patents that we had elected not to go forward with.

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

On December 11, 2020, we also moved to stay the case with respect to six of the eight patents in suit pending final resolution of petitions that we filed for IPR review by the PTAB. On February 12, 2021, the Court denied our motion to amend our answer to include counterclaims but granted our motion to stay the case as to the six patents with respect to which we filed for IPR review. On February 25, 2021, the Court entered a case schedule setting initial contentions and claim construction deadlines, including a claim construction hearing for October 12, 2021. The schedule sets pretrial deadlines for June of 2021. The parties have served preliminary contentions for the two patents not subject to the stay.

The PTAB has entered initial decisions on whether to institute the IPRs filed against three of the six challenged patents. On April 1, 2021, the PTAB issued an initial decision instituting IPR in one of the six proceedings. On April 6, 2021, the PTAB issued initial decisions not to institute IPRs in two of the six proceedings. Impinj’s deadline to request rehearing is May 6, 2021.

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP asserts that certain of our products infringe three Chinese patents owned by NXP, which closely correspond to three of the eight U.S. patents NXP has already asserted in U.S. District Court described above. Impinj Shanghai has objected to the jurisdiction of the Shanghai Intellectual Property Court and has filed a motion to stay the proceedings. Impinj Shanghai also filed invalidity requests against the three Chinese patents before the China National Intellectual Property Administration. Oral hearings for the invalidity requests have been scheduled for April and May 2021.

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

Our net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used a portion of the proceeds to pay the cost of the capped-call transactions described below and repay our prior senior credit facility.

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

Holders of the 2019 Notes who convert their 2019 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the indenture), holders of the 2019 Notes may require us to repurchase all or a portion of their 2019 Notes at a repurchase price equal to 100% of the principal amount of the 2019 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The last reported sale price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2021. Accordingly, the 2019 Notes are convertible at the option of the holders as of March 31, 2021. The “if-converted value” exceeded the principal amounts by $55.7 million based the closing price of our common stock of $56.87 as of March 31, 2021.

We incurred the 2019 Notes total issuance costs of $2.8 million and amortized the issuance costs to interest expense over the respective term of the 2019 Notes using the effective interest rate method.

The effective interest rate on the 2019 Notes is 2.50%. As of March 31, 2021, we have $508,000 of accrued interest related to the 2019 Notes included in accrued liabilities on our condensed consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of debt discount (1)	$—	$854
Amortization of debt issuance costs	94	26
Cash interest expense	431	431
Total interest expense	$525	$1,311

(1) We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer incurred amortization of debt discount related to the 2019 Notes for the three months ended March 31, 2021. For further information on adoption of ASU 2020-06, please refer to Note 2.

Our estimated fair value of the 2019 Notes was $154.7 million and $118.7 million as of March 31, 2021 and December 31, 2020, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

	March 31, 2021	December 31, 2020
Outstanding principal amount	$86,250	$86,250
Unamortized debt discount and debt issuance costs (1)	(2,299)	(31,694)
Carrying value	$83,951	$54,556

(1) We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer had unamortized debt discount related to the equity component of the 2019 Notes as of March 31, 2021. For further information on adoption of ASU 2020-06, please refer to Note 2.

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

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs(a)
Single lease costs	$1,038	$1,029
Variable lease costs	457	427
Sublease income(b)	(475)	(475)
Total operating lease costs	$1,020	$981

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space we sublet as part of the fiscal 2018 restructuring where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$1,222	$1,187
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$698	$—

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.0	5.3
Weighted-average discount rate	6.7%	6.9%

The following table presents future lease payments under operating leases as of March 31, 2021 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2021	$3,673	$(1,066)	$2,607
2022	5,014	(1,457)	3,557
2023	3,528	(123)	3,405
2024	3,219	—	3,219
2025	3,315	—	3,315
Thereafter	3,413	—	3,413
Total lease payments	$22,162	$(2,646)	$19,516
Less: Imputed interest	(3,468)
Present value of lease liabilities	18,694
Less: Current portion of lease liabilities	(3,813)
Lease liabilities, net of current portion	$14,881

Note 8. Net Loss Per Share

We used the treasury stock method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the three months ended March 31, 2020. Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the three months ended March 31, 2021.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(9,416)	$(4,326)
Denominator:
Weighted-average shares outstanding — basic and diluted	23,671	22,412
Net loss per share — basic and diluted	$(0.40)	$(0.19)

The following table presents the outstanding shares of our common stock equivalents and the potential dilutive effect of the conversion of the 2019 Notes excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	2,723	3,181
Restricted stock units and restricted stock units with performance conditions	779	708
Employee stock purchase plan shares	28	40
2019 Notes	2,496	—

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Endpoint ICs	$38,082	$33,675
Systems	7,166	14,147
Total revenue	$45,248	$47,822

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020 includes a $6.0 million advance payment for a system order. We recognized $169,000 of revenue related to this advance payment for the three months ended March 31, 2021 and we expect to deliver and recognize the remainder as revenue in 2021.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$7,088	$764
Deferral of revenue	5	342
Recognition of deferred revenue included in deferred revenue at beginning of period	(638)	(187)
Balance at end of period	$6,455	$919

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. We recognized $134,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three months ended March 31, 2021.

Note 12. Restructuring

On February 2, 2021, we executed a restructuring plan in our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the plan, we expect to eliminate approximately seven full-time positions within our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.2 million for employee termination benefits as well as $50,000 in other associated costs for legal expenses for the three months ended March 31, 2021. We expect to substantially complete our restructuring plan by June 30, 2021.

A summary of accrued restructuring costs as of and for the three months ended March 31, 2021 is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs	$1,213	$50	$1,263
Cash payments	(28)	—	(28)
Accrued restructuring costs as of March 31, 2021	$1,185	$50	$1,235

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We and our partners connect the items via a miniature radio chip embedded in the item or in its packaging, reading and delivering each item’s identity, location and authenticity. To date, we have enabled connectivity to over 50 billion items, enabling businesses and consumers to derive timely information from those connected items.

Our platform uses RAIN, a type of radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Alliance that today has more than 160 member companies. Our industry uses free spectrum in 78 countries encompassing roughly 96.5% of the world’s GDP and has connected many tens of billions of items to date. We believe RAIN’s capabilities – in particular, endpoint ICs with serialized identifiers, 30-foot range reading up to 1,000 items per second without line-of-sight, radio-frequency energy harvesting for battery-free operation, essentially unlimited life and, in the future, cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

Factors Affecting Our Performance

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, suppliers, partners and end users.

For our endpoint IC business, forecasting was already difficult without Covid-19, because we sell our ICs to inlay partners and therefore have limited visibility to end-user demand. The myriad uncertainties that Covid-19 introduced, and continues introducing, especially at retail end users, has exacerbated that forecasting difficulty. Covid-19’s impact has been further complicated by countries vaccinating and reopening at different rates, with some seemingly able to manage the transition and others not. Covid-19 also caused long-term shifts, many negative, in other industries important to us, such as aviation and sports. Even in supply chain and logistics, or SC&L, which saw shipment volumes surge in the depths of Covid-19, end users had been reticent to deploy new technologies.

We built endpoint IC inventory through much of 2020, anticipating tight 200mm wafer foundry capacity ahead of our transition to the 300mm M700 product family. We introduced our new Impinj M700 in 2020 and, although it was in production by the end of 2020, we initially saw a slower demand ramp than we expected. Today, with general anticipation of a return to some semblance of normalcy post Covid-19, demand for all our endpoint ICs, including our M700, is rising. Worldwide IC wafer demand is also rising, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 wafer supply and post-processing capacity. We plan to moderate that inventory burndown, at least through the next two quarters, stretching our IC supply to our partners and market but constraining our ability to fully capitalize on the increasing endpoint IC demand.

For our systems business, Covid-19 delayed pilots and deployments throughout 2020. These delays were due in some cases to businesses being closed by local regulations and in others by reduced or deferred capital expenditures. Some end users accelerated their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases, Covid-19 delayed deployments for reasons of health and safety, product and labor availability, and store closures. We also saw our distributors normalize their inventory to match Covid-19 demand levels. Like for our endpoint ICs, we built inventory during the pandemic. Also like for our endpoint ICs, we didn’t build enough. Today, we see systems demand returning but packaging delays and packaging price increases causing short supply of our reader ICs, low inventory levels at our distributors, and price increases and component shortfalls for our systems products generally. Consequently, like for our endpoint ICs, our ability to capitalize on the increasing systems demand is constrained.

Our business operations have also been affected by Covid-19. Government restrictions in the early days of the pandemic caused us to mostly close our offices in early 2020. Except for a small number of employees who need to be in our offices to fulfill their roles, almost all our employees continue to work from home. As we evaluate how to safely reopen our offices, our first priority is protecting our employees’ health and safety, and we will prioritize health and safety over a rapid office return.

Covid-19 travel restrictions adversely affected our business by slowing new-product launches and typical sales activities, and those activities remain restricted. Although we anticipate that 2021 will bring a return to some semblance of normalcy, there is no assurance that Covid-19’s impact on our employees or business activities in 2021 will remain modest. Our compliance with legal and regulatory requirements related to Covid-19 may subject us to future challenges, particularly as requirements evolve.

Despite ongoing uncertainties related to Covid-19, we continue investing in research and development and long-term RAIN opportunities. Although we plan to continue making these investments throughout 2021, we may, depending on the business environment, choose to slow or suspend our investments, potentially impairing our ability to meet our long-term strategic objectives.

Covid-19 negatively impacted our results of operations, cash flows and financial position in 2020, and we anticipate that the negative effects of Covid-19 on us and our business will continue in 2021. However, given the ongoing uncertainty over Covid-19’s epidemiological, economic and operational impacts we cannot reasonably estimate the extent or duration of Covid-19’s continuing impact on our business. The extent to which Covid-19 impacts our future results will depend on developments that are unpredictable, including the actions we and others take in response to Covid-19.

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

Most of our investments precede any sales benefit from the investment, and in some instances, we may never see a benefit. The potential causes of the latter are many, including the market not being receptive to our product or sales approach, late or failed product development, personnel departures or other causes. We sometimes enter into arrangements with end users, suppliers or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some instances we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of an investment is almost always uncertain, and if our results do not meet expectations then our operating results, profitability and stock price may be adversely affected.

While our long-term plan to invest for growth remains unchanged, Covid-19 has introduced new uncertainty to our business. We will continue to monitor the impacts of Covid-19 on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries, but especially in retail apparel which is our largest market. Covid-19 has had, and we expect it to continue to have, a materially adverse impact on the retail industry. Covid-19 may also accelerate an ongoing shift in consumer shopping away from physical stores, which could adversely affect demand for endpoint ICs by retailers. The extent to which Covid-19 materially impacts the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of RAIN adoption have also been impacted by Covid-19, although the long-term impact on our business is unclear. For example, the aviation industry, which had proposed widespread luggage tagging, has been negatively impacted by Covid-19. By contrast, SC&L has experienced increased demand which could positively impact our financial performance if SC&L further adopts RAIN. See the section captioned “Covid-19” for additional information.

The pace and scope of end-user adoption, slowed in 2020 by Covid-19, remains uncertain today, potentially causing large fluctuations in our operating results. For a first historical example of the potential impact of those fluctuations, in 2015 and 2016 several major retailers commenced deployments that significantly increased our endpoint IC sales, lengthening our product lead times. In 2017 we invested in endpoint IC inventory to reduce those lead times, but in second-half 2017 the endpoint IC growth rate slowed, we believe due primarily to delays in new deployments at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. For a second historical example, in late 2018 and in 2019 a large north American logistics provider purchased and deployed significant quantities of our gateways, positively impacting our operating results for several quarters, then transitioned to an operational phase in first-half 2020, reducing our gateway sales. For a third example, in first-quarter 2020 we saw high endpoint IC demand as our inlay partners built inventory ahead of Covid-19, followed by several quarters of depressed demand as those same inlay partners consumed that inventory, followed in first-quarter 2021 by high demand as those same inlay partners deliver into recovering end-user opportunities.

Given the uncertainties in our market, we cannot be certain that RAIN adoption will continue; that we will have appropriate product inventory; that we will not experience future product inventory shortfalls or overages; or that Covid-19 will not materially impact our business going forward. We also cannot be certain that we will be able to maintain or grow our market share for any of our products, whether because of insufficient inventory, Covid-19, competitors copying our products, insufficient wafer or other product supply, competition generally or for a host of other reasons, many of which are outside our control.

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and as a result we have continued investing in new products. In our endpoint IC business, in 2020 we introduced our new Impinj M700, which offers significant performance advantages over other endpoint ICs on the market and which we believe will foster adoption. In our systems business, in 2020 we introduced our new Impinj R700 reader, which likewise offers significant performance advantages over other readers on the market and which we believe will also foster adoption. Despite us being in full production with both products by the end of 2020, Covid-19 impacted 2020 demand for, as well as the speed with which we were able ramp production of, both. In first-quarter 2021, demand for one of those products, the M700, outstripped our supply, and we expect it to do so again in second-quarter 2021. We also continue supporting our partners to produce high-performing, high-quality inlays using the technologically advanced M700.

We sell our products through partners and distributors and have limited ability to determine end-user demand. Consequently, we may incorrectly forecast that demand or not identify market shifts in a timely fashion, potentially affecting our business adversely. If RAIN market adoption, and adoption of our products specifically, does not meet our expectations or if we are unable to meet partner or end-user volume or performance expectations, because of the impact of Covid-19, recovering demand, or otherwise, then our operating results and growth prospects will be adversely affected. If we reduce prices to win opportunities, then our gross margins may be negatively affected. In contrast, if our endpoint IC, reader IC, reader or gateway sales exceed expectations, then our revenue and profitability may be positively affected.

Timing and Complexity of Customer Deployments

From 2010 to 2020, our endpoint IC sales volumes increased at a compounded annual growth rate of 25%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020 and first-quarter 2021. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

Our systems business, at least for our readers and gateways, relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a large North American SC&L provider in connection with a project-based gateway deployment. We did not have comparable new project-based revenue in 2020.

Finally, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In 2021, due to wafer and component supply shortfalls at many of our suppliers, we anticipate rising costs and delayed supply rather than cost declines. If we are unable to similarly increase our prices then our operating margins may suffer.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. Historically, the impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be historically lower in the fourth quarter than in the third quarter. We do not expect these historical trends to hold in 2021, due to the ongoing impacts, both in demand and supply, from Covid-19.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years.

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply as a result of Covid-19, the timing of large deployments, competitor product availability as well as supply constraints, any or all of which can mask seasonality in any given year. These risks and uncertainties, as well as other risks and uncertainties, including but not limited to the impacts of Covid-19, can cause our actual results to differ significantly from our expectations, as described in greater detail in the sections of this report captioned “—Covid-19” and in Part II, Item 1A (Risk Factors).

Inventory Supply

From time to time, we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand; constrained supplier manufacturing capacity or product availability; fluctuations in our market, including competitor product availability or in the global economy; changes in regulations or tariffs; or for a host of other reasons. These inventory dynamics can impact some or all of our products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially causing us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. For example, in 2010 we experienced wafer shortages relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors.

In 2021, we are again experiencing wafer shortages relative to our submitted endpoint IC wafer purchase orders, due to significant worldwide demand from multiple industries, and to semiconductor foundries reallocating wafer capacity to politically significant industries like automotive. We anticipated a 2021 200mm shortfall in 2020 and, in the depths of the pandemic, both built 200mm wafer inventory and accelerated our investment in 300mm M700 post-processing capacity. Regardless, today’s worldwide semiconductor wafer supply imbalance exceeds our prior expectations, and we exited first-quarter 2021 with limited 200mm inventory, tight 200mm and 300mm foundry capacity, and 300mm post-processing capacity that remains insufficient in both capacity and maturity to fully capitalize on the market demand. We are currently focused on managing our 200mm wafer supply, accelerating and maturing our 300mm post-processing capacity, and maximizing our total unit volumes to best capture the market opportunity. We were previously focused on carefully navigating the crossover between our declining 200mm inventory and our ecosystem ramping the M700, but with today’s wafer-supply constraints, our focus has shifted to simply maximizing total unit volumes.

In our systems business, we are experiencing significantly lengthened packaging lead times for our reader ICs, which negatively impacted our ability to meet reader IC demand in first-quarter 2021. We expect those packaging delays, and our inability to fully meet demand, to continue through second-quarter 2021. We also anticipate packaging cost increases, likely for several quarters. Although we currently have adequate supply of most readers and gateways, we have seen and anticipate future shortages and price increases for components we use in those readers and gateways, potentially impacting future product availability and/or costs.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Revenue	$45,248	$47,822	$(2,574)
Gross profit	$21,981	$21,394	$587
Gross margin	48.6%	44.7%	3.9%
Loss from operations	$(8,872)	$(3,395)	$(5,477)

Three months ended March 31, 2021 compared with three months ended March 31, 2020

Revenue decreased, due primarily to lower systems revenue partially offset by higher endpoint IC revenue. Gross profit increased, due primarily to sales of fully reserved inventory compared to us incurring excess and obsolescence charges in first-quarter 2020, partially offset by lower revenue and revenue mix. Gross margin increased, due primarily to the change in excess and obsolescence, partially offset by revenue mix with endpoint IC revenue representing a larger portion of our total revenue. Loss from operations increased, due primarily to increased operating expenses. The increase in operating expense was due primarily to increased stock-based compensation expense, restructuring charges in first-quarter 2021, higher personnel expenses in research and development and increased professional service fees, including non-settlement-related legal fees.

Revenue

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Endpoint ICs	$38,082	$33,675	$4,407
Systems	7,166	14,147	(6,981)
Total revenue	$45,248	$47,822	$(2,574)

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

Three months ended March 31, 2021 compared with three months ended March 31, 2020

Endpoint IC revenue increased $4.4 million, due primarily to a $7.6 million increase in shipment volumes, partially offset by a $3.2 million decrease in revenue from lower ASPs due to product mix and to a lesser extent, our annual price negotiations. The increase in shipment volumes was due primarily to growth in our customers’ underlying business.

Systems revenue decreased $7.0 million, due primarily to decreases of $5.1 million in gateway revenue and $2.9 million in reader IC revenue. The gateway revenue decrease was due primarily to a project-based deployment by a North American systems customer in the prior period transitioning to an operational phase in first-half 2020; the reader IC revenue decrease was due primarily to lower shipment volumes caused by packaging delays at our third-party manufacturers, which negatively affected our ability to meet reader IC demand in first-quarter 2021.

Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change
Cost of revenue	$23,267	$26,428	$(3,161)
Gross profit	$21,981	$21,394	$587
Gross margin	48.6%	44.7%	3.8%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers and gateways, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on mix of endpoint IC and systems, underlying product margins driven by changes in ASPs or costs, as well as from inventory excess and obsolescence charges.

Three months ended March 31, 2021 compared with three months ended March 31, 2020

Gross profit increased, due primarily to sales of fully reserved inventory in first-quarter 2021 compared to excess and obsolescence charges in first-quarter 2020, partially offset by lower revenue and revenue mix. Gross margin increased due primarily to the change in excess and obsolescence, partially offset by revenue mix with endpoint IC revenue representing a larger portion of our total revenue.

For the three months ended March 31, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 2.2%. These sales, primarily of endpoint IC inventory included in the excess and obsolescence charge for the three months ended March 31, 2020, as noted below, are the result of increased endpoint IC demand in today’s supply-constrained environment.

For the three months ended March 31, 2020, we recorded inventory excess and obsolescence charges with an unfavorable net gross margin impact of 5.6%. Those charges, which reduced the inventory value of the impacted products to zero, were due primarily to reduced demand for older-generation endpoint ICs and EU gateways. At the time, we expected future demand to be met by our newer generation endpoint ICs and EU gateways. Instead, as a result of today’s industry-wide wafer shortages, we sold a significant portion of the reserved endpoint ICs in the three months ended March 31, 2021.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Research and development	$13,791	$11,057	$2,734

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

Three months ended March 31, 2021 compared with three months ended March 31, 2020

Research and development expense increased $2.7 million, due primarily to increases of $1.3 million in personnel expenses from higher headcount and $1.1 million in stock-based compensation expense from PSUs as well as an increased number of stock options and RSUs.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Sales and marketing	$7,645	$7,490	$155

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain approximately constant on an absolute dollar basis, except for incentive sales compensation which fluctuates as a function of revenue. Expenses associated with our sales and marketing activities requiring travel will continue fluctuating depending on current and future Covid-19 travel restrictions.

Three months ended March 31, 2021 compared with three months ended March 31, 2020

Sales and marketing expense remained comparable to the prior period, with a $434,000 increase in stock-based compensation expense from an increased number of stock options and RSUs, mostly offset by a $357,000 decrease in marketing and advertising expense from reduced spend on tradeshows which continue to be impacted by Covid-19.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
General and administrative	$8,154	$6,242	$1,912

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

Three months ended March 31, 2021 compared with three months ended March 31, 2020

General and administrative expense increased $1.9 million, due primarily to increases of $1.0 million in professional service fees, including non-settlement-related legal fees, $623,000 in stock-based compensation expense from PSUs as well as an increased number of stock options and RSUs and $414,000 in personnel expenses associated with higher payroll taxes.

Restructuring Costs

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Restructuring costs	$1,263	$—	$1,263

On February 2, 2021, we executed a restructuring plan in our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the plan, we expect to eliminate approximately seven full-time positions in our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.2 million for employee termination benefits as well as $50,000 in other associated legal costs in first-quarter 2021. We expect to substantially complete our restructuring plan by June 30, 2021. For further information on this restructuring, please refer to Note 12 to our condensed consolidated financial statements included elsewhere in this report.

Other Income, net

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Other income, net	$23	$409	$(386)

Other income, net comprises primarily interest income on our short-term investments.

Other income, net decreased $386,000, due primarily to lower average balances on our short-term investments compared to the prior period.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Interest expense	$525	$1,312	$(787)

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three months ended March 31, 2021 are presented under the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Income tax benefit (expense)	$42	$28	$14

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

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net loss	$(9,416)	$(4,326)	$(5,090)
Adjustments:
Other income, net	(23)	(409)	386
Interest expense	525	1,312	(787)
Income tax expense	42	28	14
Depreciation	1,040	1,168	(128)
Stock-based compensation	7,449	5,221	2,228
Restructuring costs	1,263	—	1,263
Adjusted EBITDA	$880	$2,994	$(2,114)

 Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; amortization of debt discount related to the equity component of our convertible notes prior to the adoption of ASU 2020-06; and prepayment penalty on debt extinguishment. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three months ended March 31, 2021 are presented under the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net loss	$(9,416)	$(4,326)	$(5,090)
Adjustments:
Depreciation	1,040	1,168	(128)
Stock-based compensation	7,449	5,221	2,228
Restructuring costs	1,263	—	1,263
Amortization of debt discount	—	854	(854)
Non-GAAP net income	$336	$2,917	$(2,581)

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $119.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $61.5 million as of March 31, 2021.

We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Regardless, our future cash requirements will depend on many factors, including our rate of growth and the timing and extent of our spending to support our capital expenditures and research and development efforts. In addition, in connection with any future acquisitions, we may require additional funding which may be in the form of additional debt, equity or equity-linked financing or a combination thereof. We can provide no assurance that any additional financing will be available to us on acceptable terms.

Sources of Funds

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

The net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used the net proceeds from issuing the 2019 Notes to pay the cost of the capped-call transactions and repay our prior senior credit facility. We intend to use the remainder of the net proceeds for general corporate purposes.

For further information on the terms of this debt, please refer to Note 6 to our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$9,369	$1,845
Net cash provided by investing activities	8,269	13,063
Net cash provided by financing activities	8,522	1,916

 Operating Cash Flows

For the three months ended March 31, 2021, we generated $9.4 million of net cash from operating activities. These net cash proceeds were driven primarily by a $10.0 million working-capital contribution, partially offset by $615,000 of net loss adjusted for non-cash items. The working capital contribution was due primarily to lower cash usage for inventory purchases.

For the three months ended March 31, 2020, we generated $1.8 million of net cash from operating activities. These net cash proceeds were driven primarily by $2.9 million proceeds from net loss adjusted for non-cash items, partially offset by $1.1 million working-capital usage due primarily to lower cash collection from accounts receivable due to timing and inventory related to the excess and obsolescence charges described previously.

Investing Cash Flows

For the three months ended March 31, 2021, we generated $8.3 million of net cash from investing activities. The net cash proceeds were driven primarily by investment maturities of $25.0 million, partially offset by investment and property and equipment purchases of $12.3 million and $4.4 million, respectively.

For the three months ended March 31, 2020, we generated $13.1 million of net cash from investing activities. These net cash proceeds were driven primarily by investment maturities of $14.2 million, partially offset by property and equipment purchases of $1.1 million.

Financing Cash Flows

For the three months ended March 31, 2021, we generated $8.5 million of net cash from financing activities. These net cash proceeds were driven primarily by $8.5 million from exercised stock options and our employee stock purchase plan.

For the three months ended March 31, 2020, we generated $1.9 million of net cash from financing activities. These net cash proceeds were driven primarily by $2.0 million from exercised stock options and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in research and development of new products and technologies that we believe have the potential to drive long-term business growth.

The following table reflects a summary of our contractual obligations as of March 31, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$96,600	$1,725	$3,450	$3,450	$87,975
Operating lease obligations
Operating lease obligations	22,162	4,924	8,096	6,582	2,561
Sublease income	(2,646)	(1,425)	(1,221)	—	—
Net operating lease commitments	19,517	3,499	6,874	6,582	2,561
Purchase commitments (2)	23,611	23,611	—	—	—
Total	$139,728	$28,835	$10,324	$10,032	$90,536
(1)	Include $10.4 million of interest payments due on the 2019 Notes.
(2)	Purchase commitments comprise primarily non-cancelable commitments to purchase $16.9 million of inventory as of March 31, 2021, as well as non-cancelable software license agreements with vendors.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $119.3 million. Our investments are exposed to market risk due to fluctuations in prevailing interest rates that may reduce the yield on our investments or their fair value. Because our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2021.

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

Stockholder Litigation

In October and November 2018, three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. For further information on these complaints, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against us. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA, Inc. and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

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

Our financial performance depends on the pace of end-user RAIN adoption in key industries such as retail, our largest market. Retailers with primarily a physical marketplace presence have experienced financial stress in recent periods. Many of these same retailers have deployed RAIN to improve their competitiveness. If they fail to compete effectively, then the number of stores they maintain, and the scope of their RAIN deployments, may decrease. Other industries that we currently regard as being key for RAIN adoption include supply chain and logistics, aviation and automotive, many of which face similar stressors as the retail market.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP, Alien and Kiloway; in reader ICs, ST, Phychips, Iotelligent and MagicRF; in readers and gateways, Alien and Zebra. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

The average selling price, or ASP, of our products has decreased over time and RAIN market development. We expect continued price decreases but cannot predict the future rate. From time-to-time we reduce the selling prices of our products to meet end-user demands or to respond to market pressure from our competition. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. If, in the future, we are unable to offset ASP reductions with increased sales volumes or reduced product costs, then our revenue and gross margins will suffer.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. New market requirements can render old products uncompetitive for new opportunities. When demand for older products declines, ASPs may decrease quickly. To profitably sell our products we must continually improve our technology and processes, and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot develop and implement processes or improve efficiencies sufficient to maintain required margins, we may be unable to sell our products profitably.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in endpoint IC demand and endpoint IC wafer supply. If demand declines, or if we are unable to procure enough wafers to satisfy existing demand, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our existing endpoint ICs, as well as for our new endpoint ICs, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs, readers and gateways. If we fail to establish the benefits of using our endpoint ICs with our platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

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

Our products must meet demanding customer specifications for quality, reliability and performance. They are also highly technical and are deployed in large, complex systems. Our partners and end users may discover errors, defects or incompatibilities in our products, including after deploying them. In addition, our partners or end users may find compatibility or interoperability issues between our products and their enterprise software systems, or between our products and other RAIN products. They may also experience problems when our products are combined with or incorporated into products from other vendors, such as our tag OEMs using our endpoint ICs with their antennas, or our reader partners using our reader ICs in their readers. We may have difficulty identifying and correcting the problems when third parties are combining, incorporating or assembling our products.

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

Currently, certain of our products are experiencing production issues, including but not limited to production delays. While we believe that these issues can be resolved in a timely manner, if we are unable to resolve these issues in a timely manner, or at all, then our operating results could be adversely affected.

When we introduce new, technologically advanced products, our success in ramping adoption depends, in part, on us making these products easy to deploy by our partners and their end customers For example, for our new M700 endpoint IC, we continue supporting our partners to produce high-performing, high-quality inlays. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

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

The semiconductor industry has frequent periods of capacity shortfall. Many industries, ours included, are experiencing such a shortfall in 2021. These shortfalls may decrease sales and cause market-share losses if our customers purchase competitive products, or alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory.

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in certain quarters of 2014, 2015 and 2016, we purchased more endpoint IC wafers than we needed, which reduced our available cash. In addition, we may invest in inventory to support anticipated business growth, as we did with endpoint IC inventory in 2017 and 2020. If we are unable to sell the inventory we purchased, or if we must sell it at lower prices due to excess inventory or obsolescence, then our business will be negatively impacted.

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

Covid-19 has created significant worldwide economic volatility, uncertainty and disruption, and those effects are likely to persist for some time. Covid-19 has already, and will likely continue to, adversely affect our financial position, results of operations, cash flows and future business prospects. Our significant Covid-19 risks include:

•

uncertain product demand given the decline and subsequent rebound, the latter at least partial, in many business activities globally, particularly in the retail industry, as well as overall delays in RAIN market adoption;

•	decreased visibility into market demand and consequent challenges in effectively managing our inventory;
•	partner-requested preordering or rescheduling as a result of supply concerns which can distort channel inventory, either positively or negatively;
•	increased operating costs such as those associated with work-from-home edicts, increased legal and regulatory demands, and increase product costs due to component or production shortfalls;
•	delays in customer pilots which can delay project-based deployments;
•	delays in research and development efforts which can, in turn, delay new product introductions or product enhancements;
•	inability to engage in in-person sales and market activities, which can reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a prolonged work-from-home environment.

With respect to market demand, in 2020, Covid-19 caused widespread venue closures, materially affecting demand for our products. Covid-19 is continuing to impact venues in 2021, with a particularly adverse impact in retail, including retail apparel, where RAIN is widely adopted. Covid-19 may accelerate a long-term shift in consumer behavior away from physical stores which may further reduce demand for our products over the longer term. The extent and duration to which Covid-19 impacts the retail industry and any retailer’s plans with respect to capital expenditures is unclear, as is the extent to which it will impact our product sales.

Covid-19 has affected many other markets that use our products, including aviation, sporting events such as footraces, and many others. Many of these markets continue to feel Covid-19’s impacts in 2021. If we fail to make our products and platform easy-to-deploy and economical for these markets, or if participants in these markets delay or forgo RAIN investments in response to Covid-19 or otherwise, our ability to penetrate them may suffer.

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

Additionally, the United Kingdom, or UK, has enacted legislation that substantially implements the GDPR and which provides for penalties of up to the greater of 4% of worldwide annual revenue and £ 17.5 million. Following the UK’s exit from the EU, however, which became effective January 31, 2020, with a transition period ending December 31, 2020, significant uncertainty remains regarding matters such as data transfers between the UK, the EU and other jurisdictions. This uncertainty and other developments could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents, and provides for noncompliance penalties of up to $7,500 per violation. In addition, the California Privacy Rights Act, or CPRA, was passed by voters in California’s November 2020 election. The CPRA significantly modifies the CCPA, creating additional obligations with respect to consumer data commencing on January 1, 2022, and going into effect generally on January 1, 2023. Aspects of the CCPA, the CPRA, the GDPR and other laws and regulations relating to privacy, data protection, and security remain unclear as of the date of this report, but these laws and regulations potentially are far reaching. Laws and regulations relating to privacy, data protection and security, and continued evolution of such laws and regulations and their interpretation and enforcement, may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses in an effort to comply. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations may result in actions against us by governmental entities, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such actions may be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

Risks Relating to Our Intellectual Property

If we are unable to protect our intellectual property, then our business could be adversely affected.

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

Our use of overseas manufacturers has extra risk. The intellectual property protection in countries where our third-party contractors operate is weaker than in the United States. If the steps we have taken and the protection provided by law do not adequately safeguard our intellectual property rights, then we could suffer lost profits due to sales of competing products that exploit our intellectual property rights.

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

We may be forced, or choose, to take action to protect our own intellectual property against infringement by others. Our actions could adversely affect RAIN adoption as well as our own operating and growth prospects. For example, in June 2019 we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP, in the U.S. District Court for the Northern District of California and in October 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. For more information, see “-If we are unable to protect our intellectual property, our business could be adversely affected.”

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

We rely on third-party providers of corporate infrastructure services such as for human resources, electronic communications and financial functions. Additionally, our platform operates in conjunction with, and we are dependent upon, third-party products, services, and components. Consequently, we are dependent on the security systems of these third-party providers. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. These third-party providers also face risks of security breaches, and our ability to monitor their security is limited. Any security breaches or other unauthorized access to our service-providers’ systems or viruses, loggers, or other errors, vulnerabilities, or malfeasant code in their data or software could expose us to loss or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. If there is a security vulnerability, error, or other bug or malfeasant code in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition. We use Solarwinds products, including those compromised by the security breach Solarwinds announced on December 14, 2020. Although we do not believe our system was compromised, and have patched the Solarwinds products, we remain susceptible to security breaches in the future.

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

We have incurred losses since our inception in 2000. Whereas we were profitable between 2013 and 2015, we had a net loss of $51.9 million for the year ended, and an accumulated deficit of $314.7 million as of, December 31, 2020. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and us maintaining or growing our market share. We expect significant expenses to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest to grow the market and our share, reduce costs, improve our efficiencies or shorten our supply chain. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our market share do not succeed, then we may not attain or sustain profitability in the future.

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

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, with us choosing to build product inventory during the Covid-induced downturn. In early 2021 we see demand returning, at least temporarily, and that demand currently exceeds our available product supply.

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

Many factors, most of which are outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. In addition, these fluctuations may cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results and revenue include:

•	the impact of Covid-19 on macroeconomic conditions, our business and our customers, end-users, suppliers and other business partners;
•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the availability or supply of our products;
•	variations in the quality of our products and return rates;
•	delays in new-product introductions and in the maturity of our new-product technologies;
•	decreases in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;

•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or to our products or our platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. During the ordinary course of business, we use significant judgment in evaluating our worldwide income-tax obligations and we conduct many transactions for which the ultimate tax determination is uncertain. Additionally, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions and these jurisdictions may assess additional income tax against us. Although we believe our tax determinations are proper, the final determination of any tax audits and possible litigation could be materially different from our historical income-tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

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

We are an emerging growth company, and for as long as we remain an emerging growth company, we may choose to take advantage of exemptions from some reporting requirements applicable to other public companies but not to emerging growth companies, including:

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

Since July 2016, when we sold shares of our common stock in our initial public offering through March 31, 2021, our stock price has ranged from $9.95 to $79.05. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

•	price and volume fluctuations in the overall stock market;
•	changes in operating performance, stock market valuations, and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	delays in end-user deployments of RAIN systems;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	supply interruptions, including semiconductor wafer or other product shortfalls;
•	developments relating to intellectual property rights or in disputes relating to those rights;
•	our ability to develop and market new and enhanced products on a timely basis;
•	commencement of, or our involvement in, litigation;
•	changes in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	unstable regional political and economic conditions;
•	the trading volume of our stock;
•	actual or perceived security breaches;
•	limited public float;
•	any future sales of our common stock or other securities;
•	financial analysts dropping or reducing their coverage of us; changes in financial estimates by analysts who do cover us; or our failure to meet analyst estimates or investor expectations;
•	fluctuations in the values of companies investors perceive to be comparable to us; and
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections.
•	general economic conditions and slow or negative growth of markets in which we operate.

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

For more information on the 2019 Notes and the capped-call transactions, see Note 6 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of March 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 29.8% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Impinj, Inc.

Date: April 28, 2021	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)