Form 10-Q
period 2021-06-30
IMPINJ INC
filed 2021-07-28
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 16, 2021, 24,290,417 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

Risk Factor Summary

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
•

servicing $86.3 million aggregate principal amount 2.00% convertible senior notes due 2026, or the 2019 Notes, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2019 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business; and

•

our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 29.5% of our outstanding common stock as of June 30, 2021, and as a result are able to exercise significant influence over matters subject to stockholder approval.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$51,175	$23,636
Short-term investments	60,788	82,453
Accounts receivable, net	25,976	25,003
Inventory, net	24,064	36,329
Prepaid expenses and other current assets	3,670	3,943
Total current assets	165,673	171,364
Property and equipment, net	26,306	16,531
Operating lease right-of-use assets	13,001	13,761
Other non-current assets	2,561	2,079
Goodwill	3,881	3,881
Total assets	$211,422	$207,616
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$10,671	$10,144
Accrued compensation and employee related benefits	5,951	5,529
Accrued and other current liabilities	2,245	1,468
Current portion of operating lease liabilities	3,901	3,641
Restructuring liabilities	630	—
Current portion of long-term debt	84,045	—
Current portion of deferred revenue	263	6,811
Total current liabilities	107,706	27,593
Long-term debt, net of current portion	—	54,556
Operating lease liabilities, net of current portion	13,870	15,266
Other long-term liabilities	803	805
Deferred revenue, net of current portion	272	277
Total liabilities	122,651	98,497
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 495,000 shares authorized,24,254 and 23,350 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	24	23
Additional paid-in capital	418,289	423,759
Accumulated other comprehensive income	4	3
Accumulated deficit	(329,546)	(314,666)
Total stockholders' equity	88,771	109,119
Total liabilities and stockholders' equity	$211,422	$207,616

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$47,268	$26,457	$92,516	$74,279
Cost of revenue	22,491	13,497	45,758	39,925
Gross profit	24,777	12,960	46,758	34,354
Operating expenses:
Research and development	15,900	10,661	29,691	21,718
Sales and marketing	8,196	6,123	15,841	13,613
General and administrative	8,998	12,446	17,152	18,688
Restructuring costs	—	—	1,263	—
Total operating expenses	33,094	29,230	63,947	54,019
Loss from operations	(8,317)	(16,270)	(17,189)	(19,665)
Other income (expense), net	(4)	126	19	535
Interest expense	(525)	(1,349)	(1,050)	(2,661)
Loss before income taxes	(8,846)	(17,493)	(18,220)	(21,791)
Income tax expense	(60)	(41)	(102)	(69)
Net loss	$(8,906)	$(17,534)	$(18,322)	$(21,860)

Net loss per share — basic and diluted	$(0.37)	$(0.77)	$(0.77)	$(0.97)
Weighted-average shares outstanding — basic and diluted	24,120	22,716	23,895	22,564

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(8,906)	$(17,534)	$(18,322)	$(21,860)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	1	(47)	1	24
Total other comprehensive income (loss)	1	(47)	1	24
Comprehensive loss	$(8,905)	$(17,581)	$(18,321)	$(21,836)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(18,322)	$(21,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,076	2,294
Stock-based compensation	18,031	9,818
Accretion of discount or amortization of premium on short-term investments	468	19
Amortization of debt issuance costs and debt discount	188	1,793
Changes in operating assets and liabilities:
Accounts receivable	(973)	8,281
Inventory	12,265	(2,938)
Prepaid expenses and other assets	(186)	364
Deferred revenue	(6,553)	280
Accounts payable	(3,053)	(1,229)
Accrued compensation and employee related benefits	422	(937)
Operating lease right-of-use assets	1,458	1,331
Operating lease liabilities	(1,834)	(1,659)
Accrued and other liabilities	364	7,252
Restructuring liabilities	630	—
Net cash provided by operating activities	4,981	2,809
Investing activities:
Purchases of investments	(19,825)	(5,103)
Proceeds from maturities of investments	41,000	31,275
Purchases of property and equipment	(7,858)	(1,237)
Net cash provided by investing activities	13,317	24,935
Financing activities:
Principal payments on finance lease obligations	(2)	(183)
Proceeds from exercise of stock options and employee stock purchase plan	9,243	3,029
Net cash provided by financing activities	9,241	2,846
Net increase in cash and cash equivalents	27,539	30,590
Cash and cash equivalents
Beginning of period	23,636	66,898
End of period	$51,175	$97,488

Supplemental disclosure of cashflow information:
Cash paid for interest	$863	$858
Purchases of property and equipment not yet paid	5,069	464

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	702	1	8,523	—	—	8,524
Stock-based compensation	—	—	7,449	—	—	7,449
Net loss	—	—	—	(9,416)	—	(9,416)
Balance at March 31, 2021	24,052	$24	$406,988	$(320,640)	$3	$86,375
Issuance of common stock	202	—	719	—	—	719
Stock-based compensation	—	—	10,582	—	—	10,582
Net loss	—	—	—	(8,906)	—	(8,906)
Other comprehensive loss	—	—	—	—	1	1
Balance at June 30, 2021	24,254	24	418,289	(329,546)	4	88,771

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239
Issuance of common stock	460	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,221	—	—	5,221
Net loss	—	—	—	(4,326)	—	(4,326)
Other comprehensive income	—	—	—	—	71	71
Balance at March 31, 2020	22,677	$23	$395,160	$(267,069)	$105	$128,219
Issuance of common stock	109	—	1,015	—	—	1,015
Stock-based compensation	—	—	4,597	—	—	4,597
Net loss	—	—	—	(17,534)	—	(17,534)
Other comprehensive loss	—	—	—	—	(47)	(47)
Balance at June 30, 2020	22,786	23	400,772	(284,603)	58	116,250

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for our convertible notes due 2026, or the 2019 Notes, on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. Interest expense decreased for the three and six months ended June 30, 2021, as we no longer separate an equity component of the 2019 Notes and incurred amortization of debt discount. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption. We use the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share for the three and six months ended June 30, 2021, upon adoption of this guidance.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, are presented under ASU 2020-06, while comparative prior reporting periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

Investments — Our investments consist of fixed income securities, which typically include U.S. government agency securities, treasury bills, commercial paper, money market funds, corporate notes and bonds and asset-backed securities. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Long-term Debt — See Note 6 for the carrying amount and estimated fair value of our convertible senior notes due 2026.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$43,019	$—	$43,019	$12,425	$—	$12,425
Total cash equivalents	43,019	—	43,019	12,425	—	12,425
Short-term investments:
U.S. government agency securities	—	15,087	15,087	—	20,293	20,293
Corporate notes and bonds	—	19,235	19,235	—	13,185	13,185
Commercial paper	—	11,991	11,991	—	23,983	23,983
Treasury bill	—	9,999	9,999	—	24,992	24,992
Asset-backed securities	—	4,476	4,476	—	—	—
Total short-term investments	—	60,788	60,788	—	82,453	82,453
Total	$43,019	$60,788	$103,807	$12,425	$82,453	$94,878

We did not have any Level 3 assets or did not measure any liabilities at fair value as of June 30, 2021 or December 31, 2020. The gross unrealized gains or losses on cash equivalents and short-term investments as of June 30, 2021 or December 31, 2020 were not material.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$4,639	$5,275
Work-in-process	7,648	9,815
Finished goods	11,777	21,239
Total inventory	$24,064	$36,329

For the six months ended June 30, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 1.2%. These sales which occurred primarily in the first quarter and were primarily endpoint IC inventory included in the excess and obsolescence charge noted below, are the result of increased endpoint IC demand in today’s supply-constrained environment.

For the three and six months ended June 30, 2020, inventory excess and obsolescence charges had an unfavorable net gross margin impact of 2.2% and 4.4%, respectively. The charges, a majority of which occurred in first quarter 2020, were due primarily to reduced demand for older-generation endpoint ICs and EU gateways and reduced the inventory value of the impacted products to zero. At the time, we expected future demand to be met by our newer generation endpoint ICs and EU gateways. Instead, as a result of today’s industry-wide wafer shortages, we sold a significant portion of the reserved endpoint ICs in the three months ended March 31, 2021.

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2020	3,061
Granted	10
Exercised	(384)
Forfeited or expired	(42)
Outstanding at June 30, 2021	2,645
Vested and exercisable at June 30, 2021	1,572

Restricted Stock Units

We grant (i) RSUs with a service condition, (ii) RSUs with performance and service conditions (“PSUs”), and (iii) RSUs with market and service conditions (“MSUs”) as further explained below.

The number of annual PSUs that ultimately vest depends on us attaining financial metrics for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors typically certify PSU attainment in the first quarter of each year.

On April 12, 2021, and May 20, 2021, we granted a total of 83,750 shares of MSUs, to certain executives. The MSUs are eligible to vest based on our total stockholder return (“TSR”) relative to the TSR of the constituents comprising the S&P Semiconductor Select Industry Index over two measurement periods. Half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2022, and half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2023. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. The aggregate grant-date fair value of these shares was estimated to be $6.4 million using the Monte Carlo simulation valuation method.

The following table summarizes activity for RSUs, PSUs, and MSUs, for the six months ended June 30, 2021 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2020	836	—	251
Granted	621	84	265
Vested	(203)	—	(241)
Forfeited	(21)	—	(10)
Outstanding at June 30, 2021	1,233	84	265

We recorded $558,000 of stock-based compensation expense related to the MSUs for the three and six months ended June 30, 2021.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$471	$176	$760	$383
Research and development expense	4,568	1,640	7,678	3,661
Sales and marketing expense	2,320	1,204	4,122	2,572
General and administrative expense	3,223	1,577	5,471	3,202
Total stock-based compensation expense	$10,582	$4,597	$18,031	$9,818

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $14.9 million of inventory as of June 30, 2021.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2021 and December 31, 2020, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On July 9, 2020, the parties in both this action and the federal securities class actions executed a stipulation of settlement that resolved the claims in both actions. On November 20, 2020, the U.S. District Court for the Western District of Washington entered an order finally approving the settlement, and the action pending in Washington federal court has been dismissed with prejudice. Pursuant to the terms of the settlement, the parties in this action filed stipulation discontinuing this action with prejudice. On April 28, 2021, after a long delay due to the impact of Covid-19 on the New York State court, the court signed and entered the stipulation discontinuing the action with prejudice. The matter is now closed.

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

On July 10, 2020, following a private settlement mediation, the parties in this action executed a stipulation of settlement to settle and resolve the claims asserted in this consolidated derivative action. The settlement required us to implement certain corporate governance changes and the payment of up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. Our insurers have agreed to contribute up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. The proposed settlement is subject to preliminary and, following notice to shareholders, final approval by the U.S. District Court for the District of Delaware. On August 5, 2020, at the court’s request, the parties filed supplemental briefing in respect of their joint motion for preliminary approval of the settlement. On February 26, 2021, the court entered an order preliminarily approving the settlement. On May 11, 2021, the court held a final approval hearing. The court has not yet entered a final order with respect to the proposed settlement.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP in California

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. The original complaint alleged that certain NXP integrated circuit products infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We are seeking, among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the RAIN RFID endpoint IC product NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal.

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

NXP Patent Infringement Claims Against Impinj in Washington

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

On December 11, 2020, we also moved to stay the case with respect to six of the eight patents in suit pending final resolution of petitions that we filed for IPR review by the PTAB. On February 12, 2021, the Court denied our motion to amend our answer to include counterclaims but granted our motion to stay the case as to the six patents with respect to which we filed for IPR review. On February 25, 2021, the Court entered a case schedule setting initial contentions and claim construction deadlines, including a claim construction hearing for October 12, 2021 on the two remaining patents.

On March 9, 2021, we moved for summary judgment of noninfringement on the four patents to which we assert a license, including the two patents that were not subject to a stay. That motion was fully briefed and is pending. The PTAB instituted IPRs on two of the six challenged patents but denied them on the other four. A motion for re-hearing is pending on one of the four. The Court subsequently removed the stay on four. The current schedule contemplates a claim construction hearing on August 12, 2021, and trial on June 13, 2022.

Impinj Patent Infringement Claims Against NXP in Texas

On May 25, 2021, we filed a new patent infringement lawsuit against NXP in the United States District Court for the Western District of Texas (Waco), asserting that NXP has infringed nine of our patents, including seven that were originally asserted in the Northern California case. We are seeking among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorney’s fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing its UCODE 7, 8, and 9 endpoint ICs. There is no other schedule yet in the case.

On July 26, 2021, NXP filed an answer to our complaint and counterclaimed that we infringe nine patents, one of which NXP owns and eight of which NXP exclusively licensed.

NXP Patent Infringement Claims Against Impinj in China

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP asserts that certain of our products infringe three Chinese patents owned by NXP, which closely correspond to three of the eight U.S. patents NXP has already asserted in U.S. District Court described above. The plaintiffs are seeking, among other things, past damages, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. Impinj Shanghai objected to the jurisdiction of the Shanghai Intellectual Property Court and filed a motion to stay the proceedings. The jurisdictional challenge was rejected by the Shanghai court in March 2021; a subsequent appeal filed by Impinj Shanghai is pending before the IP Tribunal of the Supreme People’s Court. Impinj Shanghai also filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA. In July 2021, the CNIPA issued decisions upholding the validity of the three Chinese patents. Impinj Shanghai retains the option to file for review of some or all of the CNIPA decisions by the Beijing Intellectual Property Court.

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

The last reported sale price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days during the 30 consecutive trading days ended June 30, 2021. Accordingly, the 2019 Notes are convertible at the option of the holders as of June 30, 2021. The “if-converted value” exceeded the principal amounts by $42.5 million based the closing price of our common stock of $51.59 as of June 30, 2021.

We incurred $2.8 million in issuance costs for the 2019 Notes which is amortized to interest expense over the respective term of the 2019 Notes using the effective interest rate method.

The effective interest rate on the 2019 Notes is 2.50%. As of June 30, 2021, we have $77,000 of accrued interest related to the 2019 Notes included in accrued liabilities on our condensed consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of debt discount (1)	$—	$886	$—	$1,740
Amortization of debt issuance costs	93	27	187	53
Cash interest expense	432	436	863	868
Total interest expense	$525	$1,349	$1,050	$2,661

(1) We adopted ASU 2020-06 on January 1, 2021 using modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer incurred amortization of debt discount related to the 2019 Notes for the three and six months ended June 30, 2021. For further information on adoption of ASU 2020-06, please refer to Note 1.

Our estimated fair value of the 2019 Notes was $144.6 million and $118.7 million as of June 30, 2021 and December 31, 2020, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

	June 30, 2021	December 31, 2020
Outstanding principal amount	$86,250	$86,250
Unamortized debt discount and debt issuance costs (1)	(2,205)	(31,694)
Carrying value	$84,045	$54,556

(1) We adopted ASU 2020-06 on January 1, 2021 using modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer had unamortized debt discount related to the equity component of the 2019 Notes as of June 30, 2021. For further information on adoption of ASU 2020-06, please refer to Note 1.

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

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs(a)
Single lease costs	$1,038	$1,017	$2,076	$2,046
Variable lease costs	510	456	967	883
Sublease income(b)	(475)	(475)	(950)	(950)
Total operating lease costs	$1,073	$998	$2,093	$1,979

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that we sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$2,445	$2,374
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$698	$—

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	4.8	5.3
Weighted-average discount rate	6.7%	6.9%

The following table presents future lease payments under operating leases as of June 30, 2021 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2021	$2,454	$(718)	$1,736
2022	5,018	(1,457)	3,561
2023	3,573	(123)	3,450
2024	3,289		3,289
2025	3,315		3,315
Thereafter	3,415		3,415
Total lease payments	$21,064	$(2,298)	$18,766
Less: Imputed interest	(3,293)
Present value of lease liabilities	17,771
Less: Current portion of lease liabilities	3,901
Lease liabilities, net of current portion	$13,870

Note 8. Net Loss Per Share

We used the treasury stock method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the three and six months ended June 30, 2020. Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the three and six months ended June 30, 2021.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,906)	$(17,534)	$(18,322)	$(21,860)
Denominator:
Weighted-average shares outstanding — basic and diluted	24,120	22,716	23,895	22,564
Net loss per share — basic and diluted	$(0.37)	$(0.77)	$(0.77)	$(0.97)

The following table presents the outstanding shares of our common stock equivalents and the potential dilutive effect of the conversion of the 2019 Notes excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2021	2020
Stock options	2,645	3,424
RSUs, MSUs, and PSUs	1,582	959
Employee stock purchase plan shares	31	54
2019 Notes	2,496	—

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Endpoint ICs	$30,784	$18,545	$68,866	$52,220
Systems	16,484	7,912	23,650	22,059
Total revenue	$47,268	$26,457	$92,516	$74,279

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020, included a $6.0 million advance payment for a system order, which we recognized as revenue for the six months ended June 30, 2021.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$7,088	$764
Deferral of revenue	319	658
Recognition of deferred revenue	(6,872)	(378)
Balance at end of period	$535	$1,044

We recognized $6.6 million of revenue related to amounts included in deferred revenue as of December 31, 2020 for the six months ended June 30, 2021. We recognized $371,000 of revenue related to amounts included in deferred revenue as of December 31, 2019 for the six months ended June 30, 2020.

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. We recognized $115,200 and $249,600 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and six months ended June 30, 2021, respectively. We recognized $112,000 and $180,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and six months ended June 30, 2020, respectively.

Note 12. Restructuring

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions within our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.2 million for employee termination benefits as well as $50,000 in other associated costs for legal expenses for the six months ended June 30, 2021. We substantially completed our restructuring by June 30, 2021.

A summary of accrued restructuring costs as of June 30, 2021, is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs	$1,213	$50	$1,263
Cash payments	(583)	(50)	(633)
Accrued restructuring costs as of June 30, 2021	$630	$—	$630

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We and our partners connect the items via a miniature radio chip embedded in the item or in its packaging, reading and delivering each item’s identity, location and authenticity. To date, we have enabled connectivity to more than 50 billion items, enabling businesses and consumers to derive timely information from those connected items.

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

We built endpoint IC inventory through much of 2020, anticipating tight 200mm wafer foundry capacity ahead of our transition to our 300mm M700 product family. We introduced our new Impinj M700 in 2020 and, although it was in production by the end of 2020, we initially saw a slower demand ramp than we expected. Today, with a return to some semblance of post Covid-19 normalcy, demand for all our endpoint ICs, including our M700, has increased dramatically. Worldwide IC wafer demand has also increased, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 wafer supply and post-processing capacity. In second-quarter 2021, we began to moderate that inventory burndown, and expect to continue doing so through the next two quarters, stretching our IC supply to our partners and market but constraining our ability to fully capitalize on the increased endpoint IC demand.

For our systems business, Covid-19 delayed pilots and deployments throughout 2020. These delays were due in some cases to businesses being closed by local regulations and in others by reduced or deferred capital expenditures. Some end users accelerated their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases, Covid-19 delayed deployments for reasons of health and safety, product and labor availability, and store closures. We also saw our distributors normalize their inventory to match Covid-19 demand levels. Like for our endpoint ICs, we built inventory during the pandemic. Also like for our endpoint ICs, we didn’t build enough. Today, we see increased systems demand but packaging delays and packaging price increases causing short supply of our reader ICs, low inventory levels at our distributors, and price increases and component shortfalls for analog, specialized logic, and memory chips constraining reader and gateway supply. Consequently, like for our endpoint ICs, our ability to capitalize on the increased systems demand is constrained.

Our business operations have also been affected by Covid-19. Government restrictions in the early days of the pandemic caused us to mostly close our offices in early 2020. Today, except for a small number of employees who need to be in our offices to fulfill their roles, almost all our employees continue to work from home. As we evaluate how to safely reopen our offices, our first priority is protecting our employees’ health and safety, and we will prioritize health and safety over a rapid office return.

Recently, a resurgence of Covid-19 in geographies where our manufacturing subcontractors are located has caused governments to reinstitute mandatory factory staff reductions and/or closures, periodically impacting our endpoint IC and systems production.

Covid-19 travel restrictions adversely affected our business by slowing new-product launches and typical sales activities, and those activities remain restricted. Although we anticipate that second-half 2021 will bring a return to some semblance of normality, there is no assurance that Covid-19’s impact on our employees or business activities in 2021 will remain modest. Our compliance with legal and regulatory requirements related to Covid-19 may subject us to future challenges, particularly as requirements evolve.

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

The pace and scope of end-user adoption, slowed in 2020 by Covid-19, remains uncertain today, potentially causing large fluctuations in our operating results. For a first historical example of the potential impact of those fluctuations, in 2015 and 2016 several major retailers commenced deployments that significantly increased our endpoint IC sales, lengthening our product lead times. In 2017 we invested in endpoint IC inventory to reduce those lead times, but in second-half 2017 the endpoint IC growth rate slowed, we believe due primarily to delays in new deployments at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. For a second historical example, in late 2018 and in 2019 a large north American logistics provider purchased and deployed significant quantities of our gateways, positively impacting our operating results for several quarters, then transitioned to an operational phase in first-half 2020, reducing our gateway sales. For a third example, in first-quarter 2020 we saw high endpoint IC demand as our inlay partners built inventory ahead of Covid-19, followed by several quarters of depressed demand as those same inlay partners consumed that inventory, followed in first-quarter and second-quarter 2021 by high demand as those same inlay partners deliver into recovering end-user opportunities.

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

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and as a result we have continued investing in new products. In our endpoint IC business, in 2020 we introduced our new Impinj M700, which offers significant performance advantages over other endpoint ICs on the market and which we believe will foster adoption. In our systems business, in 2020 we introduced our new Impinj R700 reader and in 2021 our new Impinj E710, E510 and E310 reader ICs, which likewise offer significant performance advantages over other readers and reader ICs on the market and which we believe will also foster adoption. Despite us being in full production with the M700 and R700 by the end of 2020, Covid-19 impacted 2020 demand for, as well as the speed with which we were able ramp production of, both. In first-half 2021, demand for one of those products, the M700, outstripped our supply, and we expect it to do so again in second-half 2021. We also continue supporting our partners to produce high-performing, high-quality inlays using the technologically advanced M700.

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

Timing and Complexity of Customer Deployments

From 2010 to 2020, our endpoint IC sales volumes increased at a compounded annual growth rate of 25%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020, and first-half 2021. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

Our systems business, at least for our readers and gateways, relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a large North American SC&L provider in connection with a project-based gateway deployment. We did not have comparable new project-based revenue in 2020. As another example, in second-quarter 2021, we generated 13% of our quarterly revenue from a project-based gateway deployment for RAIN-based loss-prevention at a large European retailer.

Finally, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In 2021, due to wafer and component supply shortfalls at many of our suppliers, we anticipate rising costs and delayed supply rather than cost declines. If we are unable to similarly increase our prices, then our operating margins may suffer.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. Historically, the impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be historically lower in the fourth quarter than in the third quarter. We may not see these historical trends hold in 2021 due to the ongoing impacts, both in demand and supply, from Covid-19.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years. Like for our endpoint ICs, we may not see these historical trends to hold in 2021 due to the ongoing impacts, both in demand and supply, from Covid-19.

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

In 2021, we are again experiencing wafer shortages due to both significant worldwide demand from multiple industries and semiconductor foundries reallocating wafer capacity to politically significant industries like automotive. We anticipated a 2021 200mm shortfall in 2020 and, in the depths of the pandemic, both built 200mm wafer inventory and accelerated our investment in 300mm M700 post-processing capacity. Regardless, today’s worldwide semiconductor wafer supply imbalance exceeds our prior expectations, and we exited second-quarter 2021 with very limited 200mm inventory, very tight 200mm and 300mm foundry capacity, and 300mm post-processing capacity that remains insufficient in both capacity and maturity to fully capitalize on the market demand. We are currently focused on managing our 200mm wafer supply, accelerating and maturing our 300mm post-processing capacity, and maximizing our total unit volumes to best support our inlay partners and capture the market opportunity. We were previously focused on carefully navigating the crossover between our declining 200mm inventory and our ecosystem ramping the M700, but with today’s wafer-supply constraints, our focus has shifted to simply maximizing total unit volumes. Looking forward, our foundry partner has signaled tight wafer availability, at least in the older-generation semiconductor nodes we use, well into 2022. We are therefore also focused on maximizing our 2022 wafer availability and total unit volumes in light of anticipated strong endpoint IC demand against that constrained wafer supply.

In our systems business, we are experiencing lengthened packaging lead times for our reader ICs, which negatively impacted our ability to meet reader IC demand in first-half 2021. We expect those packaging delays, and our inability to fully meet demand, to continue through second-half 2021. We also anticipate packaging cost increases, likely for several quarters. We have also experienced and expect to continue experiencing shortages and price increases for the electronic and other components our subcontractors use to build our readers and gateways, impacting current and future reader and gateway availability and costs.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Revenue	$47,268	$26,457	$20,811	$92,516	$74,279	$18,237
Gross profit	$24,777	$12,960	$11,817	$46,758	$34,354	$12,404
Gross margin	52.4%	49.0%	3.4%	50.5%	46.2%	4.3%
Loss from operations	$(8,317)	$(16,270)	$7,953	$(17,189)	$(19,665)	$2,476

Three months ended June 30, 2021 compared with three months ended June 30, 2020

Revenue increased, due primarily to higher endpoint IC and systems revenue compared to the prior year period, when Covid-19 negatively impacted several end markets, including retail, and caused delays in system deployments. Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to prior-year excess and obsolescence charges as well as from current-year leverage on overhead costs given our increased revenue. Loss from operations decreased, due primarily to increased gross profit, offset by increased operating expenses. The increase in operating expenses was due primarily to increased stock-based compensation expense, higher research and development personnel expense and higher product-development costs, offset by the costs we incurred in 2020 from settling the class-action and related derivative lawsuits.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Revenue increased, due primarily to higher endpoint IC and systems revenue compared to the prior year period, when Covid-19 negatively impacted several end markets, including retail, and caused delays in system deployments. Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to prior-year excess and obsolescence charges as well as current-year sales of fully reserved inventory. Loss from operations decreased, due primarily to increased gross profit, offset by increased operating expenses. The increase in operating expenses was due primarily to increased stock-based compensation expense, restructuring charges in first-quarter 2021, higher research and development personnel expenses and higher product-development costs, offset by the costs we incurred in 2020 from settling the class-action and related derivative lawsuits.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Endpoint ICs	$30,784	$18,545	$12,239	$68,866	$52,220	$16,646
Systems	16,484	7,912	8,572	23,650	22,059	1,591
Total revenue	$47,268	$26,457	$20,811	$92,516	$74,279	$18,237

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

Three months ended June 30, 2021 compared with three months ended June 30, 2020

Endpoint IC revenue increased $12.2 million, due primarily to a $17.8 million increase in shipment volumes, partially offset by a $5.6 million decrease in revenue from lower ASPs due to product mix and to a lesser extent, our annual price negotiations. The increase in shipment volumes was due, in part, to prior year volumes being low, a result of Covid-19 which negatively impacted several markets we sell to, including retail, our largest endpoint IC market, as well as growth in our customers’ underlying business.

Systems revenue increased $8.6 million, due primarily to increases of $5.8 million in gateway revenue and $2.6 million in reader revenue. The gateway revenue increase was due primarily to $6.3 million of revenue recognized in second-quarter 2021 from a project-based gateway deployment for RAIN-based loss-prevention at a large European retailer; reader revenue increase was due primarily to higher shipment volumes.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Endpoint IC revenue increased $16.6 million, due primarily to a $24.4 million increase in shipment volumes, partially offset by a $7.7 million decrease in revenue from lower ASPs due to product mix and to a lesser extent, our annual price negotiations. The increase in shipment volumes was due, in part, to prior year volumes being low, a result of Covid-19 which negatively impacted several markets we sell to, including retail, our largest endpoint IC market, as well as growth in our customers’ underlying business.

Systems revenue increased $1.6 million, due primarily to increases of $3.0 million in reader revenue, $934,000 in gateway revenue and $631,000 in NRE revenue, offset by a $3.2 million decrease in reader IC revenue. Reader and gateway revenue increased primarily due to higher shipment volumes; NRE revenue increased due to timing of revenue recognition; and reader IC revenue decreased due primarily to lower shipment volumes caused by packaging delays at our third-party manufacturers, which negatively affected our ability to meet reader IC demand in first-half 2021.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Cost of revenue	$22,491	$13,497	$8,994	$45,758	$39,925	$5,833
Gross profit	$24,777	$12,960	$11,817	$46,758	$34,354	$12,404
Gross margin	52.4%	49.0%	3.4%	50.5%	46.2%	4.3%

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

Three months ended June 30, 2021 compared with three months ended June 30, 2020

Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to prior-year excess and obsolescence charges as well as from current-year leverage on overhead costs given our increased revenue.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to prior-year excess and obsolescence charges and current-year sales of fully reserved inventory.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Research and development	$15,900	$10,661	$5,239	$29,691	$21,718	$7,973

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

Three months ended June 30, 2021 compared with three months ended June 30, 2020

Research and development expense increased $5.2 million, due primarily to increases of $2.9 million in stock-based compensation expense from PSUs due to grant timing as fiscal year 2020 awards were issued in third-quarter 2020 and fiscal year 2021 awards were issued in second-quarter 2021 and increased number of equity grants outstanding, $1.2 million in personnel expenses from higher headcount; and $917,000 in product development costs.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Research and development expense increased $8.0 million, due primarily to increases of $4.0 million in stock-based compensation expense from PSUs due to grant timing as fiscal year 2020 awards were issued in third-quarter 2020 and fiscal year 2021 awards were issued in second-quarter 2021 and increased number of equity grants outstanding, $2.5 million in personnel expenses from higher headcount; and $1.4 million in product-development costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Sales and marketing	$8,196	$6,123	$2,073	$15,841	$13,613	$2,228

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect sales and marketing expense to remain approximately constant on an absolute dollar basis, except for incentive sales compensation which fluctuates as a function of revenue. Expenses associated with our sales and marketing activities related to marketing events requiring travel will continue to fluctuate depending on current and future Covid-19 travel restrictions.

Three months ended June 30, 2021 compared with three months ended June 30, 2020

Sales and marketing expense increased $2 million, due primarily to increases of $1.1 million in stock-based compensation expense from PSUs due to grant timing as fiscal year 2020 awards were issued in third-quarter 2020 and fiscal year 2021 awards were issued in second-quarter 2021 and increased number of equity grants outstanding, $847,000 in personnel expenses from higher commission expense; and increased headcount.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Sales and marketing expense increased $2.2 million, due primarily to increases of $1.6 million in stock-based compensation from PSUs due to grant timing as fiscal year 2020 awards were issued in third-quarter 2020 and fiscal year 2021 awards were issued in second-quarter 2021 and increased number of equity grants outstanding, and $1.1 million in personnel expenses from higher payroll taxes and increased headcount offset by a $340,000 decrease in marketing and advertising expense from reduced spend on tradeshows which continue to be impacted by Covid-19.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
General and administrative	$8,998	$12,446	$(3,448)	$17,152	$18,688	$(1,536)

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

Three months ended June 30, 2021 compared with three months ended June 30, 2020

General and administrative expense decreased $3.5 million, due primarily to a $5.4 million decrease in settlement and related costs, offset by a $1.6 million increase in stock-based compensation expense from PSUs due to grant timing as fiscal year 2020 awards were issued in third-quarter 2020 and fiscal year 2021 awards were issued in second-quarter 2021, and increased number of equity grants outstanding.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

General and administrative expense decreased $1.5 million, due primarily to a $5.4 million decrease in settlement and related costs described above, offset by increases of $2.3 million in stock-based compensation expense from PSUs due to grant timing as fiscal year 2020 awards were issued in third-quarter 2020 and fiscal year 2021 awards were issued in second-quarter 2021, and $1.2 million in professional services, the latter primarily from non-settlement related legal fees.

Restructuring Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Restructuring costs	$—	$—	$—	$1,263	$—	$1,263

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions in our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.2 million for employee termination benefits as well as $50,000 in other associated legal costs for the six months ended June 30, 2021. We substantially completed our restructuring by June 30, 2021. For further information on this restructuring, please refer to Note 12 to our condensed consolidated financial statements included elsewhere in this report.

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Other income (expense), net	$(4)	$126	$(130)	$19	$535	$(516)

Other income (expense), net comprises primarily interest income on our short-term investments.

Other income (expense), net for the three months and six months ended June 30, 2021, decreased from the prior periods due to a decrease in interest rates.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest expense	$525	$1,349	$(824)	$1,050	$2,661	$(1,611)

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three and six months ended June 30, 2021 use the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Income tax expense	$60	$41	$19	$102	$69	$33

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net loss	$(8,906)	$(17,534)	$8,628	$(18,322)	$(21,860)	$3,538
Adjustments:
Other income (expense), net	4	(126)	130	(19)	(535)	516
Interest expense	525	1,349	(824)	1,050	2,661	(1,611)
Income tax expense (benefits)	60	41	19	102	69	33
Depreciation	1,036	1,126	(90)	2,076	2,294	(218)
Stock-based compensation	10,582	4,597	5,985	18,031	9,818	8,213
Restructuring costs	—	—	—	1,263	—	1,263
Settlement and related costs	—	5,359	(5,359)	—	5,359	(5,359)
Adjusted EBITDA	$3,301	$(5,188)	$8,489	$4,181	$(2,194)	$6,375

 Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; amortization of debt discount related to the equity component of our convertible notes prior to the adoption of ASU 2020-06; and prepayment penalty on debt extinguishment. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three and six months ended June 30, 2021 are presented under the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net loss	$(8,906)	$(17,534)	$8,628	$(18,322)	$(21,860)	$3,538
Adjustments:						-
Depreciation	1,036	1,126	(90)	2,076	2,294	(218)
Stock-based compensation	10,582	4,597	5,985	18,031	9,818	8,213
Restructuring costs	—	—	—	1,263	—	1,263
Amortization of debt discount	—	886	(886)	—	1,740	(1,740)
Settlement and related costs	—	5,359	(5,359)	—	5,359	(5,359)
Non-GAAP net income (loss)	$2,712	$(5,566)	$8,278	$3,048	$(2,649)	$5,697

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $112.0 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $58.0 million as of June 30, 2021.

We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Regardless, our future cash requirements will depend on many factors, including growth rate and the timing and extent of our spending to support our capital expenses and research and development efforts. In addition, in connection with any future acquisitions, we may require additional funding which may be in the form of additional debt, equity or equity-linked financing or a combination thereof. We can provide no assurance that any additional financing will be available to us on acceptable terms.

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

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$4,981	$2,809
Net cash provided by investing activities	13,317	24,935
Net cash provided by financing activities	9,241	2,846

 Operating Cash Flows

For the six months ended June 30, 2021, we generated $5.0 million of net cash from operating activities. These net cash proceeds were driven primarily by a $2.5 million working-capital contribution, primarily from lower cash usage for inventory purchases, and $2.5 million of net loss adjusted for non-cash items.

For the six months ended June 30, 2020, we generated $2.8 million of net cash from operating activities. These net cash proceeds were driven primarily by $10.7 million of working capital contribution, partially offset by $7.9 million of net loss adjusted for non-cash items. The working capital contribution was due primarily to higher cash collections in accounts receivable and an increase in accrued liabilities related to the proposed litigation settlement and related costs, partially offset by higher inventory purchases.

Investing Cash Flows

For the six months ended June 30, 2021, we generated $13.3 million of net cash from investing activities. The net cash proceeds were driven primarily by investment maturities of $41.0 million, partially offset by investment and property and equipment purchases of $19.8 million and $7.9 million, respectively.

For the six months ended June 30, 2020, we generated $24.9 million of net cash from investing activities. These net cash proceeds were primarily driven by investment maturities of $31.3 million, partially offset by investment and equipment purchases of $5.1 million and $1.2 million, respectively.

Financing Cash Flows

For the six months ended June 30, 2021, we generated $9.2 million of net cash from financing activities. These net cash proceeds were driven primarily by $9.2 million from stock-options exercises and our employee stock purchase plan.

For the six months ended June 30, 2020, we generated $2.8 million of net cash from financing activities. These net cash proceeds were driven primarily by $3.0 million from stock option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

The following table reflects a summary of our contractual obligations as of June 30, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$95,738	$1,725	$3,450	$3,450	$87,113
Operating lease obligations
Operating lease obligations	21,064	4,962	7,764	6,631	1,707
Sublease income	(2,297)	(1,435)	(862)	—	—
Net operating lease commitments	18,767	3,527	6,902	6,631	1,707
Purchase commitments (2)	18,003	17,138	865	—	—
Total	$132,508	$22,390	$11,217	$10,081	$88,820
(1)	Includes $9.5 million of interest payments due on the 2019 Notes.
(2)	Purchase commitments comprise primarily non-cancelable commitments to purchase $14.9 million of inventory as of June 30, 2021, as well as non-cancelable software license agreements with vendors.

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $112.0 million. Our investments are exposed to market risk due to fluctuations in prevailing interest rates that may reduce the yield on our investments or their fair value. Because our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments, in either case occurring on July 1, 2021 and sustained throughout the period ended June 30, 2022, would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in interest rates.

Our 2019 Notes have a fixed interest rate, thus a hypothetical 100 basis point change in interest rates occurring on July 1, 2021 and sustained throughout the period ended June 30, 2022, would not impact our interest expense under the 2019 Notes.

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

Foreign Currency Exchange Risk

We consider our foreign subsidiaries to be extensions of the U.S. company. The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net, on our condensed consolidated statements of operations. For any of the periods presented, we did not have a material impact from exposure to foreign currency fluctuations. As we grow our operations, our exposure to foreign currency risk will likely become more significant.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2021.

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

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against us. Both we and NXP subsequently filed additional lawsuits against each other. On May 25, 2021, we filed an additional patent infringement suit against NXP. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA, Inc. and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP, Alien and Kiloway; in reader ICs, ST, Phychips, Iotelligent and MagicRF; and in readers and gateways, Alien and Zebra. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

Some of our competitors may devote more resources than we can to the development, promotion, sale and support of their products. Our competitors include companies that have much greater financial, operating, research and development, marketing and other resources than us. These competitors may discount their products to gain market share. In doing so, they could simply accept lower margins, or they could maintain margins by achieving cost savings through better, more efficient designs or production methods. They may also bundle other technologies, including those we do not have in our product portfolio, with their RAIN products.

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

The selling prices of our products could decrease substantially, which could have a material adverse effect on our revenue and gross margins.

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

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. New market requirements can render older products uncompetitive for new opportunities. When demand for older products declines, ASPs may decrease quickly. To profitably sell our products we must continually improve our technology and processes, and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot develop and implement processes or improve efficiencies sufficient to maintain required margins, we may be unable to sell our products profitably.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a majority of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in endpoint IC demand and wafer supply. If demand declines, or if we are unable to procure enough wafers to satisfy the demand we do have, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our existing endpoint ICs, as well as for our new endpoint ICs, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs, readers and gateways. If we fail to establish the benefits of using our endpoint ICs with our platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

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

Currently, certain of our products are experiencing production issues, including but not limited to production delays, insufficient production capacity and component shortages. If we are unable to resolve these issues in a timely manner, or at all, then our operating results will be adversely affected.

When we introduce new, technologically advanced products, our success in ramping adoption depends, in part, on us making these products easy to deploy by our partners and their end customers. For example, for our new M700 endpoint ICs or E710/510/310 reader ICs, we continue supporting our partners to produce high-performing, high-quality products. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

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

The semiconductor industry has frequent periods of capacity shortfall. Many industries, ours included, are experiencing such a shortfall in 2021 due to significant worldwide demand and limited wafer availability at semiconductor foundries reallocating wafer capacity to politically significant industries like automotive. As of second-quarter 2021, worldwide semiconductor wafer supply imbalance has exceeded our expectations and we exited first-quarter 2021 with limited 200mm inventory, tight 200mm and 300mm foundry capacity, and 30mm post-processing capacity that remains insufficient in both capacity and maturity to fully capitalize on the market demand. Our foundry partner has signaled tight wafer availability, at least in the older-generation semiconductor nodes that we use, well into 2022. Absent a significantly higher wafer allocation in 2022 over 2021, and without the benefit of the wafer inventory buffer we had entering 2021, we will be unable to meet 2022 endpoint IC demand, potentially by a significant amount. We also anticipate future shortages and price increases for components we use in readers and gateways, potentially impacting future product availability and/or costs. These shortfalls may decrease sales and cause market-share losses if we are unable to supply enough products and/or our customers purchase competitive products, or alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory. We anticipate future shortages and price increases for components we use in readers and gateways, potentially impacting future product availability and/or costs.

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
•

increased operating costs such as those associated with work-from-home or restricted movement edicts, increased legal and regulatory demands, and increase product costs due to component or production shortfalls;

•	product delays or shortages due to restrictions on our ability, or that of our suppliers, to operate at normal capacity due to movement restrictions or similar limitations;

•	delays in customer pilots which can delay project-based deployments;
•	delays in research and development efforts which can, in turn, delay new product introductions or product enhancements;
•	inability to engage in in-person sales and market activities, which can reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a prolonged work-from-home environment.

With respect to market demand, in 2020, Covid-19 caused widespread venue closures, materially affecting demand for our products. Covid-19 is continuing to impact venues in 2021, with an adverse impact in retail, including retail apparel, where RAIN is widely adopted. Covid-19 may accelerate a long-term shift in consumer behavior away from physical stores which may further reduce demand for our products over the longer term. The extent and duration to which Covid-19 impacts the retail industry and any retailer’s plans with respect to capital expenditures is unclear, as is the extent to which it will impact our product sales.

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

In recent years, the U.S. government has imposed significant tariffs on a variety of items imported other countries, particularly China. China has responded by imposing significant tariffs on a variety of items imported from the United States. Such tariffs could have a material adverse impact on our ability to compete internationally. Although the United States and China signed a preliminary trade agreement in early 2020, the tariffs remain in place as negotiations between the countries continue.

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

Various foreign regulatory or governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in ways that may adversely impact our business. For example, the European Union Court of Justice in October 2015 invalidated the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data-protection laws. The EU-U.S. Privacy Shield, subsequently adopted in 2016 to provide a mechanism for companies to transfer EU personal data to the United States, was also invalidated by the European Union Court of Justice in July 2020. As another example, the European Commission adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR imposes more stringent data-protection requirements than the former regulatory regime in the EU and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. Significant regulatory uncertainty remains surrounding data transfers from the European Economic Area to the United States. In China, we are monitoring legal and government advisory developments regarding cybersecurity-focused legislation for impacts to our business related to cross-border transfer limitations and evolving privacy, security, or data protection requirements. We may be required to change our policies and practices with respect to data transfer and other aspects of our data processing and security, which may be burdensome or involve substantial cost and expense, in an effort to address new and evolving limitations and requirements relating to privacy, security, data storage and data protection.

The United Kingdom, or UK, has enacted legislation that substantially implements the GDPR and which provides for penalties of up to the greater of 4% of worldwide annual revenue and £17.5 million. Following the UK’s exit from the EU, however, which became effective January 31, 2020, with a transition period ending December 31, 2020, significant uncertainty remains regarding matters such as data transfers between the UK, the EU and other jurisdictions. This uncertainty and other developments could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents, and provides for noncompliance penalties of up to $7,500 per violation. In addition, the California Privacy Rights Act, or CPRA, was passed by voters in California’s November 2020 election. The CPRA significantly modifies the CCPA, creating additional obligations with respect to consumer data commencing on January 1, 2022, and going into effect generally on January 1, 2023. Aspects of the CCPA, the CPRA, the GDPR and other laws and regulations relating to privacy, data protection, and security remain unclear as of the date of this report, but these laws and regulations potentially are far reaching. Laws and regulations relating to privacy, data protection and security, and continued evolution of such laws and regulations and their interpretation and enforcement, may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses in an effort to comply. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations may result in actions against us by governmental entities, private claims and litigation, legal and other costs, substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers could slow or halt product shipments or disrupt our ability to manufacture, test or post-process products. In response, we could be forced to transfer our manufacturing, testing and post-processing activities to more stable, and potentially more costly, regions or find alternative suppliers.

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

Risks Relating to Our Relationships with Customers, Channel Partners and End Users

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

End users drive demand for our products but, because we sell our products primarily through channel partners, we are one step removed from those end users and often unable to directly assess their demand. Our channel partners may choose to prioritize selling our competitors’ products over ours, or they may offer products that compete with our products or limit sales of our products. If our channel partners do not sell enough of our products or if they choose to decrease their inventories of our products for any reason, our sales to these channel partners and our revenue will decline.

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

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties potentially collecting personally identifiable information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection. If such concerns increase, or if actual malicious or inadvertent breaches of privacy or theft occur or are perceived to have occurred, then our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability. We may be or be alleged to be subject to contractual or self-regulatory obligations, in addition to legal and regulatory obligations, relating to privacy, data protection and security with respect to RAIN. These actual or asserted obligations may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses. Any failure or perceived failure to comply with any laws, regulations, or contractual or other obligations to which we are or may be asserted to be subject may result in regulatory actions, private claims and litigation, legal and other costs, substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may entail substantial legal and other costs as well as time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

The European Commission, or the EC, has issued guidance to address privacy concerns about RFID. In May 2009, the EC issued a recommendation that retailers in the EU inform their customers when RFID tags are either on or embedded within products. In April 2011, the EC signed a voluntary agreement with private and public entities to develop privacy guidelines for companies using RFID in the EU. While compliance with the guidelines is voluntary, our customers that do business in the EU prefer products that comply with the guidelines. If our RAIN products do not provide the necessary functionality to allow customers to comply with the guidelines then our business may suffer.

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

A breach of security or other security incidents impacting our systems or others used in our business could have an adverse effect on our business.

We use security systems to maintain our facility’s physical and information-technology security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. We face risks of security breaches and incidents from a variety of sources, including viruses, ransomware, hacking, malicious code, and social engineering and other forms of employee or contractor negligence, unintentional acts, or malfeasance. Accidental or willful security breaches or incidents or other unauthorized access to our facilities or information systems could compromise access to and the integrity of this information. The consequences of loss and possible misuse of our proprietary and confidential information, including information relating to individuals, could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing or selling our products, customer allegations of breach of contract, loss or theft of intellectual property, claims and litigation, governmental and regulatory proceedings, and possible fines, penalties and other damages and liabilities, any of which could have a material adverse effect on our business, financial condition, reputation and relationships with customers and partners.

We rely on third-party providers of corporate infrastructure services such as for human resources, electronic communications and financial functions. Additionally, our platform operates in conjunction with, and we are dependent upon, third-party products, services, and components. Consequently, we are dependent on the security systems of these third-party providers. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. These third-party providers also face risks of security breaches or incidents, and our ability to monitor their security is limited. Any security breaches, incidents or other unauthorized access to our service-providers’ systems or viruses, loggers, ransomware or other errors, vulnerabilities, or malfeasant code in their data or software could expose us to loss or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. If there is a security vulnerability, error, ransomware or other bug or malfeasant code in one of these third-party products, services, and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition. We use Solarwinds products, including those compromised by the security breach Solarwinds announced on December 14, 2020. Although we do not believe our system was compromised, and have patched the Solarwinds products, using third-party providers introduces risk of a cyber security incident.

We may incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. In the event of an actual or perceived security breach or incident, we could be required to expend significant capital and other resources to mitigate, notify third parties of, and otherwise address, the breach or incident and its root cause and to take steps to prevent further breaches or incidents. Claims relating to an actual or perceived security breach or incident may not be adequately covered by our insurance and may result in increased insurance costs or insurance not being available to us at all.

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

You should consider our business and its prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving RAIN market. Because this market is new, large and evolving, predicting its growth rate and ultimate size is difficult. The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately gauge our future prospects and forecast our quarterly or annual performance. If sales exceed expectations or if we reduce prices to win a large opportunity or in response to competition, then our revenue and profitability may be positively affected, but gross margins may be negatively affected. If we are unable to obtain semiconductor wafers or electronic components then our sales will decline and our revenue and profitability may be negatively affected. If research analysts or investors view our decisions negatively, the trading price of our common stock could decline.

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

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, with us choosing to build product inventory during the pandemic-induced downturn. In 2021 we see strong demand, at least temporarily, and that demand currently exceeds our available product supply.

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

Risks Relating to Our Financial Reporting and Disclosure

If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, in turn, lead to a decline in the market price of our common stock.

As a public company, we are required to comply with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Stock Market. The Sarbanes-Oxley Act, among other things, requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

For example, under Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. Once we cease to be an emerging growth company and if we are deemed to be an accelerated filer or large accelerated filer for purposes of the Exchange Act, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with these requirements will continue to divert resources and take significant time and effort, and we anticipate that additional resources will be needed to comply with the additional compliance obligations to which we will be subject after we cease to be an “emerging growth company,” which we expect will occur on December 31, 2021.Moreover, we may be unable to successfully complete all of the procedures, certifications and attestation requirements of Section 404 in a timely manner.

Additionally, we have previously identified and reported material weaknesses in our internal controls over financial reporting in prior years, and while these identified material weaknesses have been remediated, there can be no assurance that our remediation will be effective in future periods or prevent other material weaknesses or significant deficiencies in our internal control over financial reporting from arising in the future. We may identify additional material weaknesses in our internal controls over financial reporting in future periods. A material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC and other regulatory authorities.

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

We anticipate that we will cease to be an emerging growth company on December 31, 2021.

We have incurred and, in the future, will incur higher costs by being a public company.

We have incurred significant legal, accounting and other costs associated with public-company reporting requirements. Those costs will increase as we transition to no-longer being an emerging growth company. In addition, our management, accounting and legal personnel need to divert attention from operational and other business matters to devote substantial time to these reporting requirements. In particular, we are incurring significant expenses and devoting substantial effort toward ensuring ongoing compliance with the requirements of Section 404, and we anticipate that these expenses and efforts will increase once we cease to be an emerging growth company and are subject to the requirement under Section 404 that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. We have hired and may need to continue to hire additional accounting and information technology staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

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

Since July 2016, when we sold shares of our common stock in our initial public offering through June 30, 2021, our stock price has ranged from $9.95 to $79.05. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

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

As of June 30, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 29.5% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Impinj, Inc.

Date: July 28, 2021	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)