Form 10-Q
period 2021-09-30
IMPINJ INC
filed 2021-10-27
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, 24,430,926 shares of common stock were outstanding.

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
•

servicing $86.3 million aggregate principal amount 2.00% convertible senior notes due 2026, or the 2019 Notes, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2019 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business; and

•

our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 29.4% of our outstanding common stock as of September 30, 2021, and as a result are able to exercise significant influence over matters subject to stockholder approval.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$65,190	$23,636
Short-term investments	48,153	82,453
Accounts receivable, net	27,045	25,003
Inventory, net	18,434	36,329
Prepaid expenses and other current assets	4,238	3,943
Total current assets	163,060	171,364
Property and equipment, net	28,638	16,531
Operating lease right-of-use assets	12,241	13,761
Other non-current assets	2,573	2,079
Goodwill	3,881	3,881
Total assets	$210,393	$207,616
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$8,439	$10,144
Accrued compensation and employee related benefits	6,283	5,529
Accrued and other current liabilities	3,634	1,468
Current portion of operating lease liabilities	3,990	3,641
Current portion of long-term debt	84,140	—
Current portion of deferred revenue	729	6,811
Total current liabilities	107,215	27,593
Long-term debt, net of current portion	—	54,556
Operating lease liabilities, net of current portion	12,843	15,266
Other long-term liabilities	804	805
Deferred revenue, net of current portion	253	277
Total liabilities	121,115	98,497
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 24,409 and 23,350 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	24	23
Additional paid-in capital	431,727	423,759
Accumulated other comprehensive income	(3)	3
Accumulated deficit	(342,470)	(314,666)
Total stockholders' equity	89,278	109,119
Total liabilities and stockholders' equity	$210,393	$207,616

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$45,193	$28,196	$137,709	$102,475
Cost of revenue	22,180	14,824	67,938	54,749
Gross profit	23,013	13,372	69,771	47,726
Operating expenses:
Research and development	16,789	11,901	46,480	33,619
Sales and marketing	8,736	6,964	24,577	20,577
General and administrative	9,860	7,527	27,012	26,215
Restructuring costs	—	—	1,263	—
Total operating expenses	35,385	26,392	99,332	80,411
Loss from operations	(12,372)	(13,020)	(29,561)	(32,685)
Other income, net	2	49	21	584
Interest expense	(526)	(1,360)	(1,576)	(4,021)
Loss before income taxes	(12,896)	(14,331)	(31,116)	(36,122)
Income tax expense	(28)	(15)	(130)	(84)
Net loss	$(12,924)	$(14,346)	$(31,246)	$(36,206)

Net loss per share — basic and diluted	$(0.53)	$(0.63)	$(1.30)	$(1.60)
Weighted-average shares outstanding — basic and diluted	24,330	22,931	24,040	22,686

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(12,924)	$(14,346)	$(31,246)	$(36,206)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(7)	(46)	(6)	(22)
Total other comprehensive loss	(7)	(46)	(6)	(22)
Comprehensive loss	$(12,931)	$(14,392)	$(31,252)	$(36,228)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(31,246)	$(36,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,171	3,402
Stock-based compensation	28,951	15,501
Accretion of discount or amortization of premium on short-term investments	694	85
Amortization of debt issuance costs and debt discount	283	2,719
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	6,005
Inventory	17,895	(3,829)
Prepaid expenses and other assets	(758)	(1,637)
Deferred revenue	(6,106)	449
Accounts payable	(1,831)	2,608
Accrued compensation and employee related benefits	754	(1,797)
Operating lease right-of-use assets	2,218	2,029
Operating lease liabilities	(2,772)	(2,509)
Accrued and other liabilities	1,196	(372)
Net cash provided by (used in) operating activities	10,407	(13,552)
Investing activities:
Purchases of investments	(36,431)	(57,298)
Proceeds from maturities of investments	70,000	41,675
Purchases of property and equipment	(14,181)	(2,336)
Net cash provided by (used in) investing activities	19,388	(17,959)
Financing activities:
Principal payments on finance lease obligations	(2)	(240)
Proceeds from exercise of stock options and employee stock purchase plan	11,761	4,916
Net cash provided by financing activities	11,759	4,676
Net increase (decrease) in cash and cash equivalents	41,554	(26,835)
Cash and cash equivalents
Beginning of period	23,636	66,898
End of period	$65,190	$40,063

Supplemental disclosure of cashflow information:
Cash paid for interest	$863	$858
Purchases of property and equipment not yet paid	2,173	544

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	702	1	8,523	—	—	8,524
Stock-based compensation	—	—	7,449	—	—	7,449
Net loss	—	—	—	(9,416)	—	(9,416)
Balance at March 31, 2021	24,052	$24	$406,988	$(320,640)	$3	$86,375
Issuance of common stock	202	—	719	—	—	719
Stock-based compensation	—	—	10,582	—	—	10,582
Net loss	—	—	—	(8,906)	—	(8,906)
Other comprehensive loss	—	—	—	—	1	1
Balance at June 30, 2021	24,254	24	418,289	(329,546)	4	88,771
Issuance of common stock	155	—	2,518	—	—	2,518
Stock-based compensation	—	—	10,920	—	—	10,920
Net loss	—	—	—	(12,924)	—	(12,924)
Other comprehensive loss	—	—	—	—	(7)	(7)
Balance at September 30, 2021	24,409	$24	$431,727	$(342,470)	$(3)	$89,278

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	22,217	$22	$387,926	$(262,743)	$34	$125,239
Issuance of common stock	460	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,221	—	—	5,221
Net loss	—	—	—	(4,326)	—	(4,326)
Other comprehensive income	—	—	—	—	71	71
Balance at March 31, 2020	22,677	$23	$395,160	$(267,069)	$105	$128,219
Issuance of common stock	109	—	1,015	—	—	1,015
Stock-based compensation	—	—	4,597	—	—	4,597
Net loss	—	—	—	(17,534)	—	(17,534)
Other comprehensive loss	—	—	—	—	(47)	(47)
Balance at June 30, 2020	22,786	23	400,772	(284,603)	58	116,250
Issuance of common stock	215	—	1,887	—	—	1,887
Stock-based compensation	—	—	5,683	—	—	5,683
Net loss	—	—	—	(14,346)	—	(14,346)
Other comprehensive loss	—	—	—	—	(46)	(46)
Balance at September 30, 2020	23,001	$23	$408,342	$(298,949)	$12	$109,428

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for our convertible notes due 2026, or the 2019 Notes, on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. Interest expense decreased for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020, respectively, as we no longer separate an equity component of the 2019 Notes and incurred amortization of debt discount. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption. We use the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share for the three and nine months ended September 30, 2021, upon adoption of this guidance.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, are presented under ASU 2020-06, while comparative prior reporting periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$51,851	$—	$51,851	$12,425	$—	$12,425
Total cash equivalents	51,851	—	51,851	12,425	—	12,425
Short-term investments:
U.S. government agency securities	—	5,017	5,017	—	20,293	20,293
Corporate notes and bonds	—	14,172	14,172	—	13,185	13,185
Commercial paper	—	16,482	16,482	—	23,983	23,983
Treasury bill	—	5,000	5,000	—	24,992	24,992
Asset-backed securities	—	7,482	7,482	—	—	—
Total short-term investments	—	48,153	48,153	—	82,453	82,453
Total	$51,851	$48,153	$100,004	$12,425	$82,453	$94,878

We did not have any Level 3 assets or did not measure any liabilities at fair value as of September 30, 2021 or December 31, 2020. The gross unrealized gains or losses on cash equivalents and short-term investments as of September 30, 2021 or December 31, 2020 were not material.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$5,047	$5,275
Work-in-process	7,223	9,815
Finished goods	6,164	21,239
Total inventory	$18,434	$36,329

For the three and nine months ended September 30, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 2.0% and 1.4% respectively. These sales occurred primarily in the first and third quarters and were primarily endpoint integrated circuits (“ICs”) included in the excess and obsolescence charge noted below and, to a lesser extent, readers. For the nine months ended September 30, 2020, we recorded inventory excess and obsolescence charges which had an unfavorable net gross margin impact of 3.2%. Inventory excess and obsolescence charges to gross margin were not material for the three months ended September 30, 2020.

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2020	3,061
Granted	10
Exercised	(453)
Forfeited or expired	(57)
Outstanding at September 30, 2021	2,561
Vested and exercisable at September 30, 2021	1,676

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

On April 12, 2021 and May 20, 2021, we granted a total of 83,750 shares of MSUs, to certain executives. The MSUs are eligible to vest based on our total stockholder return (“TSR”) relative to the TSR of the constituents comprising the S&P Semiconductor Select Industry Index over two measurement periods. Half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2022, and half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2023. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. The aggregate grant-date fair value of these shares was estimated to be $6.4 million using the Monte Carlo simulation valuation method.

The following table summarizes activity for RSUs, PSUs, and MSUs, for the nine months ended September 30, 2021 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2020	836	—	251
Granted	654	84	265
Vested	(264)	—	(241)
Forfeited	(34)	—	(13)
Outstanding at September 30, 2021	1,192	84	262

We recorded $716,000 and $1.3 million of stock-based compensation expense related to the MSUs for the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$506	$212	$1,266	$595
Research and development expense	4,610	2,088	12,288	5,749
Sales and marketing expense	2,617	1,451	6,739	4,023
General and administrative expense	3,187	1,932	8,658	5,134
Total stock-based compensation expense	$10,920	$5,683	$28,951	$15,501

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $28.9 million of inventory as of September 30, 2021.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2021 and December 31, 2020, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, former chief operating officer, former chief financial officer and certain of our directors. We were a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants. Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, were premised on many of the factual allegations asserted in the since settled federal and state securities class actions and alleged that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions included claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these derivative actions until resolution of the pending federal securities class actions described above.

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

In February 2020, NXP filed inter partes review, or IPR, petitions with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office, or PTAB, against 12 of the originally asserted 26 patents, including the six patents asserted in the amended complaint. In August and September of 2020, the PTAB declined to institute review of four of the six patents at issue. On October 27, 2020, we filed a second amended complaint removing without prejudice the two of the six patents against which the PTAB instituted IPRs, leaving four patents in suit.

On September 24, 2020, the Court lifted the stay on two of the four patents in suit, and on July 23, 2021, the Court held a claim construction hearing for eight disputed claim terms in those two patents. On September 16, 2021, the Court issued an order rejecting all of NXP’s positions and adopting most of Impinj’s positions relating to those disputed claim terms.

On August 26, 2021, Impinj moved to add NXP’s latest family of integrated circuit products, UCODE9, to the suit. After initially objecting to the motion, NXP later dropped its opposition and the Court entered an order adding UCODE9 to Impinj’s patent infringement lawsuit.

On September 3, 2021, the Court lifted the stay on the other two of the four patents in suit and scheduled a claim construction hearing for those two patents on March 4, 2022. As of now, no trial date has been set for this case.

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

On December 11, 2020, we also moved to stay the case with respect to six of the eight patents in suit pending final resolution of petitions that we filed for IPR review by the PTAB. On February 12, 2021, the Court granted our motion to stay the case as to these six patents. The PTAB instituted IPRs on two of the six challenged patents but denied them on the other four. The Court subsequently removed the stay on the four against which IPRs were not instituted.

On March 9, 2021, we moved for summary judgment of noninfringement on the four patents to which we assert a license, including the two patents that were not subject to a stay. That motion was fully briefed and is pending. On July 28, 2021, the Court deferred ruling on our motion for summary judgment pending further discovery. On September 17, 2021, the Court struck all scheduled dates for the case pending reassignment to a new judge. The Court has not yet re-assigned the case or set a new schedule.

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

On July 26, 2021, NXP filed an answer to our complaint and counterclaimed that we infringe nine patents, one of which NXP owns and eight of which NXP recently exclusively licensed from a third party.

A claim construction hearing has been tentatively scheduled for January 31, 2022, with general fact discovery to open on February 1, 2022. A dispositive motion deadline has been tentatively scheduled for November 15, 2022, with a trial date of February 21, 2023.

NXP Patent Infringement Claims Against Impinj in China

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP asserts that certain of our products infringe three Chinese patents owned by NXP, which closely correspond to three of the eight U.S. patents NXP has already asserted in U.S. District Court described above. The plaintiffs are seeking, among other things, past damages, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. Impinj Shanghai objected to the jurisdiction of the Shanghai Intellectual Property Court and filed a motion to stay the proceedings. The jurisdictional challenge was rejected by the Shanghai court in March 2021; a subsequent appeal filed by Impinj Shanghai was denied before the IP Tribunal of the Supreme People’s Court in third-quarter 2021. Impinj, Inc. was formally served in July 2021, officially adding Impinj, Inc. to the suit. Impinj Shanghai also filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA. In July 2021, the CNIPA issued decisions upholding the validity of the three Chinese patents. In October 2021, Impinj Shanghai has filed for review of all of the CNIPA decisions by the Beijing Intellectual Property Court. The Court has set a trial date of May 22, 2022 for all three patents.

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

The 2019 Notes are convertible at an initial conversion rate of 28.9415 shares of our common stock per $1,000 principal amount of the 2019 Notes, which is equal to an initial conversion price of approximately $34.55 per share of our common stock, subject to adjustment under certain circumstances in accordance with the indenture. Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2019 Notes may convert all or a portion of their 2019 Notes under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ended March 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The last reported sale price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2021. Accordingly, the 2019 Notes are convertible at the option of the holders as of September 30, 2021. The “if-converted value” exceeded the principal amounts by $56.4 million based the closing price of our common stock of $57.13 as of September 30, 2021.

We incurred $2.8 million in issuance costs for the 2019 Notes which is amortized to interest expense over the respective term of the 2019 Notes using the effective interest rate method.

The effective interest rate on the 2019 Notes is 2.50%. As of September 30, 2021, we have $508,000 of accrued interest related to the 2019 Notes included in accrued liabilities on our condensed consolidated balance sheet.

The following table presents the interest expense related to the 2019 Notes for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt discount (1)	$—	$897	$—	$2,637
Amortization of debt issuance costs	95	30	282	83
Cash interest expense	431	433	1,294	1,301
Total interest expense	$526	$1,360	$1,576	$4,021

(1) We adopted ASU 2020-06 on January 1, 2021 using modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer incurred amortization of debt discount related to the 2019 Notes for the three and nine months ended September 30, 2021. For further information on adoption of ASU 2020-06, please refer to Note 1.

Our estimated fair value of the 2019 Notes was $158.3 million and $118.7 million as of September 30, 2021 and December 31, 2020, respectively, which we determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 2.

The following table presents the outstanding principal amount and carrying value of the 2019 Notes as of the date presented (in thousands):

	September 30, 2021	December 31, 2020
Outstanding principal amount	$86,250	$86,250
Unamortized debt discount and debt issuance costs (1)	(2,110)	(31,694)
Carrying value	$84,140	$54,556

(1) We adopted ASU 2020-06 on January 1, 2021 using modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer had unamortized debt discount related to the equity component of the 2019 Notes as of September 30, 2021. For further information on adoption of ASU 2020-06, please refer to Note 1.

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

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs(a)
Single lease costs	$1,038	$1,043	$3,114	$3,089
Variable lease costs	469	428	1,436	1,311
Sublease income(b)	(475)	(475)	(1,425)	(1,425)
Total operating lease costs	$1,032	$996	$3,125	$2,975

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that we sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$3,668	$3,561
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$698	$—

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	4.6	5.3
Weighted-average discount rate	6.7%	6.9%

The following table presents future lease payments under operating leases as of September 30, 2021 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2021	$1,231	$(359)	$872
2022	5,018	(1,457)	3,561
2023	3,573	(123)	3,450
2024	3,289	—	3,289
2025	3,315	—	3,315
Thereafter	3,415	—	3,415
Total lease payments	$19,841	$(1,939)	$17,902
Less: Imputed interest	(3,008)
Present value of lease liabilities	16,833
Less: Current portion of lease liabilities	3,990
Lease liabilities, net of current portion	$12,843

Note 8. Net Loss Per Share

We used the treasury stock method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the three and nine months ended September 30, 2020. Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the three and nine months ended September 30, 2021.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,924)	$(14,346)	$(31,246)	$(36,206)
Denominator:
Weighted-average shares outstanding — basic and diluted	24,330	22,931	24,040	22,686
Net loss per share — basic and diluted	$(0.53)	$(0.63)	$(1.30)	$(1.60)

The following table presents the outstanding shares of our common stock equivalents and the potential dilutive effect of the conversion of the 2019 Notes excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2021	2020
Stock options	2,561	3,419
RSUs, MSUs, and PSUs	1,538	1,127
Employee stock purchase plan shares	42	72
2019 Notes	2,496	—

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Endpoint ICs	$31,960	$21,586	$100,826	$73,806
Systems	13,233	6,610	36,883	28,669
Total revenue	$45,193	$28,196	$137,709	$102,475

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020, included a $6.0 million advance payment for a system order, which we recognized as revenue for the nine months ended September 30, 2021.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$7,088	$764
Deferral of revenue	956	1,086
Recognition of deferred revenue	(7,062)	(637)
Balance at end of period	$982	$1,213

We recognized $6.7 million of revenue related to amounts included in deferred revenue as of December 31, 2020 for the nine months ended September 30, 2021. We recognized $411,000 of revenue related to amounts included in deferred revenue as of December 31, 2019 for the nine months ended September 30, 2020.

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. We recognized $135,000 and $384,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and nine months ended September 30, 2021, respectively. We recognized $134,000 and $315,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and nine months ended September 30, 2020, respectively.

Note 12. Restructuring

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions within our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.2 million for employee termination benefits as well as $50,000 in other associated costs for legal expenses for the nine months ended September 30, 2021. We substantially completed our restructuring by June 30, 2021.

A summary of accrued restructuring costs as of September 30, 2021, is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs	$1,213	$50	$1,263
Cash payments	(1,080)	(50)	(1,130)
Accrued restructuring costs as of September 30, 2021	$133	$—	$133

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the impact of Covid-19, including on macroeconomic conditions, supply chains and our business, results of operations and financial condition;
•	our future financial performance, including our average selling prices, gross margins, liquidity and capital resources, as well as future macroeconomic conditions;
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

For our endpoint IC business, forecasting was already difficult without Covid-19, because we sell our ICs to inlay partners and therefore have limited visibility to end-user demand. The myriad uncertainties that Covid-19 introduced, and continues introducing, especially at retail end users, has exacerbated that forecasting difficulty. Covid-19’s impact has been further complicated by countries vaccinating and reopening at different rates and with varying levels of effectiveness, with some seemingly able to manage the transition and others not. Covid-19 also caused long-term shifts, many negative, in other industries important to us, such as aviation and sports. Even in supply chain and logistics, or SC&L, which saw shipment volumes surge in the depths of Covid-19, end users had been reticent to deploy new technologies.

We built endpoint IC inventory through much of 2020, anticipating tight 200mm wafer foundry capacity ahead of our transition to our 300mm M700 product family. We introduced our new Impinj M700 in 2020 and, although it was in production by the end of 2020, we initially saw a slower demand ramp than we expected. Beginning in fourth-quarter 2020, with a return to some semblance of post Covid-19 normalcy, demand for all our endpoint ICs, including our M700, has increased dramatically. Worldwide IC wafer demand has also increased, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 wafer supply and post-processing capacity. In the second and third quarters we moderated that inventory burndown, stretching our IC supply to our partners and market but constraining our ability to fully capitalize on the increased endpoint IC demand. Despite that moderation, by end of third-quarter 2021 we had mostly consumed that prebuilt inventory.

For our systems business, Covid-19 delayed pilots and deployments throughout 2020. These delays were due in some cases to businesses being closed by local regulations and in others by businesses reducing or deferring capital expenditures. Some end users accelerated their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases, Covid-19 delayed deployments for reasons of health and safety, product and labor availability, and store closures. We also saw our distributors normalize their inventory to match Covid-19 demand levels. Like for our endpoint ICs, we built inventory during the pandemic. Also like for our endpoint ICs, we didn’t build enough. Today, we see increased systems demand but packaging delays and packaging price increases causing short supply of our reader ICs, low inventory levels at our distributors, and price increases and component shortfalls for analog, specialized logic, and memory chips constraining reader and gateway supply. Consequently, like for our endpoint ICs, our ability to capitalize on the increased systems demand is constrained.

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

Recently, a resurgence of Covid-19 in geographies where our manufacturing subcontractors are located has caused governments to reinstitute mandatory factory staff reductions, facility closures or both, periodically impacting our endpoint IC and systems production and our ability to ship products.

Covid-19 travel restrictions adversely affected our business by slowing new-product launches and typical sales activities, and those activities remain restricted. We previously anticipated that second half 2021 would bring a return to some semblance of travel and sales normalcy, but for the most part our third-quarter anticipations were not met. Looking forward, there is no assurance that Covid-19’s impact on our employees or business activities will return to normal in the fourth quarter. Our compliance with legal and regulatory requirements related to Covid-19 may subject us to future challenges, particularly as requirements evolve.

Despite ongoing uncertainties related to Covid-19, we continue investing in research and development and long-term RAIN opportunities. Although we plan to continue making these investments in fourth-quarter 2021 and into 2022, we may, depending on the business environment, choose to slow or suspend our investments, potentially impairing our ability to meet our long-term strategic objectives.

Covid-19 negatively impacted our results of operations, cash flows and financial position in 2020. It caused supply and travel disruptions in 2021. We expect it to continue disrupting our business in 2022, in ways that are difficult for us to predict. Given the ongoing uncertainty over Covid-19’s epidemiological, economic and operational impacts we cannot reasonably estimate the extent or duration of Covid-19’s continuing impact on our business. The extent to which Covid-19 impacts our future results will depend on developments that are unpredictable, including the actions we and others take in response to Covid-19.

For more information on Covid-19’s impact on our business, please refer to Part II, Item 1A (Risk Factors) of this report.

Investing in Growth

We have invested in, and plan to continue investing in, research and development to enhance and extend our platform, including enhancing existing products, introducing new products and tightening the platform linkages between our products. Although we sell our products into many end markets, relying significantly on our partner channel, we are today focusing particular attention on retail self-checkout and loss prevention and SC&L portal and conveyor opportunities.

Most of our investments precede any sales benefits from the investments and, in some instances, we may never see any benefits if the market is not receptive to our product or sales approach, product development is late or fails, or for other causes. We sometimes enter into arrangements with end users, suppliers or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some instances we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of an investment is almost always uncertain, and if our results do not meet expectations then our operating results, profitability and stock price may be adversely affected.

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

The pace and scope of end-user adoption, slowed in 2020 by Covid-19, remains uncertain today, potentially causing large fluctuations in our operating results. For a first historical example of the potential impact of those fluctuations, in 2015 and 2016 several major retailers commenced deployments that significantly increased our endpoint IC sales, lengthening our product lead times. In 2017 we invested in endpoint IC inventory to reduce those lead times, but in second-half 2017 the endpoint IC growth rate slowed, we believe due primarily to delays in new deployments at several large retailers. That decelerating growth rate engendered an endpoint IC channel inventory correction that negatively impacted our operating results for several subsequent quarters. For a second historical example, in late 2018 and in 2019 a large North American logistics provider purchased and deployed significant quantities of our gateways, positively impacting our operating results for several quarters, then transitioned to an operational phase in first-half 2020, reducing our gateway sales. For a third historical example, in first-quarter 2020 we saw high endpoint IC demand as our inlay partners built inventory ahead of Covid-19, followed by several quarters of depressed demand as those same inlay partners consumed that inventory, followed by high demand in 2021 as those same inlay partners deliver into recovering end-user opportunities.

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

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and as a result we have continued investing in new products. In our endpoint IC business, in 2020 we introduced our new Impinj M700, which offers significant performance advantages over other endpoint ICs on the market and which we believe will foster adoption. In our systems business, in 2020 we introduced our new Impinj R700 reader and in 2021 our new Impinj E710, E510 and E310 reader ICs, which likewise offer significant performance advantages over other readers and reader ICs on the market and which we believe will also foster adoption. For the first three quarters of 2021, demand for the M700 outstripped our supply, and we expect it to do so again in fourth-quarter 2021. We continue supporting our partners to produce high-performing, high-quality inlays using the technologically advanced M700, and our systems partner introducing high-performing readers and solutions using the Impinj E710, E510 and E310 reader ICs and R700 readers.

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

Timing and Complexity of Customer Deployments

From 2010 to 2020, our endpoint IC sales volumes increased at a compounded annual growth rate of 25%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020, and the first three quarters of 2021. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

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

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In 2021, due to wafer and component supply shortfalls at many of our suppliers, we have experienced increasing rather than decreasing costs for both endpoint ICs and systems. In October 2021, we began raising prices to offset the impact of those increased costs. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect margins to be volatile based on product mix and the timing of our price changes.

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

In 2021, we are again experiencing wafer shortages due to both significant worldwide demand from multiple industries and semiconductor foundries reallocating wafer capacity to politically significant industries like automotive. We anticipated a 2021 200mm shortfall in 2020 and, in the depths of the pandemic, both built 200mm wafer inventory and accelerated our investment in 300mm M700 post-processing capacity. Regardless, today’s worldwide semiconductor wafer supply imbalance exceeds our prior expectations, and we exited third quarter 2021 with very limited 200mm inventory, very tight 200mm and 300mm foundry capacity, and 300mm post-processing capacity that remains insufficient in both capacity and maturity to fully capitalize on the market demand. We are currently focused on managing our 200mm wafer supply, accelerating and maturing our 300mm post-processing capacity, and maximizing our total unit volumes to best support our inlay partners and capture the market opportunity. We were previously focused on carefully navigating the crossover between our declining 200mm inventory and our ecosystem ramping the M700, but with today’s wafer-supply constraints, our focus is simply maximizing total unit volumes. Looking forward, our foundry partner has signaled tight wafer availability, at least in the older-generation semiconductor nodes we use, well into 2022. We are therefore also focused on maximizing our 2022 wafer availability and total unit volumes in light of anticipated strong endpoint IC demand against that constrained wafer supply. We have sufficient wafer supply commitments through at least mid-2022, but our supply in subsequent periods is less certain. Any inability to obtain sufficient wafer supply at reasonable prices or at all would negatively impact our operating results and prospects.

In our systems business, we experienced lengthened packaging lead times for our reader ICs, which negatively impacted our ability to meet reader IC demand for the first three quarters of 2021. We expect those lengthened lead times, and our ability to meet demand, to stabilize in first-quarter 2022. At the same time, we anticipate reader IC cost increases, at least for several quarters. We have also experienced and expect to continue experiencing shortages and price increases for the electronic and other components our subcontractors use to build our readers and gateways, impacting current and future reader and gateway availability and costs.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Revenue	$45,193	$28,196	$16,997	$137,709	$102,475	$35,234
Gross profit	$23,013	$13,372	$9,641	$69,771	$47,726	$22,045
Gross margin	50.9%	47.4%	3.5%	50.7%	46.6%	4.1%
Loss from operations	$(12,372)	$(13,020)	$648	$(29,561)	$(32,685)	$3,124

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Revenue increased, due primarily to higher endpoint IC and systems revenue compared to the prior year period, when Covid-19 negatively impacted several end markets, including retail, and caused delays in system deployments. Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to current year-sales of fully reserved inventory and product mix with higher-margin systems revenue representing a greater portion of our total revenue. Loss from operations remained comparable to the prior period due to increased gross profit offset by increased operating expenses. The increase in operating expenses was due primarily to increased stock-based compensation expense, higher research and development and sales and marketing personnel expenses, higher product-development costs, higher infrastructure costs and increased non-settlement related legal fees.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Revenue increased, due primarily to higher endpoint IC and systems revenue compared to the prior year period, when Covid-19 negatively impacted several end markets, including retail, and caused delays in system deployments. Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to prior-year excess and obsolescence charges as well as current-year sales of fully reserved inventory. Loss from operations decreased, due primarily to increased gross profit, offset by increased operating expenses. The increase in operating expenses was due primarily to increased stock-based compensation expense, restructuring charges in first-quarter 2021, higher research and development and sales and marketing personnel expenses, and higher product-development costs, offset by an overall decrease in settlement and related costs and non-settlement related legal fees.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Endpoint ICs	$31,960	$21,586	$10,374	$100,826	$73,806	$27,020
Systems	13,233	6,610	6,623	36,883	28,669	8,214
Total revenue	$45,193	$28,196	$16,997	$137,709	$102,475	$35,234

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

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Endpoint IC revenue increased $10.4 million, due primarily to a $13.2 million increase in shipment volumes, partially offset by a $2.8 million decrease in revenue from lower ASPs due to product mix and to a lesser extent, our annual price negotiations. The increase in shipment volumes was due, in part, to prior year volumes being low, a result of Covid-19 which negatively impacted several markets we sell to, including retail, our largest endpoint IC market, as well as growth in our customers’ underlying business.

Systems revenue increased $6.6 million, due primarily to an increase of $5.9 million in reader revenue. The reader revenue increase was due to increased shipment volumes as well as higher ASPs.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Endpoint IC revenue increased $27 million, due primarily to an increase of $38.0 million in shipment volumes, partially offset by a $11.0 million decrease in revenue from lower ASPs due to product mix and to a lesser extent, our annual price negotiations. The increase in shipment volumes was due, in part, to prior year volumes being low, a result of Covid-19 which negatively impacted several markets we sell to, including retail, our largest endpoint IC market, as well as growth in our customers’ underlying business.

Systems revenue increased $8.2 million, due primarily to increases of $8.8 million in reader revenue and $586,000 in NRE revenue, offset by a $1.5 million decrease in reader IC revenue. Reader and gateway revenue increased primarily due to higher shipment volumes; NRE revenue increased due to timing of revenue recognition; and reader IC revenue decreased due primarily to lower shipment volumes caused by packaging delays at our third-party manufacturers, which negatively affected our ability to meet reader IC demand for the first three quarters of 2021.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	2021	2020	Change
Cost of revenue	$22,180	$14,824	$7,356	$67,938	$54,749	$13,189
Gross profit	$23,013	$13,372	$9,641	$69,771	$47,726	$22,045
Gross margin	50.9%	47.4%	3.5%	50.7%	46.6%	4.1%

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

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to current-year sales of fully reserved inventory, positive revenue mix with systems representing a larger portion of our revenue as well as an increase in underlying product margins.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Gross profit increased, due primarily to higher endpoint IC and systems revenue. Gross margin increased, due primarily to prior-year excess and obsolescence charges and current-year sales of fully reserved inventory.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Research and development	$16,789	$11,901	$4,888	$46,480	$33,619	$12,861

Research and development expense comprises primarily personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; product development costs which include external consulting and service costs, prototype materials and other new-product development costs; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we focus on new product development and introductions.

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Research and development expense increased $4.9 million, due primarily to increases of $2.5 million in stock-based compensation expense related to PSU grant timing and, to a lesser extent, an increased number of equity grants outstanding. Other major factors driving the increase included $1.1 million in personnel expenses from higher headcount and $820,000 in product development costs.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Research and development expense increased $12.9 million, due primarily to increases of $6.5 million in stock-based compensation expense related to PSU grant timing and, to a lesser extent, an increased number of equity grants outstanding. Other major factors driving the increase included $3.6 million in personnel expenses from higher headcount, $2.2 million in product-development costs and $550,000 in infrastructure costs.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Sales and marketing	$8,736	$6,964	$1,772	$24,577	$20,577	$4,000

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

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Sales and marketing expense increased $1.8 million, due primarily to increases of $1.2 million in stock-based compensation expense related to PSU grant timing and, to a lesser extent, an increased number of equity grants outstanding. Another major factor driving the increase included $480,000 in personnel expenses from higher commissions.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Sales and marketing expense increased $4.0 million, due primarily to increases of $2.7 million in stock-based compensation expense related to PSU grant timing and, to a lesser extent, an increased number of equity grants outstanding. Other major factors driving the increase included $1.6 million in personnel expenses from higher payroll taxes and commissions, offset by a $317,000 decrease in marketing and advertising expense from reduced spend on tradeshows which continue to be impacted by Covid-19.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
General and administrative	$9,860	$7,527	$2,333	$27,012	$26,215	$797

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

Three months ended September 30, 2021 compared with three months ended September 30, 2020

General and administrative expense increased $2.3 million, due primarily to a $1.5 million increase in non-settlement related legal fees and a $1.3 million increase in stock-based compensation expense related to PSU grant timing and, to a lesser extent, an increased number of equity grants outstanding.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

General and administrative expense increased $797,000, due primarily to decreases of $5.4 million in settlement and related costs and $1.4 million in contractors fees, offset by increases of $3.7 million primarily in non-settlement related legal fees, $3.5 million in stock-based compensation expense related to PSU grant timing and, to a lesser extent, an increased number of equity grants outstanding, as well as $600,000 in personnel expenses.

Restructuring Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Restructuring costs	$—	$—	$—	$1,263	$—	$1,263

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions in our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.2 million for employee termination benefits as well as $50,000 in other associated legal costs for the nine months ended September 30, 2021. We substantially completed our restructuring by June 30, 2021. For further information on this restructuring, please refer to Note 12 to our condensed consolidated financial statements included elsewhere in this report.

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Other income, net	$2	$49	$(47)	$21	$584	$(563)

Other income, net comprises primarily interest income on our short-term investments.

Other income, net for the three months and nine months ended September 30, 2021, decreased from the prior periods due to a decrease in interest rates.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest expense	$526	$1,360	$(834)	$1,576	$4,021	$(2,445)

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our long-term debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three and nine months ended September 30, 2021 use the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Income tax expense	$28	$15	$13	$130	$84	$46

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net loss	$(12,924)	$(14,346)	$1,422	$(31,246)	$(36,206)	$4,960
Adjustments:
Other income, net	(2)	(49)	47	(21)	(584)	563
Interest expense	526	1,360	(834)	1,576	4,021	(2,445)
Income tax expense	28	15	13	130	84	46
Depreciation	1,095	1,108	(13)	3,171	3,402	(231)
Stock-based compensation	10,920	5,683	5,237	28,951	15,501	13,450
Restructuring costs	—	—	—	1,263	—	1,263
Settlement and related costs	—	—	—	—	5,359	(5,359)
Adjusted EBITDA	$(357)	$(6,229)	$5,872	$3,824	$(8,423)	$12,247

 Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; amortization of debt discount related to the equity component of our convertible notes prior to the adoption of ASU 2020-06; and prepayment penalty on debt extinguishment. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three and nine months ended September 30, 2021 are presented under the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net loss	$(12,924)	$(14,346)	$1,422	$(31,246)	$(36,206)	$4,960
Adjustments:						-
Depreciation	1,095	1,108	(13)	3,171	3,402	(231)
Stock-based compensation	10,920	5,683	5,237	28,951	15,501	13,450
Restructuring costs	—	—	—	1,263	—	1,263
Amortization of debt discount	—	897	(897)	—	2,637	(2,637)
Settlement and related costs	—	—	—	—	5,359	(5,359)
Non-GAAP net income (loss)	$(909)	$(6,658)	$5,749	$2,139	$(9,307)	$11,446

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $113.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper and money market funds. We had working capital of $55.8 million as of September 30, 2021.

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

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$10,407	$(13,552)
Net cash provided by (used in) investing activities	19,388	(17,959)
Net cash provided by financing activities	11,759	4,676

 Operating Cash Flows

For the nine months ended September 30, 2021, we generated $10.4 million of net cash from operating activities. These net cash proceeds were driven primarily by a $8.5 million working-capital contribution, primarily from lower cash usage for inventory purchases, and $1.9 million of net loss adjusted for non-cash items.

For the nine months ended September 30, 2020, we used $13.6 million of net cash for operating activities. This net cash usage was driven primarily by $14.5 million of net loss adjusted for non-cash items, partially offset by $947,000 of working capital contribution. The working capital contribution was due primarily to higher cash collections from accounts receivable due to the timing of when amounts came due, partially offset by higher cash usage for inventory purchases.

Investing Cash Flows

For the nine months ended September 30, 2021, we generated $19.4 million of net cash from investing activities. The net cash proceeds were driven primarily by investment maturities of $70.0 million, partially offset by investment and property and equipment purchases of $36.4 million and $14.2 million, respectively.

For the nine months ended September 30, 2020, we used $18.0 million of net cash from investing activities. The net cash usage was driven primarily by investment and equipment purchases of $57.3 million and $2.3 million, respectively. These purchases were partially offset by investment maturities of $41.7 million.

Financing Cash Flows

For the nine months ended September 30, 2021, we generated $11.8 million of net cash from financing activities. These net cash proceeds were driven primarily by $11.8 million from stock-option exercises and our employee stock purchase plan.

For the nine months ended September 30, 2020, we generated $4.7 million of net cash from financing activities. These net cash proceeds comprised primarily $4.9 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

The following table reflects a summary of our contractual obligations as of September 30, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$95,738	$1,725	$3,450	$3,450	$87,113
Operating lease obligations
Operating lease obligations	19,841	4,990	7,317	6,680	854
Sublease income	(1,939)	(1,446)	(493)	—	—
Net operating lease commitments	17,902	3,544	6,824	6,680	854
Purchase commitments (2)	31,222	30,573	649	—	—
Total	$144,862	$35,842	$10,923	$10,130	$87,967
(1)	Includes $9.5 million of interest payments due on the 2019 Notes.
(2)	Purchase commitments comprise primarily non-cancelable commitments to purchase $28.9 million of inventory as of September 30, 2021, as well as non-cancelable software license agreements with vendors.

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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $113.3 million. Our investments are exposed to market risk due to fluctuations in prevailing interest rates that may reduce the yield on our investments or their fair value. Because our investment portfolio is short-term in nature, we do not believe a hypothetical 100 basis point increase in interest rates or a hypothetical decrease of 10% in the effective yield of our investments, in either case occurring on October 1, 2021 and sustained throughout the period ended September 30, 2022, would have a material effect on our interest income, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in interest rates.

Our 2019 Notes have a fixed interest rate, thus a hypothetical 100 basis point change in interest rates occurring on October 1, 2021 and sustained throughout the period ended September 30, 2022, would not impact our interest expense under the 2019 Notes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2021.

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

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: in endpoint ICs, NXP, Alien, EM Microelectronic and Kiloway; in reader ICs, ST, Phychips, Iotelligent and MagicRF; and in readers and gateways, Alien and Zebra. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

The average selling price, or ASP, of our products has decreased with time and RAIN market development. Although we expect further price decreases in the long term, we have recently raised prices to accommodate higher costs. We cannot predict the future pricing trend. Also, from time-to-time we reduce the prices of our products to meet end-user demands or to respond to market pressure from our competition. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. If, in the future, we are unable to offset ASP reductions with increased sales volumes or reduced product costs, then our revenue and gross margins will suffer.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. New requirements can render older products uncompetitive for new opportunities. When demand for older products declines, or during times of increased market inventory, ASPs may decline quickly. To profitably sell our products we must continually improve our technology and processes and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot develop and implement processes or improve efficiencies sufficient to maintain required margins, we may be unable to sell our products profitably.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, most of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in endpoint IC demand, wafer supply and wafer prices. If demand declines, or if we are unable to procure enough wafers to meet the demand we do have, or if we are unable to raise our prices to accommodate cost increases, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our existing endpoint ICs, as well as for our new endpoint ICs, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs, readers and gateways. If we fail to establish the benefits of using our endpoint ICs with our platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

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

Currently, our products are experiencing production issues, including but not limited to production delays, insufficient production capacity and component shortages. If we are unable to resolve these issues in a timely manner, or at all, then our operating results will be adversely affected.

When we introduce new, technologically advanced products, our success in ramping adoption depends, in part, on us making these products easy to deploy by our partners and their end customers. For example, for our new M700 endpoint ICs and E710, E510 and E310 reader ICs, we continue supporting our partners to produce high-performing, high-quality products. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

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

Technology developments may affect our business negatively. Breakthroughs in legacy RFID technologies or markets, including those using low frequency or high frequency RFID technology, could adversely affect RAIN market growth generally and demand for our products in particular. Likewise, new technologies may allow lower-cost ICs than our current silicon-based technology allows. If we are unable to innovate using new or enhanced technologies or processes or are slow to react to changes in existing technologies or in the market, or have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be impacted and result in product obsolescence, decreased revenue and reduced market share.

Significant changes in RAIN standards bodies, standards or qualification processes could impede our ability to sell our products and services.

We participate in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. We have historically taken a leadership position in standards development. In the future, we could lose that leadership position, our influence in standards development or we could choose not to participate in certain standards activities.

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

Shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenues and/or gross margins.

The semiconductor industry has experienced frequent periods of capacity shortfall. Many industries, ours included, are experiencing such a shortfall again in 2021, due to significant worldwide semiconductor demand and limited wafer availability, especially as semiconductor foundries reallocate wafer capacity to politically significant industries like automotive. In the first three quarters of 2021, the worldwide semiconductor wafer supply imbalance exceeded our expectations. We exited third-quarter 2021 with limited 200mm inventory, tight 200mm and 300mm foundry supply and insufficient 300mm post-processing capacity to fully capitalize on our market opportunity. Our foundry partner has signaled tight wafer availability, at least in the older-generation semiconductor nodes that we use, well into 2022. They have also raised prices. Absent a significantly higher wafer allocation in 2022 over 2021, and without the benefit of the wafer inventory buffer we had entering 2021, we will be unable to meet 2022 endpoint IC demand, potentially by a significant amount. We have sufficient wafer supply commitments through at least mid-2022, but our supply in subsequent periods is less certain. Wafer shortfalls may decrease sales and cause market-share losses if we are unable to supply enough products and/or our customers purchase competing products or, alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory. Additionally, if we are unable to raise our prices to cover our higher costs, our gross margins and other financial results could suffer.

We have also experienced, and expect to continue experiencing, shortages and price increases for components we use in readers and gateways, potentially impacting future product availability and/or costs. We also anticipate future shortages and price increases for components we use in readers and gateways, potentially impacting future product availability and/or costs. If we are unable to increase our prices to cover our increased costs, our gross margins and other financial results could suffer.

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

•	product delays or shortages due to restrictions on our ability, or that of our suppliers, to operate at normal capacity due to personnel movement restrictions or other limitations;
•	delays in customer pilots which can delay project-based deployments;
•	delays in research and development efforts which can, in turn, delay new product introductions or product enhancements;
•	inability to engage in in-person sales and market activities, which can reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a prolonged work-from-home environment.

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

In 2020, we derived 80% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which has a variety of significant risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;
•	inflation and fluctuations in foreign currency exchange rates and interest rates;
•	restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by Covid-19;

•	political uncertainty, strife, unrest, or conflict, including, for example, the United Kingdom’s 2021 departure from the EU and political unrest in Hong Kong;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States;
•	restrictions on earnings repatriation;
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

The United Kingdom, or UK, has enacted legislation that substantially implements the GDPR and which provides for penalties of up to the greater of 4% of worldwide annual revenue and £17.5 million. Following the UK’s exit from the EU, however, which became effective January 31, 2020, with a transition period ending December 31, 2020, significant uncertainty remains regarding matters such as data transfers between the UK, the EU and other jurisdictions. This uncertainty and other developments could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents and provides for noncompliance penalties of up to $7,500 per violation. In addition, the California Privacy Rights Act, or CPRA, was passed by voters in California’s November 2020 election. The CPRA significantly modifies the CCPA, creating additional obligations with respect to consumer data commencing on January 1, 2022, and going into effect generally on January 1, 2023. Aspects of the CCPA, the CPRA, the GDPR and other laws and regulations relating to privacy, data protection, and security remain unclear as of the date of this report, but these laws and regulations potentially are far reaching. Laws and regulations relating to privacy, data protection and security, and continued evolution of such laws and regulations and their interpretation and enforcement, may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses in an effort to comply. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations may result in actions against us by governmental entities, private claims and litigation, legal and other costs, substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

We have added engineering personnel in South America and are expanding our operations team in Malaysia, each through subsidiaries in these jurisdictions. Expanding our presence in this way increases our exposure to risks inherent in operating globally.

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

Product supply shortages have challenged our ability to meet customer needs and we have recently increased prices in response to our suppliers increasing their prices to us. Our inability to supply customers with products they need and/or our need to increase our prices could result in long-lasting, negative consequences to our relationships with customers, to RAIN adoption and to our business overall.

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

Because it may not be clear whether a member’s intellectual property is necessary to the practice of current or future protocols or standards, disputes could arise among members, resulting in our inability to receive a license on royalty-free or RAND terms or to assert our not-necessary patents against others. Further, some GS1 EPCglobal members declined to license their intellectual property on royalty-free terms, instead demanding reasonable and nondiscriminatory, or RAND, terms. Disputes or confusion may arise about whether we may invoke our necessary intellectual property if those members choose to assert their RAND intellectual property, potentially causing or at least complicating any ensuing litigation and harming our business, financial condition and operating results.

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

For example, under Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. Once we cease to be an emerging growth company and if we are deemed to be an accelerated filer or large accelerated filer for purposes of the Exchange Act, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with these requirements will continue to divert resources and take significant time and effort, and we anticipate that additional resources will be needed to comply with the additional compliance obligations to which we will be subject after we cease to be an “emerging growth company,” which we expect will occur on December 31, 2021. Moreover, we may be unable to successfully complete all the procedures, certifications and attestation requirements of Section 404 in a timely manner.

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

Since July 2016, when we sold shares of our common stock in our initial public offering through September 30, 2021, our stock price has ranged from $9.95 to $79.05. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

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

As of September 30, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 29.4% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Impinj, Inc.

Date: October 27, 2021	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)