Form 10-K
period 2021-12-31
IMPINJ INC
filed 2022-02-14
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $968.0 million.

As of February 4, 2022, 24,764,678 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•

servicing $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and $9.85 million aggregate principal amount 2.0% convertible senior notes due 2026, or the 2019 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, in which case our indebtedness may limit our operating flexibility or otherwise affect our business; and

•

our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 25.0% of our outstanding common stock as of December 31, 2021, and as a result are able to exercise significant influence over matters subject to stockholder approval.

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

We and our partners connect the items via a miniature radio chip embedded in the item or in its packaging, reading and delivering each item’s identity, location and authenticity. To date, we have enabled connectivity to more than 60 billion items, enabling businesses and consumers to derive timely information from those connected items.

Our platform uses RAIN, a type of radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Alliance that today has more than 150 member companies. Our industry uses free spectrum in 81 countries encompassing roughly 95% of the world’s GDP and has connected many tens of billions of items to date. We believe RAIN’s capabilities – in particular, endpoint ICs with serialized identifiers, 30-foot range reading up to 1,000 items per second without line-of-sight, radio-frequency energy harvesting for battery-free operation, essentially unlimited life and, in the future, cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

RAIN market adoption has historically been slower than anticipated or forecasted by us and industry sources. For additional information related to RAIN market adoption, please see the section of this report captioned “Risk Factors.”

Endpoint ICs

Our endpoint integrated circuit, or ICs, product family comprises miniature radios-on-a-chip that can wirelessly connect almost any item yet sell for pennies. Each IC attaches to a host item and includes a number to identify the item. The IC may also include or enable features such as user data storage, security, authentication, loss prevention, privacy protection and value-added Impinj custom capabilities, all accessible by our platform.

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

When a consumer purchases a retail item, a store or supplier will typically procure another inventory item to sell, including another endpoint IC. We believe endpoint ICs are the first market for consumable silicon and selling endpoint ICs represents a recurring revenue source for us.

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

Our software and algorithms run either entirely on our readers and gateways or partly on them and partly on partner devices. We are currently focused on developing software and algorithms to enable retail use cases (such as self-checkout and loss prevention), and on supply chain and logistics use cases (such as pallet tracking in dock doors and package sortation on conveyors). Our easy-to-use APIs enable our partners to transform item data into actionable information, enabling analytics and insights about the items that businesses manufacture, transport and sell. Our APIs also help our partners deliver enterprise-grade systems management and control. We sell our readers and gateways through distributors, system integrators, or SIs, value-added resellers, or VARs, and solution providers. We sell our readers for hundreds of dollars and our gateways for thousands of dollars.

Industry Use Cases

The following use cases are representative of actual RAIN deployments we serve today.

Retail

Retailers, both traditional “brick-and-mortar” and online, consume billions of RAIN tags each year to obtain real-time data about products they manufacture, transport and sell. Today, most retail products with RAIN tags are apparel and footwear, but retailers are extending RAIN usage to cosmetics, home good, sporting items and even food. Retailers can obtain the following benefits by using our platform:

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

•	Sports. Marathons and other foot races track runners via our endpoint ICs in race bibs. Golf venues score participants’ shots via our endpoint ICs inside golf balls.
•	Food. Our reader ICs track syrup cartridges for replenishment in soda fountains. Our endpoint ICs track meat and fish for freshness.
•	Datacenters. Datacenters use our platform for asset tracking. Electronics manufacturers embed our endpoint ICs into electronic devices for processor-secured storage.
•	Travel. Driver licenses in some states in the United States include our endpoint ICs to speed border crossings. Fueling stations use vehicle windshield tags to enable automatic and cashless fueling.
•	Banking. Banks use our endpoint ICs for money bundles and to track information-technology assets.

•	Linen and Uniform Tracking. Laundry providers embed washable tags into their linens and uniforms for automated tracking.

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

•	Market Leadership. We believe we lead the RAIN market as the only company with an integrated platform spanning endpoint ICs, reader ICs, fixed readers and gateways.
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

•

Intellectual Property. We believe we have the leading RAIN patent portfolio. As of December 31, 2021, our portfolio included 291 issued and allowed U.S. patents, five issued and allowed international patents, 24 pending U.S. patent applications and 2 pending international patent applications.

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

	Year Ended December 31,
	2021	2020	2019
Revenue:
Avery Dennison(1)	32%	32%	31%
North American logistics provider	*	*	14
Arizon	11	10	*
	43%	42%	45%
* Less than 10%
(1) Includes revenue concentration related to Smartrac NV, or Smartrac. Avery Dennison acquired Smartrac in March 2020.

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

Taiwan Semiconductor Manufacturing Company Limited, or TSMC, fabricates our endpoint IC wafers in Asia and the United States and has been our sole endpoint IC wafer supplier since 2003. We order endpoint IC wafers on a purchase-order basis and do not have a long-term agreement with TSMC. We test the wafers at our U.S. headquarters and in Asia. We use multiple subcontractors to post-process the wafers. Stars Microelectronics (Thailand) Public Company Limited, or Stars, Chipbond Technology Corporation, or Chipbond, and Unisem Group, or Unisem, are our primary subcontracts. We generally engage all our endpoint IC subcontractors on a purchase-order basis.

Tower Semiconductor, or Tower, fabricates our reader IC wafers in the United States and has been our sole reader IC wafer supplier since 2008. We order reader IC wafers on a purchase-order basis and do not have a long-term agreement with Tower. We test and package the ICs in Asia. We generally engage all our reader IC subcontractors on a purchase-order basis.

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

We have a team of skilled engineers that today conduct all our research and most of our product development internally. As of December 31, 2021, we had 194 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. To date, our intellectual property portfolio includes 291 issued and allowed U.S. patents, five issued and allowed international patents, 24 pending U.S. patent applications and 2 pending international patent applications. The first of our 270 utility patents expire in 2022 and the first of our 21 design patents expire in 2022. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

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

Alliances and Standardization

Our platform connects everyday items using the RAIN RFID technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac N.V., cofounded the RAIN Alliance. Our chief executive officer is presently an Alliance Director and was previously the Alliance Chairman. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions, with more than 150 members as of December 31, 2021. Today, the RAIN industry has access to radio spectrum freely available in 81 countries encompassing roughly 95% of the world’s GDP and has connected many tens of billions of items. We believe RAIN’s core capabilities – serialized identifiers for individual items, battery-free operation, 30-foot range, not line-of-sight readability, up to 1,000 reads per second, low cost, essentially unlimited life and available cryptographic authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

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

Competition

Each of our competitors competes with some, but not all, of our products. Our primary competition includes:

•	Endpoint ICs: NXP B.V., or NXP, EM Microelectronic, Kiloway and Alien Technology Corporation, or Alien.
•	Reader ICs: STMicroelectronics N.V., or ST, Phychips Inc, Zhikun Semiconductor Co. Ltd, or Iotelligent, and MagicRF.
•	Readers and Gateways: Alien, which also purchases our reader ICs, and Zebra Technologies Corporation, or Zebra.

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

Employees and Culture

As of December 31, 2021, we had 332 employees. Most of our employees are not represented by a labor union, and we believe our employee relations are excellent.

Our corporate culture embodies a set of principles centered around respect, collaboration, accountability, empowerment and thinking big. We believe our principles and the culture that derives from them are essential to the health and success of our business. We focus on aligning our employees to those principles, promoting and fostering diversity, inclusion, passion and commitment.

Available Information

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

Our market is very competitive. If we fail to compete successfully then our business and operating results will suffer.

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

The selling prices of our products could fluctuate substantially, which could have a material adverse effect on our revenue and gross margins.

The average selling price, or ASP, of our products has historically decreased with time and with RAIN market growth. Although we expect further price decreases in the long term, we raised prices in 2021 to accommodate higher product costs and we cannot predict future pricing trends. Also, from time-to-time we reduce our product prices to meet end-user demands or to respond to market pressure from our competition. We also sometimes reduce prices to encourage adoption, address macroeconomic conditions or for other reasons. If, in the future, we are unable to offset ASP reductions with increased sales volumes or reduced product costs, or if we are unable to successfully increase ASPs to offset cost increases, then our revenue and gross margins will suffer.

Rapid market innovation, which we continue to experience, can drive intense pricing pressure, particularly for older products or products using older technology. New requirements can render older products uncompetitive for new opportunities. In addition, costs for producing older products may stay the same or even increase due to reduced volumes or limited capacity for producing these products. When demand for older products declines, or during times of increased market inventory, ASPs may decline quickly. To sell our products profitably we must continually improve our technology and processes and reduce costs in line with the lower selling prices. If we and our third-party suppliers and manufacturers cannot develop and implement processes or improve efficiencies sufficient to maintain required margins, we may be unable to sell our products profitably.

We generate most of our revenue from our endpoint ICs, and a decline in sales of these products or increased price competition in the market for endpoint ICs could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, most of our product revenue from our endpoint ICs. Accordingly, we are vulnerable to fluctuations in endpoint IC demand, wafer supply and wafer prices. If demand declines, or if we are unable to procure enough wafers to meet the demand we do have, or if we are unable to raise prices to accommodate cost increases, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our existing endpoint ICs, as well as for our new endpoint ICs, derives in part from our ability to continually innovate and to demonstrate the benefits of using our endpoint ICs with our reader ICs, readers and gateways. If we fail to establish the benefits of using our endpoint ICs with our platform, we may not be successful in countering competitive pressures to lower prices for our endpoint ICs and our business and operating results could be adversely affected.

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

When we introduce new products, our success in ramping adoption depends, in part, on us making these products easy to deploy by our partners and their end customers. For example, for our new M700 endpoint ICs and E710, E510 and E310 reader ICs, we continue supporting our partners to produce high-performing, high-quality products. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

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

We participate in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. We have historically taken a leadership position in standards development. In the future, we could lose that leadership position or our influence in standards development, or we could choose not to participate in certain standards activities.

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

The semiconductor industry has experienced periods of capacity shortfall. Many industries, ours included, are experiencing such a shortfall in 2021 and 2022, due to significant worldwide semiconductor demand and limited foundry supply. We exited fourth-quarter 2021 with limited semiconductor inventory and tight foundry supply for both our 200mm and 300mm products, and our foundry partner has signaled tight wafer availability, at least in the older-generation semiconductor nodes that we use, well into 2022. They have also raised prices. Absent a significantly higher wafer allocation in 2022 over 2021, and without the benefit of the wafer inventory buffer we had entering 2021, we will be unable to meet 2022 endpoint IC demand, potentially by a significant amount. capacity, and total unit volumes in light of anticipated strong endpoint IC demand against that constrained wafer supply. We have wafer supply commitments similar to fourth-quarter levels through at least mid-2022, but our supply in subsequent periods is less certain. Wafer shortfalls may decrease sales and cause market-share losses if we are unable to supply enough products and/or our customers purchase competing products or, alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory. Additionally, if we are unable to raise our prices to cover our higher costs, our gross margins and other financial results could suffer.

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
•

increased operating costs such as those associated with work-from-home or restricted-movement edicts, increased legal and regulatory demands, and increase product costs due to component or production shortfalls;

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

With respect to market demand, in 2020, Covid-19 caused widespread venue closures, materially affecting demand for our products. Covid-19 continued impacting venues in 2021, with an adverse impact in retail, including retail apparel, where RAIN is widely adopted, and likely will continue to have impacts on venues and retailers in 2022. Covid-19 may accelerate a long-term shift in consumer behavior away from physical stores which may further reduce demand for our products over the longer term. The extent and duration to which Covid-19 impacts the retail industry and any retailer’s plans with respect to capital expenditures is unclear, as is the extent to which it will impact our product sales.

Covid-19 has affected many other markets that use our products, including aviation, sporting events such as footraces, and many others. Many of these markets continued to feel Covid-19’s impacts in 2021 and may continue to feel these impacts in 2022. If we fail to make our products and platform easy-to-deploy and economical for these markets, or if participants in these markets delay or forgo RAIN investments in response to Covid-19 or otherwise, our ability to penetrate them may suffer.

Uncertainties surrounding global trade policies could have a material adverse effect on us.

Changes in U.S. and foreign laws and policies governing foreign trade, manufacturing, development and investment in the jurisdictions where we currently develop and sell products, and any negative consequences resulting from such changes, could materially affect our business.

In recent years, the U.S. government has imposed significant tariffs on a variety of items imported other countries, particularly China. China has responded by imposing significant tariffs on a variety of items imported from the United States. Such tariffs could materially and adversely affect our ability to compete internationally. Although the United States and China signed a preliminary trade agreement in early 2020, the tariffs remain in place as negotiations between the countries continue.

Other causes of uncertainty include the Chinese government’s efforts to promote China’s domestic semiconductor industry and lingering uncertainties stemming from the United Kingdom’s separation from the EU.

We are subject to risks inherent in operating abroad and may not be able to successfully maintain or expand our international operations.

In 2021, we derived 83% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by continuing to expand our international operations, which has a variety of significant risks, including:

•	changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	lack of established, clear, or fairly implemented standards or regulations with which our products must comply;
•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•	limited or unfavorable intellectual property protection;
•	misappropriation of our intellectual property;

•	inflation and fluctuations in foreign currency exchange rates and interest rates;
•	restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls;
•	changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by Covid-19;
•	political uncertainty, strife, unrest, or conflict, including, for example, the United Kingdom’s 2021 departure from the EU and China’s crackdown on Hong Kong;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States;
•	restrictions on earnings repatriation;
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

We have added engineering personnel in South America and are expanding our operations team in Southeast Asia, each through subsidiaries in these jurisdictions. Expanding our presence in this way increases our exposure to risks inherent in operating globally.

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

In particular, we source a significant portion of our wafers from suppliers in Taiwan, and our supply of wafers and other critical components may be materially and adversely affected by diplomatic, geopolitical and other developments affecting the relationship between China and Taiwan. Since 1949, Taiwan and the Chinese mainland have been separately governed. The government of the People’s Republic of China claims that it is the only legitimate government in China, including Taiwan and mainland China, and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, the People’s Republic of China has refused to renounce the use of military force to gain control over Taiwan, there can be no assurances that relations between Taiwan and mainland China will not deteriorate, particularly in light of ongoing tensions between China, the United States and Taiwan. Any such developments could materially and adversely affect our business, financial condition and results of operations.

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

We sell our endpoint ICs directly to inlay and tag OEMs and ODMs. We sell our reader ICs to OEMs and ODMs, primarily through distribution. We sell our readers and gateways to VARs and SIs, primarily through distribution. In 2021, sales to tag OEMs Avery Dennison and Arizon accounted for 32% and 11% of our total revenue, respectively. In March 2020, Avery Dennison acquired Smartrac’s RFID inlay segment. Sales concentration to a smaller number of OEMs decreases our bargaining power and increases the risk that our pricing or sales could decline based on sales measures taken by our competitors or our own failure to compete effectively.

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

Product supply shortages have challenged our ability to meet customer needs and we have recently increased prices in response to our suppliers increasing their prices to us. Our inability to supply customers with products they need, and/or our need to increase our prices could result in long-lasting, negative consequences to our relationships with customers, to RAIN adoption and to our business overall.

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

We rely on third-party providers of corporate infrastructure services such as for human resources, electronic communications and financial functions. Additionally, our platform operates in conjunction with, and we are dependent upon, third-party products, services, and components. Consequently, we depend on the security systems of these third-party providers. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. These third-party providers also face risks of security breaches or incidents, and our ability to monitor their security is limited. Any security breaches, incidents or other unauthorized access to our service-providers’ systems or viruses, loggers, ransomware or other errors, vulnerabilities, or malfeasant code in their data or software could expose us to loss, unavailability, or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. If there is a security vulnerability, error, ransomware or other bug or malfeasant code in one of these third-party products, services and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue and harm to our reputation or competitive position. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition. We use SolarWinds products, including those compromised by the security breach SolarWinds announced on December 14, 2020. We applied the recommended security patches provided by SolarWinds and we do not believe our system was compromised. Using third-party providers introduces risk of a cybersecurity incident.

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

We have incurred losses since our inception in 2000. Whereas we were profitable between 2013 and 2015, we had a net loss of $51.3 million for the year ended, and an accumulated deficit of $362.5 million as of, December 31, 2021. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN adoption and us maintaining or growing our market share. We expect significant expenses to support operations, product development and business and headcount expansion in sales, engineering, and marketing and may, for periods of time, choose to invest to grow the market and our share, reduce costs, improve our efficiencies or shorten our supply chain. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our market share do not succeed, then we may not attain or sustain profitability in the future.

We have a history of significant fluctuations in our quarterly and annual operating results.

You should consider our business and its prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving RAIN market. Because this market is new, large and evolving, predicting its growth rate and ultimate size is difficult. The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately gauge our future prospects and forecast our quarterly or annual performance. If sales exceed expectations or if we reduce prices to win a large opportunity or in response to competition, then our revenue and profitability may be positively affected, but gross margins may be negatively affected. If we are unable to obtain semiconductor wafers or electronic components, then our sales will decline and our revenue and profitability may be negatively affected. If research analysts or investors view our decisions negatively, the trading price of our common stock could decline.

Historically, our success predicting future sales of our products and platform has been limited. End users drive demand for our products, but we sell nearly all our products through channel partners so our ability to forecast end-user demand is limited. We rely on those same channel partners to integrate our products with end-

user information systems and this integration has been uneven and unpredictable in scope, timing and implementation. Also, RAIN-based systems often require time-consuming proofs-of-concepts and other steps such as designing and implementing new business processes, which make sales of our products difficult to forecast. Partly as a consequence, in the past, both we and other industry participants have at times overestimated the RAIN market size and growth rates, then failed to meet expectations.

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, with us choosing to build product inventory during the pandemic-induced downturn. In 2021 we saw strong demand in excess of our available product supply, and we expect that these conditions will continue into 2022. We currently have endpoint IC supply commitments that will allow us to equal or exceed fourth-quarter 2021 shipment levels through mid-2022, but the adequacy of our supply beyond mid-2022 remains uncertain.

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

As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, of $274.7 million and federal research and development credit carryforwards of $18.3 million which we may use to reduce future taxable income or offset income taxes due. We have established a valuation allowance against the carrying value of these deferred tax assets. The tax loss and research and development credit carryforwards began expiring in 2020. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Reductions in corporate tax rates may also reduce our ability to utilize the NOLs.

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

For example, under Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. As an “emerging growth company”, we availed ourselves of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on December 31, 2021. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase. Compliance with the applicable provisions of Section 2404 will continue to divert resources and take significant time and effort. Moreover, we may be unable to successfully complete all the procedures, certifications and attestation requirements of Section 404 in a timely manner.

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

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including identifying material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC and other regulatory authorities.

We have incurred and, in the future, will incur high costs of being a public company.

We have incurred significant legal, accounting and other costs associated with public company reporting requirements. We ceased to be an “emerging growth company” on December 31, 2021 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies.” As such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2022 annual meeting of stockholders. We expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. We have hired and may need to continue to hire additional accounting and information technology staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

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

Since July 2016, when we sold shares of our common stock in our initial public offering through December 31, 2021, our stock price has ranged from $9.95 to $94.39. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

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

Technology company stocks like ours have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of those companies. Securities class-action litigation is frequently instituted against companies whose stock prices decline significantly, as it was against us. Such litigation causes substantial costs and a diversion of management’s attention and resources. For further information regarding this litigation risk, please refer to Note 11 of our condensed consolidated financial statements included elsewhere in this report.

We may need to raise additional capital which may not be available on favorable terms, if at all, causing dilution to stockholders, restricting our operations or adversely affecting our ability to operate our business.

In the course of running our business we may need to raise capital, potentially diluting our stockholders. In December 2019, we issued and sold $86.3 million aggregate principal amount of 2.00% convertible senior notes due 2026, or the 2019 Notes. In November 2021, we issued and sold $287.5 million aggregate principal amount of 1.125% convertible senior notes due 2027, or the 2021 Notes and we may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. We used approximately $183.6 million of the net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal of the 2019 Notes through individual privately negotiated transactions concurrent with such offering. If unforeseen circumstances drive our financing needs, such as unforeseen expenditures or if our operating results are worse than we expect, then we may not be able to raise capital on favorable terms, if at all. Debt financing, if available, may include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Transactions relating to the 2019 Notes or the 2021 Notes may affect our stock’s value.

If the 2019 Notes or the 2021 Notes are converted by holders, then we have the ability under the indenture for the 2019 Notes to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, then doing so will dilute the ownership interests of our existing stockholders. Any sales in the public market of the stock issuable upon a conversion could decrease our stock price. Anticipated future conversions of the 2019 Notes or the 2021 Notes into shares of our stock could also decrease our stock price. Certain holders of the 2019 Notes or the 2021 Notes may also engage in short selling to hedge their position in the 2019 Notes or the 2021 Notes, which could also decrease our stock price.

In connection with us issuing the 2019 Notes, we entered into privately negotiated capped-call transactions with financial counterparties. The capped-call transactions are generally designed to reduce potential dilution to our stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our stock or purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 7 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 25.0% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

Servicing the 2019 Notes and the 2021 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2019 Notes and 2021 Notes, or to make cash payments in connection with any conversion of the 2019 Notes or 2021 Notes or upon any fundamental change if holders require us to repurchase their 2019 Notes or 2021 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient future cash from operations to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2019 Notes and the 2021 Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in us defaulting on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2019 Notes and 2021 Notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash available to run our business;
•	limit our flexibility in planning for, or reacting to, changes in our business or in the RAIN industry;
•	restrict us from exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or for other purposes.

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

•

divide our board of directors into three classes, each of which stands for election once every three years (subject to gradual declassification beginning at the 2021 annual meeting of stockholders, such that our board of directors will be fully declassified beginning at the 2023 annual meeting of stockholders);

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have several operating leases for office space, which are summarized as of December 31, 2021 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters	109,000	2026
Seattle, Washington	Design laboratory	11,000	2024
Shanghai, China	General office space	4,000	2023

We hold a lease for approximately 39,000 square feet of commercial office space in Seattle, Washington that expires in 2023. We have sublet the entirety of this office space through the expiration date. We also lease offices in Thailand and Malaysia. For more information about our lease commitments, please refer to Note 10 to our consolidated financial statements included elsewhere in this report.

Item 3. Legal Proceedings

In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability will have a material adverse effect on our financial position, results of operations, cash flows, market position or stock price.

Stockholder Litigation

Between July 2018 and December 2020, four class-action complaints for violation of federal securities laws (one of which was subsequently voluntarily dismissed by the plaintiffs) and three shareholder derivative actions were filed against us and certain of our officers and, in the derivative actions, against certain of our directors. The Court issued an opinion and final order approving a settlement resolving the consolidated derivative actions in November 2021. For further information on these complaints, please refer to Note 11 of our consolidated financial statements included elsewhere in this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of February 4, 2022, there were 49 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Impinj Inc., the NASDAQ Composite Index
and the PHLX Semiconductor Index

$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Impinj Inc.
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

This graph covers the period from July 21, 2016, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2021. This graph assumes that the investment in Impinj’s common stock and in each index (including dividend reinvestment) was $100 on July 21, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

For more information on securities authorized for issuance under our equity compensation plans, see Note 8 and Note 9 of our consolidated financial statements included elsewhere in this report.

Item 6. [Reserved]

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

We and our partners connect the items via a miniature radio chip embedded in the item or in its packaging, reading and delivering each item’s identity, location and authenticity. To date, we have enabled connectivity to more than 60 billion items, enabling businesses and consumers to derive timely information from those connected items.

Our platform uses RAIN, a type of radio-frequency identification, or RFID, technology we pioneered. We spearheaded development of the RAIN radio standard, lobbied governments to allocate frequency spectrum and cofounded the RAIN Alliance that today has more than 160 member companies. Our industry uses free spectrum in 81 countries encompassing roughly 95% of the world’s GDP and has connected many tens of billions of items to date. We believe RAIN’s capabilities – in particular, endpoint ICs with serialized identifiers, 30-foot range reading up to 1,000 items per second without line-of-sight, radio-frequency energy harvesting for battery-free operation, essentially unlimited life and, in the future, cryptographic item authentication – position RAIN to be the leading item-to-cloud connectivity technology for the IoT.

Factors Affecting Our Performance

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, suppliers, partners and end users.

For our endpoint IC business, forecasting was already difficult without Covid-19, because we sell our ICs to inlay partners and therefore have limited visibility to end-user demand. The myriad uncertainties that Covid-19 introduced, and continues introducing, especially at retail end users, has exacerbated that forecasting difficulty. Covid-19’s impact has been further complicated by countries vaccinating and reopening at different rates and with varying levels of effectiveness, as well as the impacts of various Covid-19 variants. Covid-19 also caused long-term shifts, many negative, in other industries important to us, such as aviation and sports. Even in supply chain and logistics, or SC&L, which saw shipment volumes surge in the depths of Covid-19, end users had been reticent to deploy new technologies.

We built endpoint IC inventory through much of 2020, anticipating tight 200mm wafer foundry capacity ahead of our transition to our 300mm M700 product family. We introduced our new Impinj M700 in 2020 and, although it was in production by the end of 2020, we initially saw a slower demand ramp than we expected. Beginning in fourth-quarter 2020, demand for all our endpoint ICs, including our M700, increased dramatically. Worldwide IC wafer demand also increased, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 wafer supply and post-processing capacity. In the second and third quarters we moderated that inventory burndown, stretching our IC supply to our partners and market but constraining our ability to fully capitalize on the increased endpoint IC demand, while also expanding and maturing additional post-processing capacity. Despite that moderation, by end of third-quarter 2021 we had mostly consumed that prebuilt inventory. This trend continued in fourth-quarter 2021 with demand for our endpoint IC inventory exceeding our ability to meet that demand.

For our systems business, Covid-19 delayed pilots and deployments throughout 2021. These delays were due in some cases to businesses being closed by local regulations and in others by businesses reducing or deferring capital expenditures. Some end users accelerated their investments in business-process modernization technologies like RAIN during the pandemic, but even in those cases, Covid-19 delayed deployments for reasons of health and safety, product and labor availability, and store closures. We also saw our distributors normalize their inventory to match Covid-19 demand levels. Although we built additional systems inventory during 2021, like with endpoint ICs, supply constraints limited our ability to accumulate inventory sufficient to meet demand. We saw increased systems demand but packaging delays and packaging price increases causing short supply of our reader ICs, low inventory levels at our distributors, and price increases and component shortfalls for analog, specialized logic, and memory chips constraining reader and gateway supply. Consequently, like for our endpoint ICs, our ability to capitalize on the increased systems demand is constrained.

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

Covid-19 travel restrictions adversely affected our business by slowing new-product launches and typical sales activities, and those activities remain restricted. We previously anticipated that second half 2021 would bring a return to some semblance of travel and sales normalcy, but for the most part our anticipations were not met. Moreover, there can be no assurance that Covid-19’s impact on our employees or business activities will return to normal in the first-half of 2022. Our compliance with legal and regulatory requirements related to Covid-19 may subject us to future challenges, particularly as requirements evolve.

Despite ongoing uncertainties related to Covid-19, we continue investing in research and development and long-term RAIN opportunities. Although we plan to continue making these investments into 2022, we may, depending on the business environment, choose to slow or suspend our investments, potentially impairing our ability to meet our long-term strategic objectives.

Covid-19 negatively impacted our results of operations, cash flows and financial position in 2020. It caused supply and travel disruptions in 2021. We expect it to continue disrupting our business in 2022, in ways that are difficult for us to fully predict. Given the ongoing uncertainty over Covid-19’s epidemiological, economic and operational impacts we cannot reasonably estimate the extent or duration of Covid-19’s continuing impact on our business. The extent to which Covid-19 impacts our future results will depend on developments that are inherently unpredictable, including the emergence of new Covid-19 variants and actions we and others take in response to Covid-19.

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

Most of our investments precede any sales benefits from the investments and, in some instances, we may never see any benefits if the market is not receptive to our product or sales approach, product development is late or fails, or for other causes. We sometimes enter into arrangements with end users, suppliers or channel partners for them to fund a portion of our investment, but even in those instances the results of our investments remain uncertain, and in some instances, we may be required to refund the investment if the development is unsuccessful or the market opportunity fails to materialize. In some instances, we delay or cancel investments without or until we obtain such funding. The outcome of an investment is almost always uncertain, and if our results do not meet expectations then our operating results, profitability and stock price may be adversely affected.

While our long-term plan to invest for growth remains unchanged, Covid-19 has introduced new uncertainty to our business. We will continue to monitor the impacts of Covid-19 on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries, but especially in retail apparel, which is our largest market. Covid-19 has had, and we expect it to continue to have, a materially adverse impact on the retail industry. Covid-19 may also accelerate an ongoing shift in consumer shopping away from physical stores, which could adversely affect demand for endpoint ICs by retailers. The extent to which Covid-19 materially impacts the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of RAIN adoption have also been impacted by Covid-19, although the long-term impact on our business is unclear. For example, the aviation industry, which had proposed widespread luggage tagging, has been negatively impacted by Covid-19. By contrast, SC&L has experienced increased demand which could positively impact our financial performance if SC&L further adopts RAIN. See the section captioned “Covid-19” for additional information.

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

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and as a result we have continued investing in new products. In our endpoint IC business, in 2020 we introduced our new Impinj M700, which offers significant performance advantages over other endpoint ICs on the market and which we believe will foster adoption. In our systems business, in 2020 we introduced our new Impinj R700 reader and in 2021 our new Impinj E710, E510 and E310 reader ICs, which likewise offer significant performance advantages over other readers and reader ICs on the market and which we believe will also foster adoption. Market adoption could be impacted by product availability. See further discussion of product availability under “Inventory Supply”.

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

Timing and Complexity of End User Deployments

From 2010 to 2021, our endpoint IC sales volumes increased at a compounded annual growth rate of 27%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020, and in 2021. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

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

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In the second half of 2021, due to wafer and component supply shortfalls at many of our suppliers, we began to experience increasing rather than decreasing costs for both endpoint ICs and systems. In October 2021, we began raising prices to offset the impact of those increased costs. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect margins to be volatile based on product mix and the timing of our price changes.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. Historically, the impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be historically lower in the fourth quarter than in the third quarter. We may not see these historical trends hold in 2022 due to the price increases noted above, and ongoing demand and supply impacts from Covid-19.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years. Like for our endpoint ICs, we may not see these historical trends hold in 2022 due to the price increases noted above and ongoing demand and supply impacts from Covid-19.

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply as a result of Covid-19, the timing of large deployments, competitor product availability as well as supply constraints, any or all of which can mask seasonality in any given period. These risks and uncertainties, as well as other risks and uncertainties, including but not limited to the impacts of Covid-19, can cause our actual results to differ significantly from our expectations, as described in greater detail in the sections of this report captioned “—Covid-19” and in Part I, Item 1A (Risk Factors).

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

In 2021, we again experienced wafer shortages due to both significant worldwide demand from multiple industries and semiconductor foundries wafer shortfalls. In 2020, we anticipated a 2021 200mm shortfall and, in the depths of the pandemic, both built 200mm wafer inventory and accelerated our investment in 300mm M700 post-processing capacity. Regardless, the worldwide semiconductor wafer supply imbalance exceeded our prior expectations. We focused our 2021 efforts on moderating our 200mm wafer supply, accelerating and maturing our 300mm post-processing capacity, and maximizing our total unit volumes to best support our inlay partners and capture the market opportunity. Looking forward, our foundry partner has signaled tight wafer availability, at least in the older-generation semiconductor nodes we use, well into 2022. We therefore continue our focus in 2022 on wafer availability, expanding and maturing our 300mm post-processing capacity, and total unit volumes in light of anticipated strong endpoint IC demand against that constrained wafer supply. We have wafer supply commitments similar to fourth-quarter levels through at least mid-2022, but our supply in subsequent periods is less certain. Any inability to obtain sufficient wafer supply at reasonable prices or at all would negatively impact our operating results and prospects.

In our systems business, we experienced lengthened packaging lead times for our reader ICs, which negatively impacted our ability to meet reader IC demand for 2021. We expect those lengthened lead times, and our ability to meet demand, to stabilize in first-half 2022. At the same time, we anticipate reader IC cost increases, at least for several quarters. We have also experienced and expect to continue experiencing shortages and price increases for the electronic and other components our subcontractors use to build our readers and gateways, impacting current and future reader and gateway availability and costs.

Results of Operations

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands, except percentages)	2021	2020	2019	Change	Change
Revenue	$190,283	$138,923	$152,836	$51,360	$(13,913)
Gross profit	$98,954	$65,140	$74,002	$33,814	$(8,862)
Gross margin	52.0%	46.9%	48.4%	5.1%	(1.5)%
Loss from operations	$(37,249)	$(47,071)	$(21,661)	$9,822	$(25,410)

Year ended December 31, 2021 compared with year ended December 31, 2020

Revenue and gross profit increased due primarily to higher endpoint IC and systems revenue. Gross margin increased due primarily to prior-year excess and obsolescence charges as well as current-year sales of fully reserved inventory and increased product margins. The increased product margins were primarily driven by the increase in endpoint IC margin due to product mix. Loss from operations decreased due primarily to increased gross profit offset by increased operating expenses. The increase in operating expenses was primarily due to increased stock-based compensation expense, increased research and development and sales and marketing personnel expenses and increased non-settlement related legal fees.

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

Revenue

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Endpoint ICs	$139,250	$102,326	$97,657	$36,924	$4,669
Systems	51,033	36,597	55,179	14,436	(18,582)
Total revenue	$190,283	$138,923	$152,836	$51,360	$(13,913)

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

Year ended December 31, 2021 compared with year ended December 31, 2020

Endpoint IC revenue increased $36.9 million, due primarily to a $44.5 million increase in shipment volumes, offset by a $7.6 million decrease due to lower ASPs. The increase in shipment volumes was due, in part, to prior year volumes being low, a result of Covid-19 which negatively impacted several markets we sell to, including retail, our largest endpoint IC market, as well as growth in our customers’ underlying business. The ASP decrease was due to our annual price negotiations as discussed above under “—Factors Affecting Our Performance—Seasonality” and product mix with a higher contribution from our M700 product line which has a lower ASP, both of which were slightly offset by higher contribution from industrial and specialized products.

Systems revenue increased $14.4 million, due primarily to increases of $12.2 million in reader revenue, $1.4 million in gateway revenue and $629,000 in NRE revenue. Reader revenue increased primarily due to higher shipment volumes and ASPs, gateway revenue increased primarily due to higher ASPs; and NRE revenue increased due to timing of revenue recognition.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Risks Relating to Our Platform, Products and Technologies—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

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

Gross Profit and Gross Margin

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands, except percentages)	2021	2020	2019	Change	Change
Cost of revenue	$91,329	$73,783	$78,834	$17,546	$(5,051)
Gross profit	$98,954	$65,140	$74,002	$33,814	$(8,862)
Gross margin	52.0%	46.9%	48.4%	5.1%	(1.5)%

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

Year ended December 31, 2021 compared with year ended December 31, 2020

Cost of revenue increased $17.5 million, due primarily to increased endpoint IC and systems revenue. Gross margin increased 5.1%, due to inventory excess and obsolescence charges that had an unfavorable net gross margin impact of 2.2% in 2020, sales of fully reserved inventory that had a positive 1.5% impact in 2021, and increased underlying product margins primarily related to favorable endpoint IC product mix with an increasing mix of M700 and higher contribution from industrial and specialized products.

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

Operating Expenses

Research and Development

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Research and development	$64,058	$48,590	$38,880	$15,468	$9,710

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

Year ended December 31, 2021 compared with year ended December 31, 2020

Research and development expense increased $15.5 million, due primarily to increases of $6.9 million in stock-based compensation expense primarily related to PSU grant timing, and to a lesser extent, an increased number of equity grants outstanding. Other major factors driving the increase included $4.6 million in personnel expenses from higher headcount; $2.9 million in product-development costs; and $1.1 million in infrastructure costs from increased software costs.

Year ended December 31, 2020 compared with year ended December 31, 2019

Research and development expense increased $9.7 million, due primarily to increases of $4.2 million in personnel expenses from higher headcount, $3.9 million in stock-based compensation expense from PSUs and an increased number of equity grants outstanding and $1.2 million in product development costs as a result of fluctuations in the timing of development activities and $589,000 in infrastructure costs from increased software costs.

Sales and Marketing

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Sales and marketing	$34,287	$28,663	$32,642	$5,624	$(3,979)

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

Year ended December 31, 2021 compared with year ended December 31, 2020

Sales and marketing expense increased $5.6 million, due primarily to increases of $3.5 million in stock-based compensation expense primarily related to PSU grant timing, and an increased number of equity grants outstanding. Other major factors driving the increase included $2.2 million in personnel expenses from higher salaries and benefits, and commissions as a result of our increased revenue.

Year ended December 31, 2020 compared with year ended December 31, 2019

Sales and marketing expense decreased $4.0 million, due primarily to decreases of $3.3 million in personnel expenses from lower commission expense and, to a lesser extent, lower headcount, and $1.3 million from travel related expense due to Covid-19. These decreases were partially offset by a $516,000 increase in infrastructure costs from increased software costs.

General and Administrative

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
General and administrative	$36,137	$34,958	$24,141	$1,179	$10,817

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

Year ended December 31, 2021 compared with year ended December 31, 2020

General and administrative expense increased $1.2 million due primarily to increases of $3.6 million in stock-based compensation expense primarily related to PSU grant timing, and an increased number of equity grants outstanding. Other major factors comprising the increase included $3.1 million in professional services primarily related to non-settlement related legal fees offset by decreases of $5.8 million in settlement and related costs incurred in 2020.

Year ended December 31, 2020 compared with year ended December 31, 2019

General and administrative expense increased $10.8 million due primarily to increases of $5.4 million in the litigation settlement and related costs, $3.1 million in stock-based compensation expense from PSUs and an increased number of equity grants outstanding, $1.3 million in non-settlement related legal fees and $723,000 in personnel expenses from higher headcount.

Induced Conversion Expense

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Induced conversion expense	$11,333	$—	$—	$11,333	$—

In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Convertible Notes (“2019 Note Repurchase”). The 2019 Notes Repurchase transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, we recorded $11.3 million in induced conversion expense which is included in the Consolidated Statements of Operations for the year ended December 31, 2021. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Convertible Notes. For further information on the 2019 Notes, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Restructuring costs

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Restructuring costs	$1,721	$—	$—	$1,721	$—

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions in our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.7 million for employee termination benefits as well as $50,000 in other associated legal costs for the year ended December 31, 2021. We substantially completed our restructuring by June 30, 2021. For further information on this restructuring, please refer to Note 17 to our condensed consolidated financial statements included elsewhere in this report.

Other Income, Net

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Other income, net	$25	$650	$1,242	$(625)	$(592)

Other income, net comprises primarily interest income on our short-term investments.

Year ended December 31, 2021 compared with year ended December 31, 2020

Other income, net decreased $625,000, due primarily to a lower interest rate on our short-term and long-term investments.

Year ended December 31, 2020 compared with year ended December 31, 2019

Other income, net decreased $592,000, due primarily to a lower interest rate on our short-term investments.

Interest Expense

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Interest expense	$2,550	$5,413	$1,794	$(2,863)	$3,619

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the year ended December 31, 2021 use the new standard and we no longer record amortization of debt discount. We have not adjusted the comparative prior reporting period.

Year ended December 31, 2021 compared with year ended December 31, 2020

Interest expense decreased $2.9 million, due primarily to the fact we no longer record amortization of debt discount as noted above, and to a lesser extent, the impact of the partial repurchase of $76.4 million principal amount of the 2019 convertible senior notes in November 2021. For further information on the 2019 Notes, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Year ended December 31, 2020 compared with year ended December 31, 2019

Interest expense increased $3.6 million, due primarily to an increase in amortization of debt discount related to our subordinated convertible notes, or the 2019 Notes. For further information on the 2019 Notes, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Loss on Debt Extinguishment

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Loss on debt extinguishment	$—	$—	$(576)	$—	$576

In December 2019, we used $24.0 million of the net proceeds from the 2019 Notes to repay our senior credit facility in full, which was terminated pursuant to its terms. In connection with this repayment, we recorded a $576,000 loss on debt extinguishment, comprising a $470,000 prepayment penalty fees and a $106,000 write-off of unamortized debt issuance costs.

Income Tax Benefit (Expense)

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Income tax expense	$(153)	$(89)	$(198)	$(64)	$109

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

Year ended December 31, 2021 compared with year ended December 31, 2020

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; induced conversion expense; other income, net; interest expense; loss on debt extinguishment; and income tax benefit (expense). In fourth-quarter 2019, we revised our definition of adjusted EBITDA to exclude loss on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility. In second-quarter 2020, we revised our definition of adjusted EBITDA to exclude litigation settlement costs for the class-action and derivative lawsuits, including related costs. In fourth-quarter 2021, we revised our definition of adjusted EBITDA to exclude the expense incurred in connection with the November 2021 induced conversion of our 2019 Notes. We have excluded these costs and expenses because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. Neither revision to the definition of adjusted EBITDA impacted adjusted EBITDA previously reported for prior periods preceding the revisions. The following table presents a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Net loss	$(51,260)	$(51,923)	$(22,987)	$663	$(28,936)
Adjustments:
Other income, net	(25)	(650)	(1,242)	625	592
Interest expense	2,550	5,413	1,794	(2,863)	3,619
Loss on debt extinguishment	—	—	576	—	(576)
Income tax expense	153	89	198	64	(109)
Depreciation	4,602	4,504	4,809	98	(305)
Stock-based compensation	40,498	25,675	18,486	14,823	7,189
Restructuring costs	1,721	—	—	1,721	—
Settlement and related costs	(460)	5,359	—	(5,819)	5,359
Induced conversion expense	11,333	—	—	11,333	—
Adjusted EBITDA	$9,112	$(11,533)	$1,634	$20,645	$(13,167)

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; amortization of debt discount related to the equity component of our convertible notes; and prepayment penalty on debt extinguishment. In fourth-quarter 2019, we revised our definition of non-GAAP net income (loss) to exclude the prepayment penalty on debt extinguishment incurred in connection with the December 2019 repayment of our senior credit facility and amortization of debt discount related to the equity component of the 2019 Notes. We have revised the prior period non-GAAP net income (loss) to conform to our current period presentation. In second-quarter 2020, we revised our definition of non-GAAP net income (loss) to exclude litigation settlement costs for the class-action and derivative lawsuits, including related costs. Excluding settlement and related costs did not impact non-GAAP net income (loss) previously reported for prior periods preceding the revision. In fourth-quarter 2021, we revised our definition of non-GAAP net income (loss) to exclude the expense incurred in connection with the November 2021 induced conversion of our 2019 Notes.

GAAP requires that certain convertible debt instruments that may be settled in cash on conversion be accounted for as separate liability and equity components in a manner that reflects our non-convertible debt borrowing rate. This accounting results in the debt component being treated as though it was issued at a discount, with the debt discount being amortized as additional non-cash interest expense over the debt instrument term using the effective interest method. As a result, we believe that excluding this non-cash interest expense attributable to the debt discount in calculating our non-GAAP net income (loss) is useful because this interest expense is not indicative of our ongoing operational performance. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the year ended December 31, 2021 use the new standard and we no longer record amortization of debt discount.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Year Ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	Change	Change
Net loss	$(51,260)	$(51,923)	$(22,987)	$663	$(28,936)
Adjustments:
Depreciation	4,602	4,504	4,809	98	(305)
Stock-based compensation	40,498	25,675	18,486	14,823	7,189
Restructuring costs	1,721	—	—	1,721	—
Amortization of debt discount	—	3,566	140	(3,566)	3,426
Prepayment penalty on debt extinguishment	—	—	470	—	(470)
Induced conversion expense	11,333	—	—	11,333	—
Settlement and related costs	(460)	5,359	—	(5,819)	5,359
Non-GAAP net income (loss)	$6,434	$(12,819)	$918	$19,253	$(13,737)

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

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands, except percentages)
Statements of Operations Data:
Revenue	$52,574	$45,193	$47,268	$45,248	$36,448	$28,196	$26,457	$47,822
Cost of revenue	23,391	22,180	22,491	23,267	19,034	14,824	13,497	26,428
Gross profit	29,183	23,013	24,777	21,981	17,414	13,372	12,960	21,394
Gross margin	55.5%	50.9%	52.4%	48.6%	47.8%	47.4%	49.0%	44.7%
Operating expenses:
Research and development expense	17,578	16,789	15,900	13,791	14,971	11,901	10,661	11,057
Sales and marketing expense	9,710	8,736	8,196	7,645	8,086	6,964	6,123	7,490
General and administrative expense	9,125	9,860	8,998	8,154	8,743	7,527	12,446	6,242
Restructuring costs	458	—	—	1,263	—	—	—	—
Total operating expenses	36,871	35,385	33,094	30,853	31,800	26,392	29,230	24,789
Loss from operations	(7,688)	(12,372)	(8,317)	(8,872)	(14,386)	(13,020)	(16,270)	(3,395)
Other income (expense), net	4	2	(4)	23	66	49	126	409
Induced conversion expense	(11,333)	—	—	—	—	—	—	—
Interest expense	(974)	(526)	(525)	(525)	(1,392)	(1,360)	(1,349)	(1,312)
Loss on debt extinguishment	—	—	—	—	—	—	—	—
Loss before income taxes	(19,991)	(12,896)	(8,846)	(9,374)	(15,712)	(14,331)	(17,493)	(4,298)
Income tax expense	(23)	(28)	(60)	(42)	(5)	(15)	(41)	(28)
Net loss	(20,014)	$(12,924)	$(8,906)	$(9,416)	$(15,717)	$(14,346)	$(17,534)	$(4,326)
Net loss per share — basic and diluted	$(0.81)	$(0.53)	$(0.37)	$(0.40)	$(0.68)	$(0.63)	$(0.77)	$(0.19)
Weighted-average shares:
Basic	24,581	24,330	24,120	23,671	23,218	22,931	22,716	22,412
Diluted	24,581	24,330	24,120	23,671	23,218	22,931	22,716	22,412

Liquidity and Capital Resources

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $193.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. As of December 31, 2021, we had working capital of $220.3 million.

Historically, we have funded our operations primarily through cash generated from operations and by issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2021, our principal use of cash is funding operations to capture our market opportunity and capital expenditures.

We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the longer term, we plan to continue investing to enhance and extend our platform. If available funds are insufficient to fund our future activities or execute on our strategy, we may raise additional capital through equity, equity-linked and debt financing, to the extent such funding sources are available. Alternatively, we may be required to reduce expenses to manage liquidity; however, any such reductions could adversely impact our business and competitive position.

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

In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Convertible Notes (“2019 Note Repurchase”). The 2019 Notes Repurchase transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversion, we paid approximately $183.6 million in cash, and paid accrued and unpaid interest thereon.

For further information on the terms of this debt, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

2021 Notes

In November 2021, we issued the 2021 Notes in an aggregate principal amount of $287.5 million. The 2021 Notes are our senior unsecured obligations. The 2021 Notes bear interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The 2021 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2021 Notes will mature on May 15, 2027, unless earlier repurchased, redeemed, or converted in accordance with the terms of the indenture for the 2021 Notes.

The net proceeds from issuing the 2021 Notes were approximately $278.4 million after deducting initial debt issuance costs, and fees and expenses. We used approximately $183.6 million of the net proceeds for the cash repurchase of approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the offering of the 2021 Notes described in the section “Partial Repurchase of the Convertible Senior Notes – 2019” as described in Note 7 to our consolidated financial statements included elsewhere in this report. We will use the remainder of the net proceeds from the offering for general corporate purposes.

For further information on the terms of this debt, please refer to Note 7 to our consolidated financial statements included elsewhere in this report.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$6,465	$(16,877)	$4,708
Net cash used in investing activities	(18,642)	(36,287)	(13,099)
Net cash provided by financing activities	112,444	9,902	57,759

Operating Cash Flows

For the year ended December 31, 2021, we generated $6.5 million of net cash from operating activities. The net cash proceeds were driven primarily by $51.3 million of net loss adjusted for non-cash items, partially offset by $288,000 of working capital contribution.

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

Investing Cash Flows

For the year ended December 31, 2021, we used $18.6 million of net cash from investing activities. The net cash usage was driven primarily by investments and equipment purchases of $84.4 million and $16.2 million, respectively, partially offset by investment maturities of $82 million.

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

Financing Cash Flows

For the year ended December 31, 2021, we generated $112.4 million of net cash from financing activities. The net cash proceeds were driven primarily by $278.4 million net proceeds from issuing the 2021 Notes. This amount was offset by $183.6 million for the cash repurchase of approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the offering of the 2021 Notes described in the section “Partial Repurchase of the Convertible Senior Notes – 2019” as described in Note 7 to our consolidated financial statements included elsewhere in this report. Other major factors included $17.6 million from exercised stock options and our employee stock purchase plan.

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

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$316,215	$3,521	$6,863	$16,714	$289,117
Operating lease obligations
Operating lease obligations	18,490	$5,014	$6,747	$6,729	$—
Sublease income	(1,580)	$(1,457)	$(123)	$—	$—
Net operating lease commitments	16,910	3,557	6,624	6,729	—
Purchase commitments (2)	60,734	60,301	433	—	—
Total	$393,859	$67,379	$13,920	$23,443	$289,117
(1) 2019 Notes include $986,000 of interest payments. 2021 Notes include $17.9 million of interest payments.

(2) Purchase commitments comprise primarily non-cancelable commitments to purchase $54.4 million of inventory as of December 31, 2021, non-cancelable software license agreements with vendors, and equipment purchases.

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

We had sales of fully reserved inventory, which had a favorable net impact of 1.5% on our gross margin for 2021 and recorded inventory excess and obsolescence charges which had an unfavorable net impact of 2.2% and 1.7% on our gross margin for 2020 and 2019, respectively.

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

Stock-Based Compensation

We measure stock-based compensation costs for all share-based awards at fair value on the grant date and recognize compensation expense on a straight-line basis over the requisite service period, which typically vest over four years. We account for forfeitures as they occur. We determine the fair value of RSUs based on the closing price of our common stock at the date of grant. We determine the fair value of MSUs by using a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. We determine the fair value of stock options at the date of grant by using the Black-Scholes option-pricing model. We also use the Black-Scholes option-pricing model to determine the fair value of each common share issued under the ESPP. We determine the fair value of the ESPP grants on the first day of each offering period.

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

In 2021, we began granting RSUs with market and service conditions, or MSUs to certain executives. The MSUs are eligible to vest based on our total stockholder return (“TSR”) relative to the TSR of the constituents comprising the S&P Semiconductor Select Industry Index over two measurement periods. Half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2022, and half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2023. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. The aggregate grant-date fair value of these shares was estimated to be $6.4 million using the Monte Carlo simulation valuation method.

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

We had cash, cash equivalents and short-term investments of $193.3 million and $106.1 million as of December 31, 2021 and 2020, respectively. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Inventory valuation
Description of the Matter

The Company's inventories totaled $22.0 million as of December 31, 2021. As explained in Note 2 to the financial statements, the Company determines the appropriate value of all inventories, including raw materials, work-in-process, and finished goods in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those amounts are determined to be less than cost.

Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control, including management's assumptions about the product supply, demand, and life cycle.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve process. This included management's determination of the assumptions and data underlying the excess and obsolete inventory valuation.

To test the Company's estimates for excess and obsolete inventory, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions (e.g., forecasted customer demand, technological and/or market obsolescence, and possible alternative uses). We compared the significant assumptions used by management to current industry and economic trends. We assessed whether there were any potential sources of contrary information, including historical forecast accuracy or history of significant revisions to previously recorded inventory valuation adjustments.  We also performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2020. Seattle, Washington February 14, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Impinj, Inc.

Opinion on the Financial Statements

We have audited the consolidated statement of operations, comprehensive loss, changes in stockholders’ equity and cash flows of Impinj, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 2, 2020

We served as the Company's auditor from 2002 to 2020.

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$123,903	$23,636
Short-term investments	69,443	82,453
Accounts receivable, net of allowances of $1,132 and $533 at December 31, 2021 and 2020, respectively	35,449	25,003
Inventory	21,958	36,329
Prepaid expenses and other current assets	5,049	3,943
Total current assets	255,802	171,364
Long-term investments	14,225	-
Property and equipment, net	27,500	16,531
Operating lease right-of-use assets	11,667	13,761
Other non-current assets	2,462	2,079
Goodwill	3,881	3,881
Total assets	$315,537	$207,616
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$11,732	$10,144
Accrued compensation and employee related benefits	6,365	5,529
Accrued and other current liabilities	2,481	1,468
Current portion of operating lease liabilities	4,143	3,641
Restructuring liabilities	591	—
Current portion of long-term debt	9,633	—
Current portion of deferred revenue	558	6,811
Total current liabilities	35,503	27,593
Long-term debt, net of current portion	278,661	54,556
Operating lease liabilities, net of current portion	11,934	15,266
Other long-term liabilities	279	805
Deferred revenue, net of current portion	236	277
Total liabilities	326,613	98,497
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 24,737 and 23,350 shares issued and outstanding at December 31, 2021 and 2020, respectively	25	23
Additional paid-in capital	351,422	423,759
Accumulated other comprehensive (loss) income	(39)	3
Accumulated deficit	(362,484)	(314,666)
Total stockholders' equity	(11,076)	109,119
Total liabilities and stockholders' equity	$315,537	$207,616

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$190,283	$138,923	$152,836
Cost of revenue	91,329	73,783	78,834
Gross profit	98,954	65,140	74,002
Operating expenses:
Research and development	64,058	48,590	38,880
Sales and marketing	34,287	28,663	32,642
General and administrative	36,137	34,958	24,141
Restructuring costs	1,721	—	—
Total operating expenses	136,203	112,211	95,663
Loss from operations	(37,249)	(47,071)	(21,661)
Other income, net	25	650	1,242
Induced conversion expense	(11,333)	—	—
Interest expense	(2,550)	(5,413)	(1,794)
Loss on debt extinguishment	—	—	(576)
Loss before income taxes	(51,107)	(51,834)	(22,789)
Income tax expense	(153)	(89)	(198)
Net loss	$(51,260)	$(51,923)	$(22,987)

Net loss per share — basic and diluted	$(2.12)	$(2.28)	$(1.05)
Weighted-average shares outstanding — basic and diluted	24,176	22,819	21,847

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(51,260)	$(51,923)	$(22,987)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(42)	(31)	43
Total other comprehensive loss	(42)	(31)	43
Comprehensive loss	$(51,302)	$(51,954)	$(22,944)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2018	21,492	21	337,627	(239,756)	(9)	97,883
Issuance of common stock	725	1	9,196	—	—	9,197
Stock-based compensation	—	—	18,486	—	—	18,486
Net loss	—	—	—	(22,987)	—	(22,987)
Other comprehensive income	—	—	—	—	43	43
Equity component of issuance of 2019 Notes, net of issuance costs of $1,089 (Note 7)	—	—	32,743		—	32,743
Premiums paid for Capped Call Transactions (Note 7)	—	—	(10,126)	—	—	(10,126)
Balance at December 31, 2019	22,217	22	387,926	(262,743)	34	125,239
Issuance of common stock	1,133	1	10,158	—	—	10,159
Stock-based compensation	—	—	25,675	—	—	25,675
Net loss	—	—	—	(51,923)	—	(51,923)
Other comprehensive loss	—	—	—	—	(31)	(31)
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	1,387	2	17,646	—	—	17,648
Stock-based compensation	—	—	40,498	—	—	40,498
Induced conversion on 2019 Notes (Note 7)	—	—	(97,738)	—	—	(97,738)
Net loss	—	—	—	(51,260)	—	(51,260)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(51,260)	$(51,923)	$(22,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,602	4,504	4,809
Stock-based compensation	40,498	25,675	18,486
Accretion of discount or amortization of premium on investments	896	224	(506)
Amortization of debt issuance costs and debt discount	568	3,680	206
Loss on debt extinguishment	—	—	576
Induced conversion expense related to convertible notes	11,333	—	—
Settlement and related costs	(460)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,446)	(1,268)	(5,273)
Inventory	14,371	(2,176)	10,572
Prepaid expenses and other assets	(770)	(3,081)	(524)
Deferred revenue	(6,294)	6,324	(70)
Accounts payable	2,340	3,491	1,046
Accrued compensation and employee related benefits	836	(330)	(1,486)
Operating lease right-of-use assets	2,792	2,740	2,153
Operating lease liabilities	(3,528)	(3,380)	(3,038)
Accrued and other liabilities	987	(1,357)	744
Net cash provided by (used in) operating activities	6,465	(16,877)	4,708
Investing activities:
Purchases of investments	(84,412)	(82,735)	(72,413)
Proceeds from maturities of investments	82,000	49,522	61,743
Purchases of property and equipment	(16,230)	(3,074)	(2,429)
Net cash used in investing activities	(18,642)	(36,287)	(13,099)
Financing activities:
Proceeds from issuance of 2019 Notes, net of issuance costs	—	—	83,475
Premiums paid for capped call transactions	—	—	(10,126)
Principal payments on finance lease obligations	(2)	(257)	(522)
Payments on term and equipment loans	—	—	(28,192)
Proceeds from term loans, net of debt issuance costs	—	—	3,991
Proceeds from exercise of stock options and employee stock purchase plan	17,648	10,159	9,133
Proceeds from issuance of 2021 Notes, net of issuance costs	278,422	—	—
Payment of 2019 Notes	(183,624)	—	—
Net cash provided by financing activities	112,444	9,902	57,759
Net increase (decrease) in cash and cash equivalents	100,267	(43,262)	49,368
Cash and cash equivalents
Beginning of period	23,636	66,898	17,530
End of period	$123,903	$23,636	$66,898

Supplemental disclosure of cashflow information:
Cash paid for interest	1,559	1,720	1,612
Purchases of property and equipment not yet paid	417	1,076	557
Disposal of fully depreciated property and equipment	4,467	308	1,432

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, to limit our investments exposure. We extend credit to customers based upon our evaluation of the customer’s financial condition and generally collateral is not required. The following table presents total revenue and accounts receivable concentration for the indicated periods as of the dates presented:

	Year Ended December 31,
	2021	2020	2019
Revenue:
Avery Dennison(1)	32%	32%	31%
North American logistics provider	*	*	14
Arizon	11	10	*
	43%	42%	45%
* Less than 10%
(1) Includes revenue concentration related to Smartrac NV, or Smartrac. Avery Dennison acquired Smartrac in March 2020.

	As of December 31,
	2021	2020
Accounts Receivable:
Avery Dennison(1)	21%	21%
Arizon	13	17
Xindeco	*	12
Intel	13	*
Blue Star	13	*
	60%	50%
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

Investments

Our investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, and asset-backed securities. The contractual maturities of a portion of our available-for-sale, or AFS, debt securities are over a year and are classified as long-term investments on the balance sheet. AFS debt securities are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). For AFS debt securities where fair value is less than cost, we intend to hold or more-likely-than-not will not be required to sell such securities; if any, we record credit-related impairment in the consolidated statements of operations through an allowance for credit losses and adjust each period for changes in credit risk. The gross unrealized gains or losses on short-term and long-term investments as of December 31, 2021 and 2020 were not material.

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

Investments — Our investments comprise fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, treasury bills and asset-backed securities. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Debt —See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2026 and 2027.

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

We derive a majority of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, as well as to distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of December 31, 2021 or 2020; except for $1.2 million past-due rent receivables from our sublease as of December 31, 2020, which was subsequently collected in 2021.

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

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return	Balance at End of Year
Allowance for sales returns and price exceptions:
During year ended December 31, 2021	$406	$2,780	$(2,239)	$947
During year ended December 31, 2020	1,072	1,109	(1,775)	406
During year ended December 31, 2019	373	2,939	(2,240)	1,072

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

We had sales of fully reserved inventory, which had a favorable net impact of 1.5% on our gross margin for 2021 and recorded inventory excess and obsolescence charges which had an unfavorable net impact of 2.2% and 1.7% on our gross margin for 2020 and 2019, respectively. The favorable net impact in 2021 occurred primarily from sales of fully reserved inventory in the first and third quarters which were primarily endpoint ICs included in the excess and obsolescence charge noted below and, to a lesser extent, readers. During 2020 and 2019, we recorded excess and obsolescence charges due primarily to reduced demand for older-generation endpoint ICs and EU gateways, which reduced the inventory value of the impacted products to zero. At the time, we expected future demand to be met by our newer generation endpoint ICs and EU gateways. Instead, as a result of industry-wide wafer shortages and reader supply constraints in 2021, we sold a significant portion of the reserved endpoint ICs and gateways in the year ended December 31, 2021.

Property and Equipment

We record property and equipment at cost and depreciate it using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Category	Useful Life
Laboratory equipment	3 to 10 years
Computer equipment and software	3 to 5 years
Furniture and fixtures	5 to 7 years
Equipment acquired under finance leases	6 to 7 years
Leasehold improvements	Shorter of remaining lease term or expected useful life

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Other Assets

Other assets primarily comprise capitalized implementation costs from cloud computing arrangements and security deposits. We capitalize eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement. Cloud computing arrangement costs, included in prepaid expenses and other current assets were $413,000 and $228,000 and other non-current assets were $2.3 million and $1.8 million as of December 31, 2021 and December 31, 2020, respectively. Amortization expense associated with the cloud computing arrangements was $215,000 for 2021 and not material for 2020. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities.

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

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. We record a liability for the estimated cost of product warranties based on historical claims, product failure rates and other factors when the related revenue is recognized. We review these estimates periodically and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2021 and 2020 were not material.

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

We have various non-cancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, Thailand, and Malaysia, with expiration dates from 2022 to 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that are factored into the classification and measurement of the lease when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component.

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

In 2021, we began granting RSUs with market and service conditions, or MSUs, to certain executives. The MSUs are eligible to vest based on our total stockholder return (“TSR”) relative to the TSR of the constituents comprising the S&P Semiconductor Select Industry Index over two measurement periods. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. We have outstanding stock options, RSUs, PSUs, MSUs, and ESPPs which we include in the calculation of diluted net loss per share if their effect would be dilutive. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

We used the treasury stock method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the year ended December 31, 2020. Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes and the 2021 Notes on diluted net loss per share for the year ended December 31, 2021. For more information about the 2019 Notes and the 2021 Notes, please refer to Note 7 to our consolidated financial statements.

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for our convertible notes due 2026, or the 2019 Notes, on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. Interest expense decreased for the year ended December 31, 2021 compared with the years ended December 31, 2020 and December 31, 2019, respectively, as we no longer separate an equity component of the 2019 Notes and incur amortization of debt discount. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption.

The condensed consolidated financial statements as of and for the year ended December 31, 2021, are presented under ASU 2020-06, while comparative prior reporting periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$113,058	$—	$113,058	$12,425	$—	$12,425
Total cash equivalents	113,058	—	113,058	12,425	—	12,425
Short-term investments:
U.S. government agency securities	—	4,066	4,066	—	20,293	20,293
Corporate notes and bonds	—	36,966	36,966	—	13,185	13,185
Commercial paper	—	16,489	16,489	—	23,983	23,983
Treasury bill	—	4,490	4,490	—	24,992	24,992
Asset-backed securities	—	7,432	7,432	—	—	—
Total short-term investments	—	69,443	69,443	—	82,453	82,453
Long-term investments:
U.S. government agency securities	—	14,225	14,225	—	—	—
Total long-term investments	—	14,225	14,225	—	—	—
Total	$113,058	$83,668	$196,726	$12,425	$82,453	$94,878

We did not have any Level 3 assets as of December 31, 2021 or 2020. There were no liabilities measured at fair value as of December 31, 2021 or 2020. Short-term investments are expected to mature within 1 year from the reporting date. Long-term investments are expected to mature between 1 and 2 years from the reporting date. Amortized Cost of all investments by category does not materially differ from fair value. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2026 and 2027.

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$6,305	$5,275
Work-in-process	7,873	9,815
Finished goods	7,780	21,239
Total inventory	$21,958	$36,329

Note 5. Property and Equipment

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31, 2021	December 31, 2020
Laboratory equipment	$32,159	$18,240
Computer equipment and software	2,991	5,292
Furniture and fixtures	1,138	1,138
Equipment acquired under finance leases	2,960	3,461
Leasehold improvements	10,513	10,559
Total property and equipment, gross	49,761	38,690
Less: Accumulated depreciation	(22,261)	(22,159)
Total property and equipment, net	$27,500	$16,531

Depreciation expense, which includes amortization of finance lease assets, was $4.6 million, $4.5 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net book value of property and equipment acquired under finance leases was $0.2 million and $0.4 million at December 31, 2021 and 2020, respectively.

Note 6. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents U.S. and foreign components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(51,488)	$(52,343)	$(23,291)
Foreign	381	509	502
Loss before income taxes	$(51,107)	$(51,834)	$(22,789)

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(8)	(56)	(36)
Foreign	(137)	(76)	(150)
	(145)	(132)	(186)
Deferred:
U.S. - Federal	(7)	32	(11)
U.S. - State	(1)	11	(1)
Foreign	—	—	—
	(8)	43	(12)
Total income tax benefit (expense)	$(153)	$(89)	$(198)

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2021 as we intend to permanently reinvest future such earnings outside the United States. The amount of the unrecognized deferred tax liability, if incurred, is expected to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2021	2020	2019
U.S. Statutory Rate	21.0%	21.0%	21.0%
Change in valuation allowance	(33.3)	(23.6)	(22.9)
State taxes (net of federal benefit)	0.2	(0.4)	(0.4)
Federal research and development credit	8.5	3.9	5.9
Stock-based compensation	10.2	0.2	(1.9)
Inducement Premium	(4.7)	—	—
Unrecognized tax benefits	(2.1)	(1.1)	(1.2)
Other, net	(0.1)	(0.2)	(1.4)
Effective income tax rate	(0.3%)	(0.2%)	(0.9%)

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

The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31, 2021	December 31, 2020
Net operating loss carryforwards	$58,673	$45,714
Credit carryforwards	13,879	10,607
Capitalized research and development	857	1,481
Operating lease liabilities	3,425	4,030
Allowances	859	1,704
Deferral of employer taxes	111	283
Deferred revenue	50	59
Stock-based compensation	6,762	4,359
Disallowed interest expense	768	374
Inventory cost capitalization	506	496
Other	23	24
Deferred tax assets	85,913	69,131
Less: Valuation allowance	(82,461)	(58,820)
Net deferred tax assets	3,452	10,311
Deferred tax liability:
Goodwill	(744)	(689)
Depreciation and amortization	(336)	(590)
Operating lease ROU assets	(2,485)	(2,933)
Convertible notes	—	(6,204)
Deferred tax liabilities	(3,565)	(10,416)
Net deferred tax liability	$(113)	$(105)

Realizing deferred tax assets depends on us generating future taxable income, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020 because, based on the weight of available evidence, it is more likely than not that we will not realize the deferred tax assets.

We have accumulated federal tax losses of approximately $274.7 million and $213.5 million, respectively, as of December 31, 2021 and 2020, which are available to reduce future taxable income. The Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $146 million with an indefinite life as of December 31, 2021. We have accumulated state tax losses of approximately $23.3 million and $21.0 million as of December 31, 2021 and 2020, respectively. Additionally, we have net research and development credit carryforwards of $18.3 million and $14.0 million as of December 31, 2021 and 2020, respectively, which are available to reduce future tax liabilities. The pre-2018 federal tax losses and research and development credit carryforwards began expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. We have completed a formal IRC Section 382 study through June 30, 2020 and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may affect the limitation in future years.

We are currently not under audit in any tax jurisdiction. Tax years from 2000 through 2021 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that positions might be challenged by taxing authorities despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$3,519	$3,428	$3,159
Gross increase to tax positions in prior periods	—	(417)	—
Gross increase to tax positions in current periods	1,090	508	269
Balance at end of period	$4,609	$3,519	$3,428

At December 31, 2021, we recorded the total amount of unrecognized tax benefit of $4.6 million as a reduction to the deferred tax asset. If recognized, it would have no impact to our effective tax rate as we have a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We record accrued interest and penalties related to unrecognized tax benefits as income tax expense and their value is zero.

Note 7. Long-term debt

Convertible Senior Notes

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	December 31, 2021			December 31, 2020
	Principal Amount	Unamortized debt issuance costs (1)	Net Carrying Amount	Principal Amount	Unamortized debt discount and debt issuance costs (1)	Net Carrying Amount
2019 Notes (2)	$9,850	$(217)	$9,633	$86,250	$(31,694)	$54,556
2021 Notes	287,500	(8,839)	278,661	-	-	-
Total Debt	297,350	(9,056)	288,294	86,250	(31,694)	54,556
Short-term Debt	9,850	(217)	9,633	-	-	-
Long-term Debt	$287,500	$(8,839)	$278,661	$86,250	$(31,694)	$54,556

(1) We adopted ASU 2020-06 on January 1, 2021 using modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Accordingly, we no longer had unamortized debt discount related to the equity component of the 2019 Notes as of December 31, 2021. For further information on adoption of ASU 2020-06, please refer to Note 2.

(2) In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Convertible Notes (“2019 Note Repurchase”) which we accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of this transaction, we recorded unamortized debt issuance costs of $1.8 million in additional paid-in capital. Please refer to section "Partial Repurchase of the Convertible Senior Notes – 2019".

In December 2019, we issued $86.3 million aggregate principal amount of convertible senior notes due December 15, 2026 (the 2019 Notes) and in November 2021, we issued $287.5 million aggregate principal amount of convertible senior notes due May 15, 2027 (the 2021 Notes) (collectively, the Notes).

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions) (1)
2019 Notes	December 15, 2026	2%	June 15, 2020	2.47%	June 15; December 15	28.9415	$34.55	0.3
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6
(1) Amount for 2019 Notes represents amount after repurchase of the Notes.

The 2019 Notes, and the 2021 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures for the 2019 Notes and 2021 Notes (the Indentures). The total net proceeds from the 2019 Notes and the 2021 Notes, after deducting initial debt issuance costs, fees and expenses, were $83.5 million and $278.4 million, respectively. We used a portion of the proceeds from the 2019 Notes to pay the cost of the capped call transactions described in the section “Capped Calls” and to repay our senior credit facility described in the section “Senior Credit Facility”. We used approximately $183.6 million of the net proceeds of the 2021 Notes, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with us offering the 2021 Notes, as described in the section “Partial Repurchase of the Convertible Senior Notes – 2019”. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

Terms of the Notes

The Notes holders may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2020 for the 2019 Notes and the fiscal quarter ending on March 31, 2022 for the 2021 Notes (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	prior to the close of business on the second scheduled trading day immediately preceding the redemption date if we call the Notes for redemption; or
•	upon the occurrence of specified corporate events, as described in the indenture.

Regardless of the foregoing circumstances, holders may convert all or any portion of the Notes, in increments of $1,000 principal amount, on or after September 15, 2026 (2019 Notes) and on or after February 15, 2027 (2021 Notes), until the close of business on the second scheduled trading day immediately preceding the maturity date.

We may redeem all, or a portion of the Notes for cash, at our option, on or after December 20, 2023 (2019 Notes) or on or after November 20, 2024 (2021 Notes), if the last reported sale price of our common stock has been at least 130% of the conversion price at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

Notes holders who convert their Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the indenture), Notes holders may require us to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

Accounting for the Notes

Prior to January 1, 2021, we separated the 2019 Notes into liability and equity components.

We determined the fair value of the liability component to be $52.5 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument based on the expected term. We determined the borrowing rate to be 9.90% based on the market rates for nonconvertible debt instruments issued by other companies with publicly available credit ratings considered to be comparable to us. We recognized the excess of the principal amount of the 2019 Notes over the initial carrying amount of the liability component as a debt discount of $33.8 million and amortized it to interest expense over the expected term of the 2019 Notes using the effective interest rate method. We recorded the equity component of $33.8 million as additional paid-in capital, calculated as the difference between the total proceeds of $86.3 million and the initial carrying amount of the liability component.

We allocated the 2019 Notes total issuance costs of $2.8 million between liability and equity in the same proportion as the allocation of our total proceeds to liability and equity components. We amortized the issuance costs attributable to the liability component of $1.7 million to interest expense over the respective term of the 2019 Notes using the effective interest rate method. We netted the issuance costs attributable to the equity component of $1.1 million against the respective equity component in additional paid-in capital.

Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. As a result, we accounted for the 2019 Notes as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption.

We accounted for the 2021 Notes issuance as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. We presented the 2021 Notes total issuance costs of $9.1 million as a direct deduction from the face amount of the 2021 Notes. We amortized the issuance costs to interest expense over the respective term of the 2021 Notes using the effective interest rate method.

Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020		Year Ended December 31, 2019
	2019 Notes	2021 Notes	Total	2019 Notes	Total	2019 Notes	Total
Amortization of debt discount (1)	$—	$—	$—	$3,566	$3,566	$140	$140
Amortization of debt issuance costs	329	239	568	115	115	4	4
Cash interest expense	1,488	494	1,982	1,732	1,732	72	72
Total interest expense	$1,817	$733	$2,550	$5,413	$5,413	$216	$216

(1) We adopted ASU 2020-06 on January 1, 2021 using modified retrospective transition method and accounted for the 2021 Notes on a whole-instrument basis. For further information on adoption of ASU 2020-06, please refer to Note 2.

Accrued interest related to the 2019 Notes as of December 31, 2021 and 2020 was not material. Accrued interest related to the 2021 Notes as of December 31, 2021 was $494,000. We record accrued interest in accrued liabilities in our consolidated balance sheet.

Our estimated fair value of the 2021 Notes was $314.3 million as of December 31, 2021, which we determined through consideration of quoted market prices. Our estimated fair value of the 2019 Notes was $26.2 million and $118.7 million as of December 31, 2021 and 2020, respectively, which we determined through consideration of quoted market prices. The fair value for both Notes is classified as Level 2, as defined in Note 2.

Capped Calls

In connection with issuing the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped-call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion or settlement of the 2019 Notes, or to offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped-call transactions, then our stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case, to the extent then-market price per share of our common stock exceeds the cap price. The initial cap price of the capped call transactions is $54.20 per share, which represents a 100% premium over the last reported sale price of our common stock of $27.10 per share on December 11, 2019 subject to certain adjustments under the terms of the capped call transactions. The capped call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

The capped-call transactions meet the criteria for classification in equity, are not accounted for as derivatives, and are not remeasured each reporting period. We paid $10.1 million for the capped-call transactions, which we recorded as a reduction to additional paid-in-capital within shareholders’ equity.

Partial Repurchase of the Convertible Senior Notes – 2019

In November 2021, we completed a privately negotiated induced conversion of $76.4 million principal amount of the 2019 Convertible Notes (“2019 Note Repurchase”). We accounted for the 2019 Notes Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversion, we paid approximately $183.6 million in cash, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $11.3 million in induced conversion expense which is included in the Condensed Consolidated Statements of Operations for the year ended December 31, 2021. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Convertible Notes. We accounted for the remaining cash consideration under the original terms of the 2019 Notes under the general conversion accounting guidance where the difference between the carrying amount of the 2019 Notes retired, including unamortized debt issuance costs of $1.8 million, and the cash consideration paid, was recorded in additional paid-in capital.

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

Note 8. Stockholders’ Equity

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law or by our certificate of incorporation. There was no preferred stock issued and outstanding as of December 31, 2021 or 2020.

Common Stock

As of December 31, 2021, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

The following shares of common stock have been reserved for future issuance as of the date presented (in thousands):

December 31, 2021
Option awards outstanding	2,288
Restricted stock units outstanding	1,517
Common stock reserved under equity incentive plans	1,420
Common stock reserved under employee stock purchase plan	749
Total	5,974

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

Stock Options

The following table summarizes option award activity for the year ended December 31, 2021 (in thousands, except per share data and years):

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2020	3,061	$23.56	7.55	$56,174
Granted	10	58.27
Exercised	(721)	20.79
Forfeited or expired	(62)	25.46
Outstanding at December 31, 2021	2,288	24.53	6.65	146,827
Vested and exercisable at December 31, 2021	1,568	$23.29	6.25	$102,578

We estimate the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.8% - 1.2%	0.3% - 1.7%	1.4% – 2.6%
Expected dividends yield	None	None	None
Expected volatility	71.2% - 72.4%	64.3% - 70.3%	60.8% - 64.3%
Weighted-average expected term	6.08	6.08	6.08
Weighted-average fair value of options granted	$36.94	$16.56	$18.31

We determined that it was not practicable to calculate the volatility of our share price because we do not have an extensive public trading history for shares of our common stock. Therefore, we estimated our volatility based on a combination of our historical volatility since becoming a publicly traded company and reported market value data for a group of publicly traded entities that we believe are relatively comparable after consideration of their size, stage of lifecycle, profitability, growth and risk and return on investment.

To determine the expected term, we generally apply and have historically applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the options as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $33.7 million, $10.2 million and $10.0 million, respectively. The total grant date fair value of options vested was $12.8 million, $11.7 million and $14.8 million during 2021, 2020 and 2019, respectively.

As of December 31, 2021, our total unrecognized stock-based compensation cost related to unvested stock options was $11.1 million, which we will recognize over the weighted-average remaining requisite service period of 1.7 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units, RSUs, including RSUs with performance conditions, or PSUs, and RSUs with market and service conditions, or MSUs, for the year ended December 31, 2021 (in thousands, except per share data):

	Number of Underlying Shares			Weighted-Average Grant Date Fair Value
	RSUs	MSUs	PSUs	RSUs	MSUs	PSUs
Outstanding at December 31, 2020	836	—	251	$30.07	$—	$27.84
Granted	695	84	271	56.40	77.01	54.67
Vested	(323)	—	(241)	30.29	—	27.84
Forfeited	(43)	—	(13)	37.07	—	33.23
Outstanding at December 31, 2021	1,165	84	268	$45.45	$77.01	$54.67

We granted PSUs in 2019, 2020 and 2021 under our annual bonus program to our senior executives and other bonus-eligible employees. The number of annual PSUs that ultimately vest depends on us attaining financial metrics for the fiscal year as well as on the employee’s continued employment through the vesting date. The compensation committee and board of directors certified achievement of the financial metric for PSUs granted in 2019, vesting 243,000 shares in first-quarter 2020. The compensation committee and board of directors certified achievement of the financial metric for PSUs granted in 2020, vesting 241,000 shares in first-quarter 2021. Based upon attainment of the financial metric for 2021, we expect approximately 240,000 shares to vest in first-quarter 2022.

We record compensation expense for each period based on our estimate of the most probable number of PSUs that will vest, and we recognize the expense over the related service period. The stock-based compensation expense we recognized for PSUs was $13 million and $5.7 million for the year ended December 31, 2021 and 2020.

The total fair market value of RSUs vested was $18.2 million during 2021 and $5.0 million and $1.5 million, respectively, during 2020 and 2019. The total fair value of PSUs vested was $15.4 million during 2021 and $7.5 million during 2020. We will record the grant-date fair value of the outstanding RSUs as stock-based compensation expense over the vesting period. As of December 31, 2021, there was $45.6 million of total unrecognized compensation cost related to unvested RSUs, which we expect to recognize over a weighted average period of 2.8 years. As of December 31, 2021, there was $2.1 million of total unrecognized compensation cost related to PSUs, which we expect to recognize in less than one year.

On April 12, 2021 and May 20, 2021, we granted a total of 83,750 shares of MSUs, to certain executives. The MSUs are eligible to vest based on our total stockholder return (“TSR”) relative to the TSR of the constituents comprising the S&P Semiconductor Select Industry Index over two measurement periods. Half of the MSUs are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2022, and half are eligible to vest based on our relative TSR during the period from January 1, 2021 through December 31, 2023. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. We estimated the aggregate grant-date fair value of these shares to be $6.4 million using the Monte Carlo simulation valuation method. We recorded $2.0 million of stock-based compensation expense related to the MSUs for the year ended December 31, 2021. As of December 31, 2021, our total unrecognized stock-based compensation cost related to unvested MSUs was $4.5 million, which we will recognize over the weighted-average period of 2.2 years.

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

As of December 31, 2021, the total unrecognized stock-based compensation related to the ESPP was $0.2 million, which we will recognize on a straight-line basis over the weighted-average remaining service period of less than one year.

We estimate the fair value of the ESPP granted at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.0% - 0.1%	0.1% - 1.6%	1.9% – 2.5%
Expected term	0.5 Years	0.5 Years	0.5 years
Expected volatility	61.0% - 65.8%	46.9% - 91.0%	66.5% – 72.3%

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,869	$1,015	$772
Research and development expense	17,170	10,314	6,427
Sales and marketing expense	9,496	5,981	6,003
General and administrative expense	11,963	8,365	5,284
Total stock-based compensation expense	$40,498	$25,675	$18,486

Note 10. Leases

The following table presents the components of lease expense in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease costs(a)
Single lease costs	$4,154	$4,121
Variable lease costs	1,910	1,738
Sublease income(b)	(1,900)	(1,902)
Total operating lease costs	$4,164	$3,957

(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that we sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$4,895	$4,755
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$698	$—

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of:

	2021	2020
Weighted-average remaining lease term (years)	4.4	5.3
Weighted-average discount rate	6.7%	6.9%

The following table presents future lease payments under operating leases as of December 31, 2021 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2022	$5,014	$(1,457)	$3,557
2023	3,528	(123)	3,405
2024	3,219	—	3,219
2025	3,315	—	3,315
2026	3,414	—	3,414
Thereafter	—	—	—
Total lease payments	$18,490	$(1,580)	$16,910
Less: Imputed interest	(2,413)
Present value of lease liabilities	16,077
Less: Current portion of lease liabilities	4,143
Lease liabilities, net of current portion	$11,934

Note 11. Commitments and Contingencies

Indemnifications

In the normal course of business, we may enter into agreements that require us to indemnify either customers or suppliers for specific risks. While we cannot estimate our maximum exposure under these indemnification provisions, to date they have not had a material impact on our consolidated results of operations or financial condition.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes it is both probable that a liability has been incurred and we can reasonably estimate the amount of loss. For the year ended December 31, 2021, we recorded $0.5 million in recovery costs related to settling the shareholder derivative action described below. For the year ended December 31, 2020, we recorded $5.4 million of our paid settlement of the federal securities class action to general and administrative expenses. As of December 31, 2021, and 2020, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Shareholder Derivative Actions

On October 26, 2018, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware against our chief executive officer, former chief operating officer, former chief financial officer and certain of our directors. We were a nominal defendant. On November 8, 2018, a third shareholder derivative action was filed in this same court against the same defendants. Captioned Weiss v. Diorio, et al., Fotouhi v. Diorio, et al., and De la Fuente v. Diorio, et al., the derivative complaints, purportedly brought on behalf of us, were premised on many of the allegations asserted in the since-settled federal and state securities class actions and alleged that the defendants breached their fiduciary duties to us and allegedly made false or misleading statements and omissions of material fact in violation of Section 14(a) of the Securities Exchange Act regarding our business and operations. The derivative actions included claims for, among other things, unspecified damages in favor of us, corporate actions to purportedly improve our corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. On January 28, 2019, the Delaware federal court entered a stipulated order that stayed these derivative actions until resolution of the pending federal securities class actions.

On July 10, 2020, following a private settlement mediation, the parties executed a stipulation of settlement to settle and resolve the claims in the consolidated derivative action. The settlement required us to implement certain corporate governance changes and to pay up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. Our insurers agreed to contribute up to $900,000 to plaintiffs’ counsel for attorneys’ fees and expenses. On August 5, 2020, at the court’s request, the parties filed supplemental briefings in respect of their joint motion for preliminary settlement approval. On February 26, 2021, the court entered an order preliminarily approving the settlement. On May 11, 2021, the court held a final approval hearing. On November 22, 2021, the Court issued an opinion and final order approving the settlement resolving the consolidated derivative actions and awarding plaintiffs’ counsel less than half of the $900,000 attorneys’ fees and expenses noted above. The approximately $0.5 million in savings from the contemplated final settlement of the derivative action was remitted by the insurer to us because we contributed $5.4 million towards the federal securities class action due to exhaustion of our applicable insurance covering both the federal securities class action and the consolidated shareholder derivative actions.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP in California

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. Our original complaint alleged that certain NXP endpoint ICs infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We are seeking, among other things, past damages, including lost profits; no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing the endpoint IC NXP introduced in 2017. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid and that the infringed patents were licensed royalty free under Impinj’s commitments to GS1 EPCglobal.

In February 2020, NXP filed petitions for inter partes review, or IPRs, with the Patent Trial and Appeal Board for the U.S. Patent and Trademark Office, or PTAB, against 12 of the originally asserted 26 patents, including the six patents asserted in the amended complaint. In August and September of 2020, the PTAB declined to institute review of four of the six patents. On October 27, 2020, we filed a second amended complaint removing without prejudice the two of the six patents against which the PTAB instituted IPRs, leaving four patents in suit.

On September 24, 2020, the Court lifted the stay on two of the four patents in suit, and on July 23, 2021, the Court held a claim construction hearing for eight disputed claim terms in those two patents. On September 16, 2021, the Court issued an order rejecting all of NXP’s positions and adopting most of Impinj’s positions relating to those disputed claim terms.

On August 26, 2021, Impinj moved to add NXP’s latest endpoint IC, UCODE9, to the suit. After initially objecting to the motion, NXP later dropped its opposition and the Court entered an order adding UCODE9 to Impinj’s patent infringement lawsuit on the two patents for which the claims had been construed.

On September 3, 2021, the Court lifted the stay on the other two of the four patents in suit and scheduled a claim construction hearing for those two patents on March 4, 2022. As of now, no trial date has been set for this case.

NXP Patent Infringement Claims Against Impinj in Washington

On October 4, 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringe eight U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. We have denied that we are infringing any of the patents, and we have asserted that our supplier is licensed under four of them and that all eight are invalid. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle.

On December 11, 2020, we moved to stay the case with respect to six of the eight patents in suit pending final resolution of IPR petitions we filed with the PTAB. On February 12, 2021, the Court granted our motion to stay the case as to these six patents. The PTAB instituted IPRs on two of the six challenged patents but denied them on the other four. The Court subsequently removed the stay on the four against which IPRs were not instituted.

On March 9, 2021, we moved for summary judgment of noninfringement on the four patents to which we assert a license exists, including the two patents that were not subject to a stay. That motion was fully briefed and is pending. On July 28, 2021, the Court deferred ruling on our motion for summary judgment pending further discovery. On September 17, 2021, the Court struck all scheduled dates for the case pending reassignment to a new judge. The Court has not yet re-assigned the case or set a new schedule.

Impinj Patent Infringement Claims Against NXP in Texas

On May 25, 2021, we filed a new patent infringement lawsuit against NXP in the United States District Court for the Western District of Texas (Waco), asserting that NXP has infringed nine of our patents, including seven that we originally asserted in the Northern California case. We are seeking among other things, past damages, including lost profits; no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorney’s fees and costs. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing its UCODE 7, 8, and 9 endpoint ICs.

On July 26, 2021, NXP filed an answer to our complaint and counterclaimed that we infringe nine patents, one of which NXP owns and eight of which NXP recently licensed from a third party.

A claim construction hearing has been scheduled for February 10, 2022, with general fact discovery to open on February 11, 2022. A dispositive motion deadline has been tentatively scheduled for November 15, 2022, with a trial date of February 21, 2023.

NXP Patent Infringement Claims Against Impinj in China

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP asserts that certain of our products infringe three Chinese patents owned by NXP, that closely correspond to three of the eight U.S. patents NXP asserted in the U.S. District Court described above. The plaintiffs are seeking, among other things, past damages, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. Impinj Shanghai objected to the jurisdiction of the Shanghai Intellectual Property Court and filed a motion to stay the proceedings. The jurisdictional challenge was rejected by the Shanghai court in March 2021; a subsequent appeal filed by Impinj Shanghai was denied before the IP Tribunal of the Supreme People’s Court in third-quarter 2021. Impinj, Inc. was formally served in July 2021, officially adding Impinj, Inc. to the suit. Impinj Shanghai also filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA. In July 2021, the CNIPA issued decisions upholding the validity of all three Chinese patents. In October 2021, Impinj Shanghai filed for review of all the CNIPA decisions by the Beijing Intellectual Property Court, which has docketed its review for all three patents but has not yet set hearing dates. The Court has set a trial date of May 22, 2022 for all three patents.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $54.4 million of inventory as of December 31, 2021.

Note 12. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranties, enhanced product maintenance and advance payments on nonrecurring engineering services contracts, represents contracted revenue that we have not yet recognized.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$7,088	$764
Deferral of revenue	981	7,139
Recognition of deferred revenue	(7,275)	(815)
Balance at end of period	$794	$7,088

During 2021, we recognized $6.7 million revenue which we included in deferred revenue as of December 31, 2020. During 2020, we recognized $0.5 million revenue which we included in deferred revenue as of December 31, 2019.

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

Information by Revenue Categories

Our chief executive officer reviews information about revenue categories, including endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Endpoint ICs	$139,250	$102,326	$97,657
Systems	51,033	36,597	55,179
Total revenue	$190,283	$138,923	$152,836

Information by Geography

The following table summarizes our long-lived assets, which comprise property and equipment, less accumulated depreciation (in thousands):

	December 31, 2021	December 31, 2020
United States	$9,493	$10,114
Malaysia	10,227	5,751
Taiwan	7,330	35
Others	450	631
Total	$27,500	$16,531

Revenue presented in the following table is based on the location of the value-added resellers, inlay manufacturers, reader OEMs, distributors or end users who purchased products and services directly from us. For sales to our resellers and distributors, their location may be different from the locations of the ultimate end users. The following table presents our sales by geography for the indicated periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Americas	$38,021	$30,962	$53,260
Asia Pacific	133,152	98,483	89,012
Europe, Middle East and Africa	19,110	9,478	10,564
Total revenue	$190,283	$138,923	$152,836

Total revenue in the United States, included in Americas, was $32.6 million, $27.6 million and $50.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total revenue in China (and Hong Kong), included in Asia Pacific, was $98.8 million, $79.3 million and $70.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total revenue in Malaysia, included in Asia Pacific, was $23.6 million for the year ended December 31, 2021. The revenue from Malaysia was less than 10% of revenue for the years ended December 31, 2020 and 2019. No sales to countries other than the United States, China, and Malaysia accounted for more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019.

Note 14. Net Loss per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, expect per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(51,260)	$(51,923)	$(22,987)
Denominator:
Weighted-average shares outstanding — basic and diluted	24,176	22,819	21,847
Net loss per share — basic and diluted	$(2.12)	$(2.28)	$(1.05)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	2,288	3,061	3,262
RSUs, MSUs, and PSUs	1,517	1,087	761
Employee stock purchase plan shares	42	73	69
2019 Notes	285	—	—
2021 Notes	2,589	—	—

We used the treasury stock method for calculating any potential dilutive effect of the conversion of the 2019 Notes on diluted net loss per share for the years ended December 31, 2020 and 2019. Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes and the 2021 Notes on diluted net loss per share for the year ended December 31, 2021.

Note 15. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services to us. The original term of the consulting agreement was May 2020 through December 2020. As mutually agreed by Mr. Phelan and us, we subsequently extended the term by 12 months to December 2021. In 2021, again as mutually agreed by Mr. Phelan and us, we further extended the term by 12 months to December 2022. We recognized and paid $499,000 and $430,000 consulting fees to the limited liability company owned by Mr. Phelan, for the years ended December 31, 2021 and December 31, 2020, respectively. Additionally, we granted 60,000 shares of stock options to Mr. Phelan on September 21, 2020 in connection with these consulting services, with 1/24th of the shares subject to the option vesting on October 21, 2020 and 1/24th of the shares subject to the option vesting on each month thereafter, subject to Mr. Phelan remaining a service provider.

Note 16. Retirement Plans

In 2001, we adopted a salary deferral 401(k) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows us to make a matching contribution, subject to certain limitations. We implemented a matching contribution during fiscal year 2021 and contributed $123,000 to the 401(k) plan for the year ended December 31, 2021, and have accrued $462,000 as a catch-up contribution as of December 31, 2021 for the mid-year implementation.

Note 17. Restructuring

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions within our go-to-market organization, representing about 2% of our workforce. We incurred restructuring charges of $1.7 million for employee termination benefits as well as $50,000 in other associated costs for legal expenses for the year ended December 31, 2021. We substantially completed our restructuring by June 30, 2021.

A summary of accrued restructuring costs as of December 31, 2021, is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs	$1,671	$50	$1,721
Cash payments	(1,080)	(50)	(1,130)
Accrued restructuring costs as of December 31, 2021	$591	$—	$591

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Impinj, Inc

Opinion on Internal Control Over Financial Reporting

We have audited Impinj, Inc. and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Impinj, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated February 14, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Seattle, Washington

February 14, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2021 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2021 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2021 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2021 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2021 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc., adopted as of April 13, 2020	8-K	4/16/2020	3.1

4.1	Description of Impinj, Inc.’s Common Stock

4.2	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

4.4	Indenture, dated as of December 16, 2019, between Impinj, Inc., and U.S. Bank National Association, as trustee.	8-K	12/16/2019	4.1

4.5	Form of 2.00% Convertible Senior Notes due 2026 (included- in Exhibit 4.4)	8-K	12/16/2019	4.1

4.6	Indenture, dated as of November 5, 2021, between Impinj, Inc., and U.S. Bank National Association, as trustee	8-K	11/5/2021	4.6

4.7	Form of 1.125% Convertible Senior Notes due 2027 (included in Exhibit 4.6)	8-K	11/5/2021	4.6

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Offer Letter, dated January 6, 2020, between the registrant and Cary Baker	10-K	3/2/2020	10.14

10.13	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.14A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.14B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.14C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.15	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.16†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	10-Q	10/28/2020	10.1

10.17†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	10-Q	10/28/2020	10.2

10.18†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	10-Q	10/28/2020	10.3

10.19†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.4

10.20†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.5

10.21†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.6

10.22†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.7

10.23+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.24	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.25+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett	10-K	2/28/2020	10.32
10.26	Form of Capped Call Transaction Confirmation	8-K	12/16/2019	10.1
16.1	Letter from PricewaterhouseCoopers LLP to Securities and Exchange Commission, dated April 29, 2020	8-K	4/29/2020	16.1

21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

+	Indicates management contract or compensatory plan, contract or arrangement.

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

Impinj, Inc.

Date: February 14, 2022	By:	/s/ Cary Baker
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

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	February 14, 2022
Chris Diorio, Ph.D.

/s/ Cary Baker	Chief Financial Officer	February 14, 2022
Cary Baker	(Principal Financial and Accounting Officer)

/s/ Peter van Oppen	Chair	February 14, 2022
Peter van Oppen

/s/ Steve Sanghi	Director	February 14, 2022
Steve Sanghi

/s/ Gregory Sessler	Director	February 14, 2022
Gregory Sessler

/s/ Theresa Wise	Director	February 14, 2022
Theresa Wise
/s/ Daniel Gibson	Director	February 14, 2022
Daniel Gibson

/s/ Umesh Padval	Director	February 14, 2022
Umesh Padval

/s/ Cathal Phelan	Director	February 14, 2022
Cathal Phelan
/s/ Meera Rao	Director	February 14, 2022
Meera Rao