Form 10-Q
period 2022-03-31
IMPINJ INC
filed 2022-04-27
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 15, 2022, 25,380,764 shares of common stock were outstanding.

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
•

servicing $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and $9.85 million aggregate principal amount 2.0% convertible senior notes due 2026, or the 2019 Notes, together the Notes, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, in which case our indebtedness may limit our operating flexibility or otherwise affect our business; and

•

our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 25.5% of our outstanding common stock as of March 31, 2022, and as a result are able to exercise significant influence over matters subject to stockholder approval.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$63,543	$123,903
Short-term investments	101,724	69,443
Accounts receivable, net	38,533	35,449
Inventory	31,561	21,958
Prepaid expenses and other current assets	7,195	5,049
Total current assets	242,556	255,802
Long-term investments	28,144	14,225
Property and equipment, net	29,133	27,500
Operating lease right-of-use assets	10,863	11,667
Other non-current assets	2,365	2,462
Goodwill	3,881	3,881
Total assets	$316,942	$315,537
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$9,103	$11,732
Accrued compensation and employee related benefits	4,590	6,365
Accrued and other current liabilities	3,878	2,481
Current portion of operating lease liabilities	3,967	4,143
Restructuring liabilities	554	591
Current portion of long-term debt	9,643	9,633
Current portion of deferred revenue	907	558
Total current liabilities	32,642	35,503
Long-term debt, net of current portion	279,054	278,661
Operating lease liabilities, net of current portion	11,102	11,934
Other long-term liabilities	113	279
Deferred revenue, net of current portion	320	236
Total liabilities	323,231	326,613
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 25,220 and 24,737 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25	25
Additional paid-in capital	367,347	351,422
Accumulated other comprehensive (loss) income	(716)	(39)
Accumulated deficit	(372,945)	(362,484)
Total stockholders' equity	(6,289)	(11,076)
Total liabilities and stockholders' equity	$316,942	$315,537

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$53,144	$45,248
Cost of revenue	24,365	23,267
Gross profit	28,779	21,981
Operating expenses:
Research and development	17,989	13,791
Sales and marketing	9,299	7,645
General and administrative	10,806	8,154
Restructuring costs	—	1,263
Total operating expenses	38,094	30,853
Loss from operations	(9,315)	(8,872)
Other income, net	164	23
Interest expense	(1,261)	(525)
Loss before income taxes	(10,412)	(9,374)
Income tax expense	(49)	(42)
Net loss	$(10,461)	$(9,416)

Net loss per share — basic and diluted	$(0.42)	$(0.40)
Weighted-average shares outstanding — basic and diluted	24,980	23,671

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,461)	$(9,416)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(677)	—
Total other comprehensive loss	(677)	—
Comprehensive loss	$(11,138)	$(9,416)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(10,461)	$(9,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,508	1,040
Stock-based compensation	11,314	7,449
Accretion of discount or amortization of premium on investments	301	218
Amortization of debt issuance costs	403	94
Changes in operating assets and liabilities:
Accounts receivable	(3,084)	1,498
Inventory	(9,603)	8,262
Prepaid expenses and other assets	(2,142)	880
Accounts payable	(2,768)	(2,137)
Accrued compensation and employee related benefits	(1,775)	345
Accrued and other liabilities	1,279	722
Operating lease right-of-use assets	804	723
Operating lease liabilities	(1,008)	(911)
Restructuring liabilities	(37)	1,235
Deferred revenue	433	(633)
Net cash provided by (used in) operating activities	(14,836)	9,369
Investing activities:
Purchases of investments	(67,085)	(12,333)
Proceeds from maturities of investments	20,000	25,000
Purchases of property and equipment	(3,050)	(4,398)
Net cash provided by (used in) investing activities	(50,135)	8,269
Financing activities:
Principal payments on finance lease obligations	—	(2)
Proceeds from exercise of stock options and employee stock purchase plan	4,611	8,524
Net cash provided by financing activities	4,611	8,522
Net increase (decrease) in cash and cash equivalents	(60,360)	26,160
Cash and cash equivalents
Beginning of period	123,903	23,636
End of period	$63,543	$49,796

Supplemental disclosure of cashflow information:
Purchases of property and equipment not yet paid	$508	$1,984

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	483	—	4,611	—	—	4,611
Stock-based compensation	—	—	11,314	—	—	11,314
Net loss	—	—	—	(10,461)	—	(10,461)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at March 31, 2022	25,220	$25	$367,347	$(372,945)	$(716)	$(6,289)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	702	1	8,523	—	—	8,524
Stock-based compensation	—	—	7,449	—	—	7,449
Net loss	—	—	—	(9,416)	—	(9,416)
Balance at March 31, 2021	24,052	$24	$406,988	$(320,640)	$3	$86,375

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 14, 2022. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements of Impinj, Inc.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for the 2019 Notes on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption. We use the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share for the three months ended March 31, 2022 and 2021, upon adoption of this guidance.

The condensed consolidated financial statements as of and for the three months ended March 31, 2022, and 2021, are presented under ASU 2020-06.

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

Note 2. Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

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

Long-term Debt — See Note 6 for the carrying amount and estimated fair value of the Notes.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$56,283	$—	$56,283	$113,058	$—	$113,058
Total cash equivalents	56,283	—	56,283	113,058	—	113,058
Short-term investments:
U.S. government agency securities	—	21,086	21,086	—	4,066	4,066
Corporate notes and bonds	—	38,379	38,379	—	36,966	36,966
Commercial paper	—	21,420	21,420	—	16,489	16,489
Treasury bill	—	18,447	18,447	—	4,490	4,490
Asset-backed securities	—	2,392	2,392	—	7,432	7,432
Total short-term investments	—	101,724	101,724	—	69,443	69,443
Long-term investments:
U.S. government agency securities	—	20,722	20,722	—	14,225	14,225
Corporate notes and bonds	—	6,448	6,448	—	—	—
Asset-backed securities	—	974	974	—	—	—
Total long-term investments	—	28,144	28,144	—	14,225	14,225
Total	$56,283	$129,868	$186,151	$113,058	$83,668	$196,726

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of March 31, 2022 or December 31, 2021. Short-term investments are expected to mature within 1 year from the reporting date. Long-term investments are expected to mature between 1 and 2 years from the reporting date. Amortized Cost of all investments by category does not materially differ from fair value. See Note 6 for the carrying amount and estimated fair value of the Notes.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$9,308	$6,305
Work-in-process	12,625	7,873
Finished goods	9,628	7,780
Total inventory	$31,561	$21,958

For the three months ended March 31, 2022, sales of fully reserved inventory had an immaterial impact on net gross margin. For the three months ended March 31, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 2.2%.

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2021	2,288
Granted	—
Exercised	(116)
Forfeited or expired	(5)
Outstanding at March 31, 2022	2,167
Vested and exercisable at March 31, 2022	1,603

Restricted Stock Units

We grant (i) RSUs with a service condition, (ii) RSUs with performance and service conditions (“PSUs”), and (iii) RSUs with market and service conditions (“MSUs”) as further explained below.

We historically paid annual bonuses to our senior executives and other bonus-eligible employees with PSUs. In fiscal year 2022, we will pay employees’ bonus half with cash and half with PSUs. The number of annual PSUs that will ultimately vest depends on us attaining financial metrics for the year as well as on an employee’s continued employment through the vesting date. The compensation committee and board of directors typically certify PSU attainment in the first quarter of each year.

On April 12, 2021 and May 20, 2021, we granted a total of 83,750 MSUs to certain executives. The MSUs are eligible to vest based on our total stockholder return (“TSR”) relative to the TSR of the constituents in the S&P Semiconductor Select Industry Index over two measurement periods. Half of the MSUs are eligible to vest based on our relative TSR from January 1, 2021 through December 31, 2022, and half of the MSUs are eligible to vest based on our relative TSR from January 1, 2021 through December 31, 2023. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. We estimated the aggregate grant-date fair value of these shares to be $6.4 million using the Monte Carlo simulation valuation method.

On March 23, 2022 we granted a total of 57,000 MSUs to certain executives. The MSUs are eligible to vest based on our TSR relative to the TSR of the constituents in the S&P Semiconductor Select Industry Index over two measurement periods. Half of the MSUs are eligible to vest based on our relative TSR from January 1, 2022 through December 31, 2023, and half of the MSUs are eligible to vest based on our relative TSR from January 1, 2022 through December 31, 2024. We use a Monte Carlo simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period. We estimated the aggregate grant-date fair value of these shares to be $4.6 million using the Monte Carlo simulation valuation method.

The following table summarizes activity for RSUs, PSUs, and MSUs, for the three months ended March 31, 2022 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2021	1,165	84	268
Granted	591	57	75
Vested	(59)	—	(268)
Forfeited	(12)	—	—
Outstanding at March 31, 2022	1,685	141	75

We recorded $749,000 of stock-based compensation expense related to the MSUs for the three months ended March 31, 2022.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$599	$289
Research and development expense	4,775	3,110
Sales and marketing expense	2,752	1,802
General and administrative expense	3,188	2,248
Total stock-based compensation expense	$11,314	$7,449

Note 5. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $54.7 million of inventory as of March 31, 2022.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2022 and December 31, 2021, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On September 24, 2020, the Court lifted the stay on two of the four patents in suit, and on July 23, 2021, the Court held a claim construction hearing for those two patents.

On September 3, 2021, the Court lifted the stay on the other two of the four patents in suit, and on March 4, 2022, the Court held a claim construction hearing for those two patents.

The Court has issued a schedule that provides for, among other things, a fact discovery deadline of April 25, 2022, an expert discovery deadline of September 12, 2022, and a trial for all four patents in suit beginning on June 5, 2023.

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

The Court issued a claim construction order on February 10, 2022. The Court has also ordered that that the initial trial will involve three patents from each side, with up to two additional trials if necessary. The schedule sets, among other things, a deadline of October 27, 2022 for the parties to select the first set of patents for the initial trial, with that trial to begin on February 21, 2023.

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

Note 6. Long-term debt

Convertible Senior Notes

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	March 31, 2022			December 31, 2021
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2019 Notes (1)	$9,850	$(207)	$9,643	$9,850	$(217)	$9,633
2021 Notes	287,500	(8,446)	279,054	287,500	(8,839)	278,661
Total Debt	297,350	(8,653)	288,697	297,350	(9,056)	288,294
Short-term Debt	9,850	(207)	9,643	9,850	(217)	9,633
Long-term Debt	$287,500	$(8,446)	$279,054	$287,500	$(8,839)	$278,661

(1) In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Notes (“2019 Note Repurchase”) which we accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of this transaction, we recorded unamortized debt issuance costs of $1.8 million in additional paid-in capital for the year ended December 31, 2021. Please refer to section "Partial Repurchase of the Convertible Senior Notes – 2019".

In December 2019, we issued $86.3 million aggregate principal amount of the 2019 Notes due December 15, 2026, and in November 2021, we issued $287.5 million aggregate principal amount of the 2021 Notes due May 15, 2027.

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
(1) Amount for 2019 Notes represents amount after repurchasing a portion of the 2019 Notes.

The Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures for both (the Indentures). The total net proceeds from the Notes, after deducting initial debt issuance costs, fees and expenses, were $83.5 million and $278.4 million, respectively. We used a portion of the proceeds from the 2019 Notes to pay the cost of the capped call transactions described in the section “Capped Calls” and to repay our senior credit facility. We used approximately $183.6 million of the net proceeds of the 2021 Notes, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with us offering the 2021 Notes, as described in the section “Partial Repurchase of the Convertible Senior Notes – 2019”. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

Terms of the Notes

The Notes holders may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ended on March 31, 2020 for the 2019 Notes and the fiscal quarter ended on March 31, 2022 for the 2021 Notes (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	2019 Notes	2021 Notes	Total	2019 Notes	Total
Amortization of debt issuance costs	10	393	403	94	94
Cash interest expense	49	809	858	431	431
Total interest expense	$59	$1,202	$1,261	$525	$525

Accrued interest related to the 2019 Notes as of March 31, 2022 was not material. Accrued interest related to the 2019 Notes as of March 31, 2021 was $508,000. Accrued interest related to the 2021 Notes as of March 31, 2022 was $1.3 million. We record accrued interest in accrued liabilities in our consolidated balance sheet.

Our estimated fair value of the 2021 Notes was $272.1 million and $314.3 million as of March 31, 2022 and December 31, 2021, respectively, which we determined through consideration of quoted market prices. Our estimated fair value of the 2019 Notes was $19.7 million and $26.2 million as of March 31, 2022 and December 31, 2021, respectively, which we determined through consideration of quoted market prices. The fair value for both Notes is classified as Level 2, as defined in Note 2.

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

Partial Repurchase of the Convertible Senior Notes – 2019

In November 2021, we completed a privately negotiated induced conversion of $76.4 million principal amount of the 2019 Notes. We accounted for the 2019 Notes Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversion, we paid approximately $183.6 million in cash, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $11.3 million in induced conversion expense which is included in the Condensed Consolidated Statements of Operations for the year ended December 31, 2021. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Notes. We accounted for the remaining cash consideration under the original terms of the 2019 Notes under the general conversion accounting guidance, where the difference between the carrying amount of the 2019 Notes retired, including unamortized debt issuance costs of $1.8 million, and the cash consideration paid, was recorded in additional paid-in capital.

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs(a)
Single lease costs	$1,047	$1,038
Variable lease costs	527	457
Sublease income(b)	(494)	(475)
Total operating lease costs	$1,080	$1,020
(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that we sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$1,264	$1,222
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$—	$698

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.3	4.4
Weighted-average discount rate	6.8%	6.7%

The following table presents future lease payments under operating leases as of March 31, 2022 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2022	$3,763	$(1,098)	$2,665
2023	3,528	(123)	3,405
2024	3,219	—	3,219
2025	3,315	—	3,315
2026	3,414	—	3,414
Thereafter	—	—	—
Total lease payments	$17,239	$(1,221)	$16,018
Less: Imputed interest	(2,170)
Present value of lease liabilities	15,069
Less: Current portion of lease liabilities	3,967
Lease liabilities, net of current portion	$11,102

Note 8. Net Loss Per Share

Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes or the 2021 Notes on diluted net loss per share for the three months ended March 31, 2022 and March 31, 2021.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(10,461)	$(9,416)
Denominator:
Weighted-average shares outstanding — basic and diluted	24,980	23,671
Net loss per share — basic and diluted	$(0.42)	$(0.40)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	2,167	2,723
RSUs, MSUs, and PSUs	1,900	779
Employee stock purchase plan shares	27	28
2019 Notes	285	2,496
2021 Notes	2,589	—

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Endpoint ICs	$38,795	$38,082
Systems	14,349	7,166
Total revenue	$53,144	$45,248

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020, included a $6.0 million advance payment for a system order, which we recognized as revenue in first-half 2021. We recognized $139,000 of revenue related to amounts included in deferred revenue as of December 31, 2021 for the three months ended March 31, 2022. We recognized $638,000 of revenue related to amounts included in deferred revenue as of December 31, 2020 for the three months ended March 31, 2021.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$794	$7,088
Deferral of revenue	572	5
Recognition of deferred revenue	(139)	(638)
Balance at end of period	$1,227	$6,455

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. In 2021, again as mutually agreed by Mr. Phelan and us, we further extended the term by 12 months to December 2022. We recognized $135,000 and $134,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

A summary of accrued restructuring costs as of March 31, 2022, is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs incurred in 2021	$1,671	$50	$1,721
Cash payments in 2021	$(1,080)	$(50)	$(1,130)
Cash payments in 2022	(37)	—	(37)
Accrued restructuring costs as of March 31, 2022	$554	$—	$554

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Factors Affecting Our Performance

Inventory Supply

From time to time, we experience inventory overages or shortages, either due to us mis-estimating customer or end-user demand; constrained supplier manufacturing capacity or product availability, including impacts from Covid-19; fluctuations in our market, including competitor product availability or in the global economy; changes in regulations or tariffs; or for a host of other reasons. These inventory dynamics can impact some or all our products. High inventory levels can result in product obsolescence, increases in reserves or unexpected expenses that adversely affect our business. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. For example, in 2010 we experienced wafer shortages relative to our submitted endpoint IC wafer purchase orders because of high worldwide demand for semiconductor foundry capacity. These shortages adversely affected our ability to meet our customers’ demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors.

In 2020, during the Covid-19 economic downturn, we built endpoint IC inventory. Beginning in fourth-quarter 2020, demand for all our endpoint ICs increased dramatically. Worldwide wafer demand also increased dramatically, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 wafer supply and post-processing capacity. In the second and third quarters, we moderated our sales and inventory burndown, stretching our IC supply but constraining our ability to fully capitalize on the increased endpoint IC demand, while we also expanded and matured our post-processing capacity. Despite that moderation, by end of third-quarter 2021 we had mostly consumed our prebuilt inventory. Demand for our endpoint ICs continued to exceed our ability to supply in both fourth-quarter 2021 and first-quarter 2022, and we expect it to continue throughout 2022.

In fourth-quarter 2021 our foundry partner increased our wafer pricing. We passed those cost increases to our customers. Today, our foundry partner has signaled continued tight availability for endpoint IC wafers in our process nodes into 2023. We anticipate our 300mm wafer availability will be tighter than 200mm in the second and third quarters, causing us to transition some customers back from M700 to our older product families. Looking forward, our foundry partner has given us modest wafer supply upside that should allow us to deliver second- and third-quarter endpoint IC volumes that equal or exceed first-quarter 2021. But these shipment levels constrain our ability to fully capitalize on our demand, and the mix shifts and supply shortfalls may cause us to lose market share if our competitors are able to deliver higher endpoint IC volumes than we can. Any inability to obtain sufficient wafer supply, or the right mix of wafer supply at reasonable prices, or wafer supply at all, would negatively impact our operating results and prospects.

We also experienced supply constraints for systems components in 2021 and in first-quarter 2022. Those constraints limited our ability to deliver sufficient systems products to meet demand. For reader ICs, we experienced lengthened packaging lead times for our Indy reader IC product and in first-quarter 2022 testing delays for our new E-family. We expect the packaging delays to stabilize in first-half of 2022 and testing delays to stabilize in second-half 2022, allowing us to catch up to demand by year end. For readers and gateways, we saw shortages and price increases for electronic and other components, negatively impacting product availability and causing us to pass the cost increases to our customers. We expect the shortages to moderate in second-half 2022, albeit at a slower pace than for reader ICs. Overall, these packaging, test and supply shortfalls, as well as the cost increases, may decrease sales and cause market-share losses if our customers purchase competing products over ours. Any inability to obtain sufficient systems supply at reasonable prices, or at all, would negatively impact our operating results and prospects.

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, suppliers, partners and end users.

In 2021, as the worldwide economy recovered from the downturn caused by Covid-19, demand for all our products increased. Unfortunately, at the same time, we experienced supply constraints and higher costs that limited our ability to capitalize on the increased demand, as discussed above.

Government restrictions in the early days of the pandemic caused us to mostly close our offices starting early 2020. Today, except for those employees who need to be in the office to fulfill their roles, most of our employees still work from home. As we begin reopening our offices, our first priority is protecting our employees’ health and safety, and we will prioritize health and safety over a rapid office return.

Recently, a resurgence of Covid-19 in geographies where our manufacturing subcontractors are located has caused governments to reinstitute mandatory factory staff reductions, facility closures or both, impacting our endpoint IC and systems production and our ability to ship products.

Covid-19 travel restrictions adversely affected our business by slowing new-product launches and typical sales activities, and those activities are still somewhat restricted. We previously anticipated that second-half 2021 and first-quarter 2022 would bring a return to some semblance of travel and sales normalcy, but for the most part our anticipations were not met. Moreover, there is no assurance that Covid-19’s impact on our employees or business activities will return to normal in second-quarter or second-half 2022. Our compliance with legal and regulatory requirements related to Covid-19 may subject us to future challenges, particularly as those requirements evolve.

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

Timing and Complexity of End Customer Deployments

From 2010 to 2021, our endpoint IC sales volumes increased at a compounded annual growth rate of 27%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020, in 2021 and in first-quarter 2022. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

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

Average Selling Price

Our product average selling prices, or APSs, fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In second-half 2021, due to wafer and component supply shortfalls at many of our suppliers, we began experiencing increasing rather than decreasing costs for both endpoint ICs and systems. In October 2021, we began raising prices to offset the impact of those increased costs. Many of our vendors and subcontractors have signaled future price increases, although the timing and significance of these price increases are currently unknown. Such increases, if or when they occur, could cause us to pass the higher costs to our customers. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect margins to be volatile based on product mix and the timing of our price changes.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. Historically, the impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be historically lower in the fourth quarter than in the third quarter. We may not see these historical trends hold in 2022 due to the price increases noted above, and ongoing demand and supply constraints.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years. Like for our endpoint ICs, we may not see these historical trends hold in 2022 due to the price increases noted above and ongoing demand and supply constraints.

While, over the longer term, we expect these seasonal trends to continue, quarter-to-quarter variability in our revenue can be caused by a number of factors including uncertainty in demand and supply, the timing of large deployments, competitor product availability as well as supply constraints, any or all of which can mask seasonality in any given period. These risks and uncertainties, as well as other risks and uncertainties, including but not limited to the impacts of Covid-19, can cause our actual results to differ significantly from our expectations, as described in greater detail in the sections of this report captioned “—Covid-19” and in Part I, Item 1A (Risk Factors).

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Revenue	$53,144	$45,248	$7,896
Gross profit	$28,779	$21,981	$6,798
Gross margin	54.2%	48.6%	5.6%
Loss from operations	$(9,315)	$(8,872)	$(443)

Three months ended March 31, 2022 compared with three months ended March 31, 2021

Revenue and gross profit increased, due primarily to higher systems revenue compared to the prior year period, when Covid-19 negatively impacted several end markets, including retail, and caused delays in system deployments. Gross margin increased, due primarily to increased product margins. These increased product margins were primarily driven by the increase in endpoint IC margin due to product mix. Loss from operations remained comparable to the prior period due to increased gross profit offset by increased operating expenses. This operating-expense increase was due primarily to increased stock-based compensation expense; higher research and development, sales and marketing, and general and administrative personnel expenses; higher product-development costs; higher infrastructure costs; and increased non-settlement-related legal fees.

Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Endpoint ICs	$38,795	$38,082	$713
Systems	14,349	7,166	7,183
Total revenue	$53,144	$45,248	$7,896

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

Three months ended March 31, 2022 compared with three months ended March 31, 2021

Endpoint IC revenue increased $713,000, due primarily to a $8.0 million increase due to higher ASPs, offset by a $7.3 million decrease in shipment volumes. The ASP increase was due primarily to product mix, with a higher contribution from industrial and specialized products, as well as to price increases that we implemented in fourth-quarter 2021.

Systems revenue increased $7.2 million, due primarily to an increase of $4.8 million in reader revenue and $2.2 million in reader IC revenue. The increase in reader and reader IC revenue was due to increased shipment volumes as well as higher ASPs.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Cost of revenue	$24,365	$23,267	$1,098
Gross profit	$28,779	$21,981	$6,798
Gross margin	54.2%	48.6%	5.6%

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

Three months ended March 31, 2022 compared with three months ended March 31, 2021

Gross profit increased, due primarily to increased systems revenue and higher gross margin. The gross margin improvement was due primarily to increased endpoint IC product margins, and to a lesser extent to the higher systems contribution, offset by fewer sales of fully reserved inventory. The increased product margins were primarily driven by a larger mix of M700 endpoint ICs and a higher contribution from industrial and specialty products. Sales of fully reserved inventory had an immaterial gross margin impact in first quarter 2022 compared to a favorable gross margin impact of 2.2% in first-quarter 2021.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Research and development	$17,989	$13,791	$4,198

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

Three months ended March 31, 2022 compared with three months ended March 31, 2021

Research and development expense increased $4.2 million, due primarily to increases of $1.7 million in stock-based compensation expense primarily related to PSU grant timing and grant-date fair-value differences and, to a lesser extent, an increased number of equity grants outstanding. Other major factors driving the increase included $1.2 million in personnel expenses from higher headcount, $636,000 in infrastructure costs from increased software costs, and $570,000 in product development costs.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Sales and marketing	$9,299	$7,645	$1,654

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

Three months ended March 31, 2022 compared with three months ended March 31, 2021

Sales and marketing expense increased $1.7 million, due primarily to increases of $1.0 million in stock-based compensation expense primarily related to PSU grant timing and grant-date fair-value differences and, to a lesser extent, an increased number of equity grants outstanding. Other major factors driving the increase include $308,000 in personnel expenses from higher salaries, $179,000 in marketing and advertising expenses, and $149,000 in contractor fees.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
General and administrative	$10,806	$8,154	$2,652

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

Three months ended March 31, 2022 compared with three months ended March 31, 2021

General and administrative expense increased $2.7 million, due primarily to a $1.1 million increase in non-settlement related legal fees and a $940,000 increase in stock-based compensation expense related to an increased number of equity grants outstanding, and to a lesser extent PSU grant timing and grant date fair value differences. Another factor driving the increase included $259,000 in personnel expenses from merit-based salary and cost-of-living increases.

Restructuring Costs

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Restructuring costs	$—	$1,263	$(1,263)

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

Other Income, net

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Other income, net	$164	$23	$141

Other income, net comprises primarily interest income on our short-term investments.

Other income, net increased from the prior periods due to an increase in interest rates.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Interest expense	$1,261	$525	$736

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three months ended March 31, 2022 and March 31, 2021, are presented under the new standard and we no longer record amortization of debt discount.no longer record amortization of debt discount.

Three months ended March 31, 2022 compared with year ended March 31, 2021

Interest expense increased $736,000, due primarily to us issuing the $287.5 million aggregate principal amount of the 2021 Notes in November 2021, and due May 15, 2027. For further information on the 2021 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Income tax expense	$49	$42	$7

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

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net loss	$(10,461)	$(9,416)	$(1,045)
Adjustments:
Other income, net	(164)	(23)	(141)
Interest expense	1,261	525	736
Income tax expense	49	42	7
Depreciation	1,508	1,040	468
Stock-based compensation	11,314	7,449	3,865
Restructuring costs	—	1,263	(1,263)
Adjusted EBITDA	$3,507	$880	$2,627

 Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; amortization of debt discount related to the equity component of the Notes; and prepayment penalty on debt extinguishment. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. In fourth-quarter 2021, we revised our definition of non-GAAP net income (loss) to exclude the expense incurred in connection with the November 2021 induced conversion of our 2019 Notes.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net loss	$(10,461)	$(9,416)	$(1,045)
Adjustments:			-
Depreciation	1,508	1,040	468
Stock-based compensation	11,314	7,449	3,865
Restructuring costs	—	1,263	(1,263)
Non-GAAP net income	$2,361	$336	$2,025

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $165.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. We had working capital of $209.9 million as of March 31, 2022.

Historically, we have funded our operations primarily through cash generated from operations and by issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2022, our principal uses of cash are funding our operations to capture our market opportunity and capital expenditures.

We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Over the longer term, we plan to continue investing to enhance and extend our platform. If our available funds are insufficient to fund our future activities or execute on our strategy, we may raise additional capital through equity, equity-linked or debt financing, to the extent such funding sources are available. Alternatively, we may be required to reduce expenses to manage liquidity; however, any such reductions could adversely impact our business and competitive position.

Sources of Funds

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked or debt financing. In addition, in connection with any future acquisitions, we may pursue additional funding which may be in the form of additional debt, equity or equity-linked financing or a combination thereof. We can provide no assurance that any additional financing will be available to us on acceptable terms.

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

In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Convertible Notes. We accounted for the 2019 Notes Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversion, we paid approximately $183.6 million in cash, and paid accrued and unpaid interest thereon.

For further information on the terms of this debt, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

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

The net proceeds from issuing the 2021 Notes were approximately $278.4 million after deducting initial debt issuance costs, and fees and expenses. We used approximately $183.6 million of the net proceeds for the cash repurchase of approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the offering of the 2021 Notes described in the section “Partial Repurchase of the Convertible Senior Notes – 2019” as described in Note 6 to our consolidated financial statements included elsewhere in this report. We will use the remainder of the net proceeds from the offering for general corporate purposes.

For further information on the terms of this debt, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(14,836)	$9,369
Net cash provided by (used in) investing activities	(50,135)	8,269
Net cash provided by financing activities	4,611	8,522

 Operating Cash Flows

For the three months ended March 31, 2022, we used $14.8 million of net cash from operating activities. This net cash usage was driven primarily by $17.9 million in working-capital, primarily from increased cash usage for inventory purchases, accounts receivable and accounts payable, and $3 million of net loss adjusted for non-cash items.

For the three months ended March 31, 2021, we generated $9.4 million of net cash from operating activities. These net cash proceeds were driven primarily by a $10.0 million working-capital contribution, partially offset by $615,000 of net loss adjusted for non-cash items. The working capital contribution was due primarily to lower cash usage for inventory purchases.

Investing Cash Flows

For the three months ended March 31, 2022, we used $50.1 million of net cash from investing activities. The net cash proceeds were driven primarily by investment and property and equipment purchases of $67.1 million and $3.1 million, respectively, partially offset by investment maturities of $20.0 million.

For the three months ended March 31, 2021, we generated $8.3 million of net cash from investing activities. The net cash proceeds were driven primarily by investment maturities of $25.0 million, partially offset by investment and property and equipment purchases of $12.3 million and $4.4 million, respectively.

Financing Cash Flows

For the three months ended March 31, 2022, we generated $4.6 million of net cash from financing activities. These net cash proceeds were driven primarily by $4.6 million from stock-option exercises and our employee stock purchase plan.

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

The following table reflects a summary of our contractual obligations as of March 31, 2022:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$316,215	$3,521	$6,863	$16,714	$289,117
Operating lease obligations
Operating lease obligations	17,239	4,775	6,564	5,900	—
Sublease income	(1,221)	(1,221)	—	—	—
Net operating lease commitments	16,018	3,554	6,564	5,900	—
Purchase commitments (2)	60,922	60,706	216	—	—
Total	$393,155	$67,781	$13,643	$22,614	$289,117
(1)	2019 Notes include $986,000 of interest payments. 2021 Notes include $17.9 million of interest payments.
(2)	Purchase commitments comprise primarily non-cancelable commitments to purchase $54.7 million of inventory as of March 31, 2022, as well as non-cancelable software license agreements with vendors.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $165.3 million. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We view our foreign subsidiaries as extensions of the U.S. Company. The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the consolidated statements of operations. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2022.

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

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against us. Both we and NXP subsequently filed additional lawsuits against each other. On May 25, 2021, we filed an additional patent infringement suit against NXP. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA, Inc. and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 5 of our consolidated financial statements included elsewhere in this report.

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

Our product ASPs have historically decreased with time and with RAIN market growth, although some periods, like 2021, have seen ASP increases. Historically, we have reduced our product prices to meet end-user demands or to respond to market pressure from our competition. We have also sometimes reduced prices to encourage adoption, address macroeconomic conditions or for other reasons. Although we expect further price decreases in the long term, we raised prices in 2021 to accommodate higher product costs and we may be required to do so again in the future. Further, we anticipate that recent macroeconomic conditions, including inflation, may also contribute to upward pressure on our product costs. If, we are unable to offset ASP reductions with increased sales volumes or reduced product costs, or if we are unable to successfully increase ASPs to offset cost increases, then our revenue and gross margins will suffer.

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

We have experienced, and may in the future experience, production issues, including but not limited to production delays, insufficient production capacity and component shortages. For example, we are currently subject to ongoing shortages for silicon wafers and components used in our readers and gateways; for more information, see “—Shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenues and/or gross margins.” If we are unable to resolve these issues in a timely manner, or at all, then our operating results will be adversely affected.

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

Risks Relating to Our Personnel and Business Operations

We obtain the products we sell through third parties with whom we do not have long-term supply contracts. If we are unable to effectively manage our relationships with suppliers, our operating results and financial condition will be adversely affected.

Our ability to secure cost-effective, quality products in a timely manner could be adversely affected by many factors, including:

•	Third-party manufacturing capacity may not be available when we need it.
•

Some products have long lead times and we place orders for them five or more months before our anticipated delivery dates to our customers. If we inaccurately forecast customer demand, we may be unable to meet our customers’ delivery requirements or we may accumulate excess inventory, increasing our costs.

•

Supply disruptions may affect our ability to meet our customers’ demand, whether in a cost-effective manner or at all, potentially causing customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Supply disruptions can also distort demand, making it even harder to meet true demand with finished products.

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

The semiconductor industry has experienced periods of capacity shortfall. Many industries, ours included, are experiencing such a shortfall in 2021 and 2022, due to significant worldwide semiconductor demand and limited foundry supply. We exited fourth-quarter 2021 with limited semiconductor inventory and tight foundry supply for both our 200mm and 300mm products, and our foundry partner has signaled tight wafer availability into 2023. They have also raised prices. Absent a significantly higher wafer allocation in 2022 over 2021, and without the benefit of the wafer inventory buffer we had entering 2021, we will be unable to meet 2022 endpoint IC demand, potentially by a significant amount. Our foundry partner has given us modest wafer supply upside that should allow us to deliver second- and third-quarter endpoint IC volumes that equal or exceed first-quarter 2021, but our supply in subsequent periods is less certain. Wafer shortfalls may decrease sales and cause market-share losses if we are unable to supply enough products and/or our customers purchase competing products or, alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory. Additionally, if we are unable to raise our prices to cover our higher costs, our gross margins and other financial results could suffer.

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

Covid-19 has created significant worldwide economic volatility, uncertainty and disruption, and those effects are likely to persist for some time. Our significant Covid-19 risks include:

•	uncertain product demand in many business activities globally, particularly in the retail industry, as well as overall delays in RAIN market adoption;
•	product delays or shortages due to restrictions on our ability, or that of our suppliers, to operate at normal capacity due to personnel movement restrictions or other limitations;
•	challenges in effectively managing our inventory due to uncertain product demand or supply;
•	partner-requested preordering or rescheduling as a result of supply concerns which can distort channel inventory, either positively or negatively;
•	increased operating and product costs;
•	delays in customer pilots which can delay project-based deployments;
•	delays in research and development efforts which can, in turn, delay new product introductions or product enhancements;

•	inability to engage in in-person sales and market activities, which can reduce our ability to effectively sell our products and drive future demand;
•	cost-reduction initiatives, such as lay-offs and furloughs; and
•	maintaining employee engagement and productivity in a remote or hybrid work environment.

The extent to which Covid-19 will continue to impact market demand is unclear. In 2020 and 2021, Covid-19 adversely affected retail, including retail apparel where RAIN is widely adopted. It also affected many other markets that use our products, including aviation, sporting events such as footraces, and others. These markets continued to feel Covid-19’s impacts in 2021, and the impacts will likely persist into the future.

Also, Covid-19 has, and continues to, create uncertainties with respect to supply. Because most our products are manufactured and processed in Asia, particularly in China where authorities continue to impose strict quarantine restrictions in response to Covid-19 outbreaks, our international supply chains are vulnerable to Covid-19 related disruptions. The impacts of Covid-19 on our future product supply remains uncertain.

Uncertainties surrounding global trade policies could have a material adverse effect on us.

Changes in U.S. and foreign laws and policies governing foreign trade, manufacturing, development and investment in the jurisdictions where we currently develop and sell products, and any negative consequences resulting from such changes, could materially affect our business.

The U.S. government has imposed significant tariffs on a variety of items imported other countries, particularly China. China responded by imposing significant tariffs on a variety of items imported from the United States. Although the United States and China signed a preliminary trade agreement in early 2020, the tariffs remain in place as negotiations between the countries continue. The future of these existing tariffs, as well as the possibility for new tariffs, remains uncertain.

Other causes of uncertainty include the Chinese government’s efforts to promote China’s domestic semiconductor industry, and the collateral effects of sanctions and other actions taken against Russia as a result of Russia’s invasion of Ukraine. While our direct business with customers in Russia is not material, the macroeconomic effects of sanctions or other actions against Russia now or in the future could negatively affect our business. These effects include increases in the cost of energy and in inflation generally.

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
•

restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls; including as a result of U.S. and other sanctions against Russia as a result of Russia’s invasion of Ukraine;

•	changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by Covid-19;
•	political, social and economic instability abroad, wars and other armed conflicts, terrorist attacks and security concerns in general, including, for example, Russia’s invasion of Ukraine;
•	differing regulations with regard to maintaining operations, products and public information;
•	inequities or difficulties obtaining or maintaining export and import licenses;
•	differing labor regulations, including where labor laws may be more advantageous to employees than in the United States;

•	restrictions on earnings repatriation;
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

Increasing attention to environmental, social and governance matters may cause us to incur additional costs or expose us to additional risks.

Investors, governmental and nongovernmental organizations and customers are increasing their focus and scrutiny on corporate environmental, social and governance, or ESG, practices. Our ESG practices may not meet the standards of our investors, customers or other stakeholders, and they as well as advocacy groups may campaign for us change our business, operations or practices to better address ESG-related concerns. A failure, or perceived failure, of us to respond to any such campaigns could harm our business and reputation and have a negative impact on the market price of our securities. Moreover, as ESG best practices, reporting standards and disclosure requirements continue developing, we may incur increasing costs related to ESG monitoring and reporting.

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

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties potentially collecting personal information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection. If such concerns increase, or if actual malicious or inadvertent breaches of privacy or theft occur or are perceived to have occurred, then our reputation could be damaged, our business and prospects may suffer, and we could incur significant liability. We may be or be alleged to be subject to contractual or self-regulatory obligations, in addition to legal and regulatory obligations, relating to privacy, data protection and security with respect to RAIN. These actual or asserted obligations may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses. Any failure or perceived failure to comply with any laws, regulations, or contractual or other obligations to which we are or may be asserted to be subject may result in regulatory actions, private claims and litigation, legal and other costs, substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may entail substantial legal and other costs as well as time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

In addition to concerns over privacy or theft, it is possible for those with malicious intent to misuse RAIN to facilitate theft or damage the public trust. If a theft or other damaging incident occurs or is perceived to occur and customer or end-user data, personal information or other confidential information is accessed or used without authorization, then our and our customers’ operations could be disrupted and our customers or we could be the target of regulatory investigations or proceedings and private claims, demands or litigation, and we could face potential liability and significant costs and expenses to remediate and otherwise respond to the incident. Concerns about security and privacy, even if unfounded, could also damage our reputation and operating results or could delay overall RAIN industry development. In such an event, our business and prospects may suffer, and we could incur claims, proceedings and significant liability. We also could be required to expend significant capital and resources to address any security incident or breach and to implement measures to prevent further breaches or incidents.

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

We rely on third-party providers of corporate infrastructure services such as for human resources, electronic communications and financial functions. Additionally, our platform operates in conjunction with, and we are dependent upon, third-party products, services, and components. Consequently, we depend on the security systems of these third-party providers. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. These third-party providers also face risks of security breaches or incidents, and our ability to monitor their security is limited. Any security breaches, incidents or other unauthorized access to our service-providers’ systems or viruses, loggers, ransomware or other errors, vulnerabilities, or malfeasant code in their data or software could expose us to loss, unavailability, or misappropriation of, or unauthorized use or disclosure of, confidential and proprietary information. If there is a security vulnerability, error, ransomware or other bug or malfeasant code in one of these third-party products, services and components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue and harm to our reputation or competitive position. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effect on our business, operations and financial condition. Using third-party providers also introduces risk of a cybersecurity incident. We use Okta products, including those that Okta reported on January 20, 2022 as breached. We conducted an internal investigation and found no indication of a breach of our systems. Okta confirmed on March 24, 2022 that Impinj was not impacted by their incident.

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

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, with us choosing to build product inventory during the pandemic-induced downturn. In 2021 we saw strong demand exceeding our available product supply, and supply-demand imbalance has so far continued into 2022. We currently have endpoint IC supply commitments that will allow us to equal or exceed fourth-quarter 2021 shipment levels through third-quarter 2022, but the adequacy of our supply beyond third quarter remains uncertain.

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

Many factors, most of which are outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. In addition, these fluctuations may cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results and revenue include:

•	macroeconomic conditions, including inflation, and their impact on our business and our customers, end-users, suppliers and other business partners;
•	variations in RAIN adoption and deployment delays by end users;
•	fluctuations in demand for our products or platform, including by tag manufacturers and other significant customers on which we rely for a substantial portion of our revenue;
•	fluctuations in the pricing and availability or supply of our products or key inputs, especially semiconductor wafers, used to produce our products;
•	variations in the quality of our products and return rates;
•	delays in new-product introductions and in the maturity of our new-product technologies;
•	decreases in selling prices for our products;
•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;
•	intellectual property disputes involving us, our customers, end users or other participants in our industry;
•	adverse outcomes of litigation or governmental proceedings;
•	timing variability in product introductions, enhancements, services, and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
•	unanticipated excess or obsolete inventory as a result of supply-chain mismanagement, new-product introduction, quality issues or otherwise;
•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;
•	changes in business cycles or seasonal fluctuations that may affect the markets in which we sell;
•	changes in industry standards or specifications, or changes in government regulations, relating to RAIN, or to our products or our platform;
•	late, delayed or cancelled payments from our customers; and
•	unanticipated impairment of long-lived assets and goodwill.

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

For example, under Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. As an “emerging growth company”, we availed ourselves of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. However, we ceased to be an “emerging growth company” on December 31, 2021. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase. Compliance with the applicable provisions of Section 404 will continue to divert resources and take significant time and effort. Moreover, we may be unable to successfully complete all the procedures, certifications and attestation requirements of Section 404 in a timely manner.

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

We have incurred significant legal, accounting and other costs associated with public company reporting requirements. We ceased to be an “emerging growth company” on December 31, 2021 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies.” As such, we are required to hold a say-on-pay vote and a say-on-frequency vote at our 2022 annual meeting of stockholders. We expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. We have hired and may need to continue to hire additional accounting and information technology staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

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

Since July 2016, when we sold shares of our common stock in our initial public offering through March 31, 2022, our stock price has ranged from $9.95 to $94.39. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

•	price and volume fluctuations in the overall stock market;
•	changes in operating performance, stock market valuations, and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	delays in end-user deployments of RAIN systems;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	supply interruptions, including semiconductor wafer or other product shortfalls;
•	developments relating to intellectual property rights or in disputes relating to those rights;
•	our ability to develop and market new and enhanced products on a timely basis;
•	commencement of, or our involvement in, litigation;
•	changes in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	unstable political and economic conditions, including instability resulting from wars and other armed conflicts, such as Russia’s invasion of Ukraine;
•	the trading volume of our stock;
•	actual or perceived security breaches;
•	limited public float;
•	any future sales of our common stock or other securities;
•	financial analysts dropping or reducing their coverage of us; changes in financial estimates by analysts who do cover us; or our failure to meet analyst estimates or investor expectations;
•	fluctuations in the values of companies investors perceive to be comparable to us;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	general economic conditions and slow or negative growth of markets in which we operate.

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

In the course of running our business we may need to raise capital, potentially diluting our stockholders. In December 2019, we issued and sold $86.3 million aggregate principal amount of the 2019 Notes. In November 2021, we issued and sold $287.5 million aggregate principal amount of the 2021 Notes. We may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. We used approximately $183.6 million of the net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal of the 2019 Notes through individual privately negotiated transactions concurrent with such offering. If unforeseen circumstances drive our financing needs, such as unforeseen expenditures or if our operating results are worse than we expect, then we may not be able to raise capital on favorable terms, if at all. Debt financing, if available, may include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Transactions relating to the 2019 Notes or the 2021 Notes may affect our stock’s value.

If the 2019 Notes or the 2021 Notes are converted by holders, then we have the ability under the indenture for the Notes to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, then doing so will dilute the ownership interests of our existing stockholders. Any sales in the public market of the stock issuable upon a conversion could decrease our stock price. Anticipated future conversions of the Notes into shares of our stock could also decrease our stock price. Notes holders may also engage in short selling to hedge their positions in the Notes, which could also decrease our stock price

In connection with us issuing the 2019 Notes, we entered into privately negotiated capped-call transactions with financial counterparties. The capped-call transactions are generally designed to reduce potential dilution to our stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our stock or purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 6 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of March 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 25.5% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

Servicing the 2019 Notes and the 2021 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2019 Notes and 2021 Notes, or to make cash payments in connection with any conversion of the Notes or upon any fundamental change if holders require us to repurchase their Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient future cash from operations to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2019 Notes and the 2021 Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in us defaulting on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the Notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash available to run our business;
•	limit our flexibility in planning for, or reacting to, changes in our business or in the RAIN industry;
•	restrict us from exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or for other purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number		Incorporation by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of April 18, 2022	8-K	4/21/2022	3.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: April 27, 2022	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)