Form 10-Q
period 2022-06-30
IMPINJ INC
filed 2022-07-27
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 15, 2022, 25,599,992 shares of common stock were outstanding.

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
•
servicing $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2021 Notes, in which case our indebtedness may limit our operating flexibility or otherwise affect our business; and
•
our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 25.4% of our outstanding common stock as of June 30, 2022, and as a result are able to exercise significant influence over matters subject to stockholder approval.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$32,580	$123,903
Short-term investments	130,719	69,443
Accounts receivable, net	40,128	35,449
Inventory	32,047	21,958
Prepaid expenses and other current assets	3,603	5,049
Total current assets	239,077	255,802
Long-term investments	20,440	14,225
Property and equipment, net	28,726	27,500
Operating lease right-of-use assets	10,044	11,667
Other non-current assets	2,240	2,462
Goodwill	3,881	3,881
Total assets	$304,408	$315,537
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$10,099	$11,732
Accrued compensation and employee related benefits	5,928	6,365
Accrued and other current liabilities	2,920	2,481
Current portion of operating lease liabilities	3,635	4,143
Restructuring liabilities	119	591
Current portion of long-term debt	—	9,633
Current portion of deferred revenue	2,632	558
Total current liabilities	25,333	35,503
Long-term debt, net of current portion	279,449	278,661
Operating lease liabilities, net of current portion	10,408	11,934
Other long-term liabilities	113	279
Deferred revenue, net of current portion	364	236
Total liabilities	315,667	326,613
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 25,547 and 24,737 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26	25
Additional paid-in capital	374,409	351,422
Accumulated other comprehensive (loss) income	(1,226)	(39)
Accumulated deficit	(384,468)	(362,484)
Total stockholders' equity	(11,259)	(11,076)
Total liabilities and stockholders' equity	$304,408	$315,537

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$59,796	$47,268	$112,940	$92,516
Cost of revenue	28,294	22,491	52,659	45,758
Gross profit	31,502	24,777	60,281	46,758
Operating expenses:
Research and development	18,369	15,900	36,358	29,691
Sales and marketing	9,614	8,196	18,913	15,841
General and administrative	11,995	8,998	22,801	17,152
Restructuring costs	—	—	—	1,263
Total operating expenses	39,978	33,094	78,072	63,947
Loss from operations	(8,476)	(8,317)	(17,791)	(17,189)
Other income (expense), net	429	(4)	593	19
Induced conversion expense	(2,232)	—	(2,232)	—
Interest expense	(1,250)	(525)	(2,511)	(1,050)
Loss before income taxes	(11,529)	(8,846)	(21,941)	(18,220)
Income tax expense	6	(60)	(43)	(102)
Net loss	$(11,523)	$(8,906)	$(21,984)	$(18,322)

Net loss per share — basic and diluted	$(0.45)	$(0.37)	$(0.87)	$(0.77)
Weighted-average shares outstanding — basic and diluted	25,429	24,120	25,204	23,895

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,523)	$(8,906)	$(21,984)	$(18,322)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(510)	1	(1,187)	1
Total other comprehensive loss	(510)	1	(1,187)	1
Comprehensive loss	$(12,033)	$(8,905)	$(23,171)	$(18,321)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(21,984)	$(18,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,973	2,076
Stock-based compensation	22,173	18,031
Accretion of discount or amortization of premium on investments	419	468
Amortization of debt issuance costs	806	188
Induced conversion expense related to convertible notes	2,232	—
Changes in operating assets and liabilities:
Accounts receivable	(4,679)	(973)
Inventory	(10,089)	12,265
Prepaid expenses and other assets	1,463	(186)
Accounts payable	(2,201)	(3,053)
Accrued compensation and employee related benefits	(437)	422
Accrued and other liabilities	366	364
Operating lease right-of-use assets	1,623	1,458
Operating lease liabilities	(2,034)	(1,834)
Restructuring liabilities	(472)	630
Deferred revenue	2,202	(6,553)
Net cash provided by (used in) operating activities	(7,639)	4,981
Investing activities:
Purchases of investments	(115,697)	(19,825)
Proceeds from maturities of investments	46,805	41,000
Purchases of property and equipment	(3,724)	(7,858)
Net cash provided by (used in) investing activities	(72,616)	13,317
Financing activities:
Principal payments on finance lease obligations	—	(2)
Proceeds from exercise of stock options and employee stock purchase plan	6,496	9,243
Payment of 2019 Notes	(17,564)	—
Net cash provided by (used in) financing activities	(11,068)	9,241
Net increase (decrease) in cash and cash equivalents	(91,323)	27,539
Cash and cash equivalents
Beginning of period	123,903	23,636
End of period	$32,580	$51,175

Supplemental disclosure of cashflow information:
Cash paid for interest	$1,803	$863
Purchases of property and equipment not yet paid	891	5,069

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	483	—	4,611	—	—	4,611
Stock-based compensation	—	—	11,314	—	—	11,314
Net loss	—	—	—	(10,461)	—	(10,461)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at March 31, 2022	25,220	$25	$367,347	$(372,945)	$(716)	$(6,289)
Issuance of common stock	327	1	1,884	—	—	1,885
Stock-based compensation	—	—	10,859	—	—	10,859
Net loss	—	—	—	(11,523)	—	(11,523)
Other comprehensive loss	—	—	—	—	(510)	(510)
Induced conversion on 2019 Notes	—	—	(5,681)	—	—	(5,681)
Balance at June 30, 2022	25,547	26	374,409	(384,468)	(1,226)	(11,259)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	702	1	8,523	—	—	8,524
Stock-based compensation	—	—	7,449	—	—	7,449
Net loss	—	—	—	(9,416)	—	(9,416)
Balance at March 31, 2021	24,052	$24	$406,988	$(320,640)	$3	$86,375
Issuance of common stock	202	—	719	—	—	719
Stock-based compensation	—	—	10,582	—	—	10,582
Net loss	—	—	—	(8,906)	—	(8,906)
Other comprehensive loss	—	—	—	—	1	1
Balance at June 30, 2021	24,254	$24	$418,289	$(329,546)	$4	$88,771

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for the 2019 Notes (as defined below) on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption. We use the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share for the three and six months ended June 30, 2022 and 2021, upon adoption of this guidance.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, and 2021, are presented under ASU 2020-06.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25,878	$—	$25,878	$113,058	$—	$113,058
Total cash equivalents	25,878	—	25,878	113,058	—	113,058
Short-term investments:
U.S. government agency securities	—	51,607	51,607	—	4,066	4,066
Corporate notes and bonds	—	43,204	43,204	—	36,966	36,966
Commercial paper	—	19,447	19,447	—	16,489	16,489
Treasury bill	—	12,456	12,456	—	4,490	4,490
Asset-backed securities	—	4,005	4,005	—	7,432	7,432
Total short-term investments	—	130,719	130,719	—	69,443	69,443
Long-term investments:
U.S. government agency securities	—	18,011	18,011	—	14,225	14,225
Corporate notes and bonds	—	1,463	1,463	—	—	—
Asset-backed securities	—	966	966	—	—	—
Total long-term investments	—	20,440	20,440	—	14,225	14,225
Total	$25,878	$151,159	$177,037	$113,058	$83,668	$196,726

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of June 30, 2022 or December 31, 2021. Short-term investments are expected to mature within 1 year from the reporting date. Long-term investments are expected to mature between 1 and 2 years from the reporting date. Amortized Cost of all investments by category does not materially differ from fair value. See Note 6 for the carrying amount and estimated fair value of the Notes.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$7,987	$6,305
Work-in-process	10,397	7,873
Finished goods	13,663	7,780
Total inventory	$32,047	$21,958

For the three and six months ended June 30, 2022, sales of fully reserved inventory had an immaterial impact on net gross margin. For the six months ended June 30, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 1.2%, respectively. For the three months ended June 30, 2021, sales of fully reserved inventory had an immaterial impact on net gross margin.

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2021	2,288
Granted	—
Exercised	(228)
Forfeited or expired	(13)
Outstanding at June 30, 2022	2,047
Vested and exercisable at June 30, 2022	1,630

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

The following table summarizes activity for RSUs, PSUs, and MSUs, for the six months ended June 30, 2022 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2021	1,165	84	268
Granted	652	57	75
Vested	(273)	—	(268)
Forfeited	(46)	—	—
Outstanding at June 30, 2022	1,498	141	75

We recorded $1.2 million and $1.9 million of stock-based compensation expense related to the MSUs for the three and six months ended June 30, 2022. We recorded $558,000 of stock-based compensation expense related to the MSUs for the three and six months ended June 30, 2021.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$299	$471	$898	$760
Research and development expense	4,336	4,568	9,111	7,678
Sales and marketing expense	2,642	2,320	5,394	4,122
General and administrative expense	3,582	3,223	6,770	5,471
Total stock-based compensation expense	$10,859	$10,582	$22,173	$18,031

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $46.7 million of inventory as of June 30, 2022.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2022 and December 31, 2021, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP in California

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., in the U.S. District Court for the Northern District of California, or the Court. The original complaint alleged that certain NXP integrated circuit products infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We are seeking, among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP USA making, selling, using, offering for sale or importing its UCODE 8 and UCODE 9 ICs. Defendants responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement, claiming our asserted patents are invalid, and that the infringed patents were licensed on a royalty-free basis under Impinj’s commitments to GS1 EPCglobal.

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

NXP Patent Infringement Claims Against Impinj in Washington

On October 4, 2019, NXP USA, Inc. and NXP B.V., filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges that certain of our products infringe eight U.S. patents owned by plaintiffs. The plaintiffs are seeking, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. We have denied that we are infringing any of the patents, and we have asserted that we are licensed under four of them and that all eight are invalid. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle.

On December 11, 2020, we also moved to stay the case with respect to six of the eight patents in suit pending final resolution of petitions that we filed for IPR review by the PTAB. On February 12, 2021, the Court granted our motion to stay the case as to these six patents. The PTAB instituted IPRs on two of the six challenged patents but denied them on the other four. The Court subsequently removed the stay on the four against which IPRs were not instituted. The U.S. Patent and Trademark Office on July 8, 2022 instituted a reexamination of one of the remaining six patents.

On March 9, 2021, we moved for summary judgment of noninfringement on the four patents to which we assert a license, including the two patents that were not subject to a stay. That motion was fully briefed and is pending. On July 28, 2021, the Court deferred ruling on our motion for summary judgment pending further discovery. On September 17, 2021, the Court struck all scheduled dates for the case pending reassignment to a new judge. On May 17, 2022, the case was reassigned to Judge John Chun, who set a schedule that includes an October 28, 2022 discovery cutoff and an April 10, 2023 trial date.

Impinj Patent Infringement Claims Against NXP in Texas

On May 25, 2021, we filed a new patent infringement lawsuit against NXP USA, Inc. in the United States District Court for the Western District of Texas (Waco), asserting that NXP has infringed nine of our patents, including seven that were originally asserted in the Northern California case. We are seeking among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorney’s fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing its UCODE 7, 8, and 9 endpoint ICs.

On July 26, 2021, NXP USA filed an answer to our complaint and counterclaimed that we infringe nine patents, one of which NXP USA owns and eight of which NXP USA recently exclusively licensed from a third party.

The Court issued a claim construction order on February 10, 2022. The Court has also ordered that that the initial trial will involve three patents from each side, with up to two additional trials if necessary. The schedule sets, among other things, a deadline of October 27, 2022 for the parties to select the first set of patents for the initial trial, with that trial to begin on February 21, 2023. On July 11, 2022, the Court granted our motion to file an amended complaint adding NXP B.V. and NXP Semiconductors Netherlands B.V. as defendants.

NXP Patent Infringement Claims Against Impinj in China

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP asserts that certain of our products infringe three Chinese patents owned by NXP, which closely correspond to three of the eight U.S. patents NXP has already asserted in U.S. District Court described above. The plaintiffs are seeking, among other things, past damages, and reasonable attorneys’ fees and costs. They are also seeking an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. Impinj Shanghai objected to the jurisdiction of the Shanghai Intellectual Property Court and filed a motion to stay the proceedings. The jurisdictional challenge was rejected by the Shanghai court in March 2021; a subsequent appeal filed by Impinj Shanghai was denied before the IP Tribunal of the Supreme People’s Court in third-quarter 2021. Impinj, Inc. was formally served in July 2021, officially adding Impinj, Inc. to the suit. Impinj Shanghai also filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA. In July 2021, the CNIPA issued decisions upholding the validity of the three Chinese patents. In October 2021, Impinj Shanghai filed for review of all of the CNIPA decisions by the Beijing Intellectual Property Court. Trials for all three patents, originally scheduled for May 22, 2022, were deferred by the Court and no new trial date has yet been set.

Note 6. Long-term debt

Convertible Senior Notes

In December 2019, we issued $86.3 million aggregate principal amount of convertible promissory notes (the “2019 Notes”) due December 15, 2026, and in November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes” and, together with the 2019 Notes, the “Notes”).

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	June 30, 2022			December 31, 2021
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2019 Notes (1) (2)	$-	$-	$-	$9,850	$(217)	$9,633
2021 Notes	287,500	(8,051)	279,449	287,500	(8,839)	278,661
Total Debt	287,500	(8,051)	279,449	297,350	(9,056)	288,294
Short-term Debt	-	-	-	9,850	(217)	9,633
Long-term Debt	$287,500	$(8,051)	$279,449	$287,500	$(8,839)	$278,661

(1) In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Notes (“2019 Note Repurchase”) which we accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of this transaction, we recorded unamortized debt issuance costs of $1.8 million in additional paid-in capital for the year ended December 31, 2021. Please refer to section "Repurchase of the Convertible Senior Notes – 2019".
(2) In June 2022, we completed a repurchase of $9.85 million of the remaining principal amount of the 2019 Notes (“2019 Note Repurchase”) which we accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of this transaction, we recorded unamortized debt issuance costs of $199,000 in additional paid-in capital for the three and six months ended June 30, 2022. Please refer to section "Repurchase of the Convertible Senior Notes – 2019".

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions) (1)
2019 Notes	December 15, 2026	2%	June 15, 2020	2.47%	June 15; December 15	28.9415	$34.55	N/A
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6
(1) The 2019 Notes were repurchased in November 2021 ($76.4 million) and June 2022 ($9.85 million).

The Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures for both (the Indentures). The total net proceeds from the Notes, after deducting initial debt issuance costs, fees and expenses, were $83.5 million and $278.4 million, respectively. We used a portion of the proceeds from the 2019 Notes to pay the cost of the capped call transactions described in the section “Capped Calls” and to repay our senior credit facility. We used approximately $183.6 million of the net proceeds of the 2021 Notes, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.85 million aggregate principal amount of the 2019 Notes in June 2022. Please refer to the section “Repurchase of the Convertible Senior Notes - 2019” for further details of both transactions. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

Terms of the Notes

The Notes holders may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on March 31, 2022 for the 2021 Notes (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

Regardless of the foregoing circumstances, holders may convert all or any portion of the Notes, in increments of $1,000 principal amount, on or after February 15, 2027 (2021 Notes), until the close of business on the second scheduled trading day immediately preceding the maturity date.

We may redeem all, or a portion of the Notes for cash, at our option, on or after November 20, 2024 (2021 Notes), if the last reported sale price of our common stock has been at least 130% of the conversion price at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	2019 Notes	2021 Notes	Total	2019 Notes	Total
Amortization of debt issuance costs	8	395	403	93	93
Cash interest expense	38	809	847	432	432
Total interest expense	$46	$1,204	$1,250	$525	$525

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	2019 Notes	2021 Notes	Total	2019 Notes	Total
Amortization of debt issuance costs	19	788	807	187	187
Cash interest expense	87	1,617	1,704	863	863
Total interest expense	$106	$2,405	$2,511	$1,050	$1,050

Accrued interest related to the 2019 Notes as of June 30, 2021 was $77,000. Accrued interest related to the 2021 Notes as of June 30, 2022 was $404,000. We record accrued interest in accrued liabilities in our consolidated balance sheet.

Our estimated fair value of the 2021 Notes was $240.9 million and $314.3 million as of June 30, 2022 and December 31, 2021, respectively, which we determined through consideration of quoted market prices. Our estimated fair value of the 2019 Notes was $26.2 million as of December 31, 2021, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

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

Repurchase of the Convertible Senior Notes – 2019

In November 2021 and June 2022, we completed a privately negotiated induced conversion of $76.4 million and $9.85 million principal amount, respectively of the 2019 Notes. We accounted for the 2019 Notes Repurchase transactions as induced conversions in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversions, we paid approximately $183.6 million in cash in November 2021 and $17.6 million in cash in June 2022, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $11.3 million in November 2021 and $2.2 million in June 2022 in induced conversion expense which is included in the Condensed Consolidated Statements of Operations. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Notes. We accounted for the remaining cash consideration under the original terms of the 2019 Notes under the general conversion accounting guidance, where the difference between the carrying amount of the 2019 Notes retired, including unamortized debt issuance costs of $1.8 million in November 2021 and $199,000 in June 2022, and the cash consideration paid, was recorded in additional paid-in capital.

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs(a)
Single lease costs	$1,039	$1,038	$2,086	$2,076
Variable lease costs	566	510	1,093	967
Sublease income(b)	(494)	(475)	(988)	(950)
Total operating lease costs	$1,111	$1,073	$2,191	$2,093
(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that we sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$2,528	$2,445
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$—	$698

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.1	4.4
Weighted-average discount rate	6.8%	6.7%

The following table presents future lease payments under operating leases as of June 30, 2022 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2022	$2,544	$(739)	$1,805
2023	3,592	(123)	3,469
2024	3,283	—	3,283
2025	3,331	—	3,331
2026	3,414	—	3,414
Thereafter	—	—	—
Total lease payments	$16,164	$(862)	$15,302
Less: Imputed interest	(2,121)
Present value of lease liabilities	14,043
Less: Current portion of lease liabilities	3,635
Lease liabilities, net of current portion	$10,408

Note 8. Net Loss Per Share

Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes or the 2021 Notes on diluted net loss per share for the three and six months ended June 30, 2022 and June 30, 2021.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,523)	$(8,906)	$(21,984)	$(18,322)
Denominator:
Weighted-average shares outstanding — basic and diluted	25,429	24,120	25,204	23,895
Net loss per share — basic and diluted	$(0.45)	$(0.37)	$(0.87)	$(0.77)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2022	2021
Stock options	2,047	2,645
RSUs, MSUs, and PSUs	1,714	1,582
Employee stock purchase plan shares	29	31
2019 Notes	—	2,496
2021 Notes	2,589	—

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Endpoint ICs	$42,854	$30,784	$81,649	$68,866
Systems	16,942	16,484	31,291	23,650
Total revenue	$59,796	$47,268	$112,940	$92,516

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020, included a $6.0 million advance payment for a system order, which we recognized as revenue in first-half 2021. We recognized $270,000 of revenue related to amounts included in deferred revenue as of December 31, 2021 for the six months ended June 30, 2022. We recognized $6.6 million of revenue related to amounts included in deferred revenue as of December 31, 2020 for the six months ended June 30, 2021.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$794	$7,088
Deferral of revenue	2,661	319
Recognition of deferred revenue	(459)	(6,872)
Balance at end of period	$2,996	$535

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. In 2021, again as mutually agreed by Mr. Phelan and us, we further extended the term by 12 months to December 2022. We recognized $134,000 and $269,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and six months ended June 30, 2022, respectively. We recognized $115,200 and $249,600 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and six months ended June 30, 2021, respectively.

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

A summary of accrued restructuring costs as of June 30, 2022, is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs incurred in 2021	$1,671	$50	$1,721
Cash payments in 2021	$(1,080)	$(50)	$(1,130)
Cash payments in 2022	(472)	—	(472)
Accrued restructuring costs as of June 30, 2022	$119	$—	$119

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

In 2020, during the Covid-19 economic downturn, we built endpoint IC inventory. Beginning in fourth-quarter 2020, demand for all our endpoint ICs increased dramatically. Worldwide wafer demand also increased dramatically, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 wafer supply and post-processing capacity. In the second and third quarters, we moderated our sales and inventory burndown, stretching our IC supply but constraining our ability to fully capitalize on the increased endpoint IC demand, while we also expanded and matured our post-processing capacity. Despite that moderation, by end of third-quarter 2021 we had mostly consumed our prebuilt inventory. Demand for our endpoint ICs continued to exceed our ability to supply in both fourth-quarter 2021 and first-half 2022, and we expect it to continue during the remainder of 2022.

Our foundry partner has signaled continued tight availability for endpoint IC wafers in our process nodes into 2023, preventing us from fully capitalizing on our demand. Although we believe they have prioritized us for upside wafers, and have allocated sufficient second-half 2022 upside wafers for us to deliver second-half 2022 endpoint IC volumes that exceed first half, much of the upside is 200mm rather than 300mm wafers, causing us to transition some customers back from M700 to our older product families. And even with this upside, we remain unable to fully satisfy demand. These mix shifts and supply shortfalls may cause us to lose market share if our competitors are able to deliver higher endpoint IC volumes than we can. Any inability to obtain sufficient wafer supply, or the right mix of wafer supply at reasonable prices, or wafer supply at all, would negatively impact our operating results and prospects.

We also experienced supply constraints for systems components in 2021 and in first-half 2022. Those constraints limited our ability to deliver sufficient systems products to meet demand. For reader ICs, we experienced long packaging lead times for our Indy reader IC product and testing delays for our new E-family. The Indy lead times stabilized by the end of first-half 2022 and we expect the E-family testing delays to stabilize in second-half 2022, allowing us to catch up to demand by year end. For readers and gateways, we saw shortages and price increases for electronic and other components, negatively impacting product availability. We expect the shortages to persist at least through the end of 2022. For all products, we passed the cost increases to our customers. Overall, these packaging, test and supply shortfalls, as well as the cost increases, may decrease sales and cause market-share losses if our customers purchase competing products over ours. Any inability to obtain sufficient systems supply at reasonable prices, or at all, would negatively impact our operating results and prospects.

Covid-19

We are actively monitoring and mitigating the impacts of Covid-19 in all aspects of our business, including for our employees, suppliers, partners and end users.

In 2021, as the worldwide economy began to recover from the downturn caused by Covid-19, demand for all our products increased. Unfortunately, at the same time, we experienced supply constraints and higher costs that limited our ability to capitalize on the increased demand, as discussed above.

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

Covid-19 travel restrictions adversely affected our business by slowing new-product launches and typical sales activities, and those activities are still somewhat restricted. We previously anticipated that second-half 2021 and first-half 2022 would bring a return to some semblance of travel and sales normalcy, but for the most part our anticipations were not met. Moreover, there is no assurance that Covid-19’s impact on our employees or business activities will return to normal in second-half 2022. Our compliance with legal and regulatory requirements related to Covid-19 may subject us to future challenges, particularly as those requirements evolve.

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

Investing for Growth

We have invested in, and plan to continue investing in, research and development to enhance and extend our platform, including enhancing existing products, introducing new products and tightening the platform linkages between our products. Although we sell our products into many end markets, relying significantly on our partner channel, we are today focusing particular attention on retail self-checkout and loss prevention and supply chain and logistics, or SC&L, portal and conveyor opportunities.

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

Timing and Complexity of End Customer Deployments

From 2010 to 2021, our endpoint IC sales volumes increased at a compounded annual growth rate of 27%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020, in 2021 and in first-half 2022. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

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

Average Selling Price

Our product average selling prices, or ASPs, fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In second-half 2021, due to wafer and component supply shortfalls at many of our suppliers, we began experiencing increasing rather than decreasing costs for both endpoint ICs and systems. In fourth-quarter 2021, our foundry partner increased our wafer pricing and we began raising prices to offset the impact of those increased costs. Many of our vendors and subcontractors have signaled future price increases, although the timing and significance of these price increases are currently unknown. Such increases, if or when they occur, could cause us to pass the higher costs to our customers. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect margins to be volatile based on product mix and the timing of our price changes.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. Historically, the impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be historically lower in the fourth quarter than in the third quarter. We may not see these historical trends hold in 2022 due to the price increases noted above, and ongoing demand, and supply constraints.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years. Like for our endpoint ICs, we may not see these historical trends hold in 2022 due to the price increases noted above and ongoing demand, and supply constraints.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	2022	2021	Change
Revenue	$59,796	$47,268	$12,528	$112,940	$92,516	$20,424
Gross profit	$31,502	$24,777	$6,725	$60,281	$46,758	$13,523
Gross margin	52.7%	52.4%	0.3%	53.4%	50.5%	2.9%
Loss from operations	$(8,476)	$(8,317)	$(159)	$(17,791)	$(17,189)	$(602)

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Revenue and gross profit increased, due primarily to higher endpoint IC revenue which was driven by higher ASP and shipment volumes. Gross margin increased, due primarily to higher product margin, offset by higher indirect costs. Loss from operations remained comparable to the prior period, with increased gross profit offset by increased operating expenses. The operating-expense increase was due primarily to higher research and development and sales and marketing personnel costs; stock-based compensation expense; and non-settlement-related legal fees.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue compared to the prior year. The endpoint IC increase was driven by higher ASP offset by lower shipment volumes, including reduced volumes of fully reserved inventory. The systems increase was driven by volume and ASP increases in reader and reader ICs. Gross margin increased, due primarily to increased product margins, offset by less sales of fully reserved inventory and the impact of higher indirect costs. Loss from operations increased slightly from the prior period due to increased gross profit offset by increased operating expenses. The operating-expense increase was due primarily to higher research and development, sales and marketing and general and administrative personnel costs; stock-based compensation expense; non-settlement-related legal fees, product-development costs; and infrastructure costs.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Endpoint ICs	$42,854	$30,784	$12,070	$81,649	$68,866	$12,783
Systems	16,942	16,484	458	31,291	23,650	7,641
Total revenue	$59,796	$47,268	$12,528	$112,940	$92,516	$20,424

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Endpoint IC revenue increased $12.1 million, due primarily to a $9.0 million increase due to higher ASPs and a $3.1 million increase in higher shipment volumes. The ASP increase was due primarily to product mix, with a higher contribution from industrial and specialized products, as well as to price increases that we implemented in fourth-quarter 2021.

Systems revenue increased $458,000, due primarily to increases of $2.1 million in reader IC revenue and $1.3 million in reader revenue, offset by a $2.7 million decrease in gateway revenue. The increased reader IC revenue was due to increased shipment volumes and higher ASPs. The increased reader revenue was due to higher ASPs. The decreased gateway revenue was due to decreased shipment volumes as well as lower ASPs.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Endpoint IC revenue increased $12.8 million, due primarily to a $17.2 million increase due to higher ASPs, offset by a $4.4 million decrease in shipment volumes, including reduced volumes of fully reserved inventory. The ASP increase was due primarily to product mix, with a higher contribution from industrial and specialized products, as well as to price increases that we implemented in fourth-quarter 2021.

Systems revenue increased $7.6 million, due primarily to increases of $6 million in reader revenue and $4.3 million in reader IC revenue, offset by decreases of $1.9 million in gateway revenue and $790,000 in NRE revenue (Non-Recurring Engineering revenue). The increase in reader and reader IC revenue was due to increased shipment volumes as well as higher ASPs. The decrease in gateway revenue was due to lower ASPs.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	2022	2021	Change
Cost of revenue	$28,294	$22,491	$5,803	$52,659	$45,758	$6,901
Gross profit	$31,502	$24,777	$6,725	$60,281	$46,758	$13,523
Gross margin	52.7%	52.4%	0.3%	53.4%	50.5%	2.9%

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Gross profit increased, due primarily to higher endpoint IC revenue and higher gross margins. The higher gross margins were due primarily to higher product margin offset by higher indirect costs. Product margin increased primarily due to endpoint IC margins, the result of higher contribution from industrial and specialty products as well as a larger mix of M700 endpoint ICs, slightly offset by a decrease in systems margins due to less high-margin project revenue and due to endpoint IC and systems mix with systems representing a smaller portion of our total revenue.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Gross profit increased, due primarily to higher endpoint IC and systems revenue and higher gross margins. The gross margin increase was due primarily to higher product margin offset by less sales of fully reserved inventory and the impact of higher indirect costs. Product margin increased primarily due to endpoint IC margins, the result of higher contribution from industrial and specialty products and a larger mix of M700 endpoint ICs, and due to endpoint IC and systems mix with systems representing a larger portion of our total revenue, offset by a decrease in systems margins due to less high-margin project revenue. Sales of fully reserved inventory had an immaterial gross margin impact in first-half 2022 compared to a favorable gross margin impact of 1.2% in first-half 2021.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Research and development	$18,369	$15,900	$2,469	$36,358	$29,691	$6,667

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Research and development expense increased $2.5 million, due primarily to increases of $2.0 million in personnel expenses due to higher headcount and a change in our bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $520,000 in infrastructure costs from increased software costs.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Research and development expense increased $6.7 million, due primarily to increases of $3.2 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, $1.4 million in stock-based compensation expense primarily related to increased outstanding equity grants, $1.2 million in infrastructure costs from increased software costs and $660,000 in product development costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Sales and marketing	$9,614	$8,196	$1,418	$18,913	$15,841	$3,072

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Sales and marketing expense increased $1.4 million, due primarily to increases of $970,000 in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $320,000 in stock-based compensation expense primarily related to increased outstanding equity grants.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Sales and marketing expense increased $3.1 million, due primarily to increases of $1.3 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, $1.3 million in stock-based compensation expense primarily related to increased outstanding equity grants, $280,000 in contractor expenses and $211,000 in marketing and advertising expenses.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
General and administrative	$11,995	$8,998	$2,997	$22,801	$17,152	$5,649

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

General and administrative expense increased $3.0 million, due primarily to a $1.9 million increase in non-settlement-related legal fees, a $576,000 increase in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $360,000 increase in stock-based compensation expense primarily related to increased outstanding equity grants.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

General and administrative expense increased $5.6 million, due primarily to a $3.0 million increase in non-settlement-related legal fees, $1.3 million in stock-based compensation expense primarily related to increased outstanding equity grants and $835,000 in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs.

Induced Conversion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Induced conversion expense	$2,232	$—	$2,232	$2,232	$—	$2,232

In June 2022, we repurchased the remaining $9.85 million principal amount of the 2019 Convertible Notes (“2019 Note Repurchase”). We accounted for the 2019 Notes Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, we recorded $2.2 million in induced conversion expense which is included in the Consolidated Statements of Operations for the three and six months ended June 30, 2022. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Convertible Notes. For further information on the 2019 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Restructuring Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Restructuring costs	$—	$—	$—	$—	$1,263	$(1,263)

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

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Other income (expense), net	$429	$(4)	$433	$593	$19	$574

Other income (expense), net comprises primarily interest income on our short-term investments.

Other income (expense), net increased from the prior periods due to an increase in interest rates.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Interest expense	$1,250	$525	$725	$2,511	$1,050	$1,461

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three months ended June 30, 2022 and June 30, 2021, are presented under the new standard and we no longer record amortization of debt discount.no longer record amortization of debt discount.

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Interest expense increased $725,000, due primarily to us issuing the $287.5 million aggregate principal amount of the 2021 Notes in November 2021, due May 15, 2027. For further information on the 2021 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Interest expense increased $1.5 million, due primarily to us issuing the $287.5 million aggregate principal amount of the 2021 Notes in November 2021, due May 15, 2027. For further information on the 2021 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Income tax expense	$(6)	$60	$(66)	$43	$102	$(59)

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; investigation costs; restructuring costs; settlement and related costs; induced conversion expense; other income, net; interest expense; loss on debt extinguishment; and income tax benefit (expense). In fourth-quarter 2021, we revised our definition of adjusted EBITDA to exclude the expense incurred in connection with the induced conversion expense associated with repurchases of our 2019 Notes. We have excluded these costs and expenses because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net loss	$(11,523)	$(8,906)	$(2,617)	$(21,984)	$(18,322)	$(3,662)
Adjustments:
Other income (expense), net	(429)	4	(433)	(593)	(19)	(574)
Interest expense	1,250	525	725	2,511	1,050	1,461
Income tax expense	(6)	60	(66)	43	102	(59)
Depreciation	1,465	1,036	429	2,973	2,076	897
Stock-based compensation	10,859	10,582	277	22,173	18,031	4,142
Restructuring costs	—	—	—	—	1,263	(1,263)
Induced conversion expense	2,232	—	2,232	2,232	—	2,232
Adjusted EBITDA	$3,848	$3,301	$547	$7,355	$4,181	$3,174

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; amortization of debt discount related to the equity component of the Notes; and prepayment penalty on debt extinguishment. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. In fourth-quarter 2021, we revised our definition of non-GAAP net income (loss) to exclude the expense incurred in connection with the induced conversion expense associated with repurchases of our 2019 Notes.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net loss	$(11,523)	$(8,906)	$(2,617)	$(21,984)	$(18,322)	$(3,662)
Adjustments:
Depreciation	1,465	1,036	429	2,973	2,076	897
Stock-based compensation	10,859	10,582	277	22,173	18,031	4,142
Restructuring costs	—	—	—	—	1,263	(1,263)
Induced conversion expense	2,232	—	2,232	2,232	—	2,232
Non-GAAP net income	$3,033	$2,712	$321	$5,394	$3,048	$2,346

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $163.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. We had working capital of $213.7 million as of June 30, 2022.

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

In June 2022, we repurchased the remaining $9.85 million principal amount of the 2019 Notes. We accounted for the 2019 Notes Repurchase as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversion, we paid approximately $17.6 million in cash and accrued and unpaid interest thereon.

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

The net proceeds from issuing the 2021 Notes were approximately $278.4 million after deducting initial debt issuance costs, and fees and expenses. We used approximately $183.6 million of the net proceeds for the cash repurchase of approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the offering of the 2021 Notes in November 2021. We used an additional $17.6 million of cash to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022. Please refer to the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 6 to our consolidated financial statements included elsewhere in this report. We will use the remainder of the net proceeds from the offering for general corporate purposes.

For further information on the terms of this debt, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(7,639)	$4,981
Net cash provided by (used in) investing activities	(72,616)	13,317
Net cash provided by (used in) financing activities	(11,068)	9,241

Operating Cash Flows

For the six months ended June 30, 2022, we used $7.6 million of net cash from operating activities. This net cash usage was driven primarily by $14.2 million in working-capital, primarily from increased cash usage for inventory purchases, accounts receivable and accounts payable, and $6.6 million of net loss adjusted for non-cash items.

For the six months ended June 30, 2021, we generated $5.0 million of net cash from operating activities. These net cash proceeds were driven primarily by a $2.5 million working-capital contribution, primarily from lower cash usage for inventory purchases, and $2.5 million of net loss adjusted for non-cash items.

Investing Cash Flows

For the six months ended June 30, 2022, we used $72.6 million of net cash from investing activities. This net cash usage was driven primarily by investment and property and equipment purchases of $115.7 million and $3.7 million, respectively, partially offset by investment maturities of $46.8 million.

For the six months ended June 30, 2021, we generated $13.3 million of net cash from investing activities. The net cash proceeds were driven primarily by investment maturities of $41.0 million, partially offset by investment and property and equipment purchases of $19.8 million and $7.9 million, respectively.

Financing Cash Flows

For the six months ended June 30, 2022, we used $11.1 million of net cash from financing activities. This net cash usage was driven primarily by $6.5 million from stock-option exercises and our employee stock purchase plan. This amount was offset by $17.6 million for the cash repurchase of the remaining $9.85 million principal amount of the 2019 Notes described in the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 6 to our consolidated financial statements included elsewhere in this report

For the six months ended June 30, 2021, we generated $9.2 million of net cash from financing activities. These net cash proceeds were driven primarily by $9.2 million from stock-options exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

The following table reflects a summary of our contractual obligations as of June 30, 2022:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$303,672	$3,234	$6,469	$293,969	$—
Operating lease obligations
Operating lease obligations	16,164	4,447	6,646	5,071	—
Sublease income	(862)	(862)	—	—	—
Net operating lease commitments	15,302	3,585	6,646	5,071	—
Purchase commitments (2)	57,536	57,536	—	—	—
Total	$376,510	$64,355	$13,115	$299,040	$—
(1)
Consists of the 2021 Notes, including $16.2 million of interest payments.
(2)
Purchase commitments comprise primarily non-cancelable commitments to purchase $46.7 million of inventory as of June 30, 2022, as well as non-cancelable software license agreements with vendors.

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $163.3 million. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2022.

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

•
Some products have long lead times, and we place orders for them five or more months before our anticipated delivery dates to our customers. If we inaccurately forecast customer demand, we may be unable to meet our customers’ delivery requirements or we may accumulate excess inventory, increasing our costs.
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

The semiconductor industry has experienced periods of capacity shortfall. Many industries, ours included, are experiencing such a shortfall in 2021 and 2022, due to significant worldwide semiconductor demand and limited foundry supply. We exited fourth-quarter 2021 with limited semiconductor inventory and tight foundry supply for both our 200mm and 300mm products, and our foundry partner has signaled tight wafer availability into 2023. They have also raised prices. Absent a significantly higher wafer allocation in 2022 over 2021, and without the benefit of the wafer inventory buffer we had entering 2021, we will be unable to meet 2022 endpoint IC demand, potentially by a significant amount. Our foundry partner has signaled continued tight availability for endpoint IC wafers in our process nodes into 2023, preventing us from fully capitalizing on our demand. Although we believe they have prioritized us for upside wafers, and have allocated sufficient second-half 2022 upside wafers for us to deliver second-half 2022 endpoint IC volumes that exceed first half, much of the upside is 200mm rather than 300mm wafers, causing us to transition some customers back from M700 to our older product families. Wafer shortfalls may decrease sales and cause market-share losses if we are unable to supply enough products and/or our customers purchase competing products or, alternatively, may artificially increase sales as customers overbuy our products, followed by sales declines in future periods as they consume their accumulated inventory. Additionally, if we are unable to raise our prices to cover our higher costs, our gross margins and other financial results could suffer.

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

The United Kingdom, or UK, has enacted legislation that substantially implements the GDPR and which provides for penalties of up to the greater of 4% of worldwide annual revenue and £17.5 million. Following the UK’s exit from the EU, however, which became effective January 31, 2020, with a transition period ending December 31, 2020, significant uncertainty remains regarding matters such as data transfers between the UK, the EU and other jurisdictions. This uncertainty and other developments could require us to further change the way we conduct our business and transmit data between the U.S., the UK, the EU, and the rest of the world. Likewise, the California Consumer Privacy Act of 2018, or the CCPA, became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for certain data of California residents and provides for noncompliance penalties of up to $7,500 per violation. In addition, the California Privacy Rights Act, or CPRA, was passed by voters in California’s November 2020 election. The CPRA significantly modifies the CCPA, creating additional obligations with respect to consumer data commencing on January 1, 2022, and going into effect generally on January 1, 2023. Other states, including Virginia, Colorado, Utah, and Connecticut, have enacted similar legislation. Aspects of the CCPA, the CPRA, the GDPR and other laws and regulations relating to privacy, data protection, and security remain unclear as of the date of this report, but these laws and regulations potentially are far reaching. Laws and regulations relating to privacy, data protection and security, and continued evolution of such laws and regulations and their interpretation and enforcement, may require us to modify our practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise cause us to incur substantial costs and expenses in an effort to comply. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations may result in actions against us by governmental entities, private claims and litigation, legal and other costs, substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, with us choosing to build product inventory during the pandemic-induced downturn. In 2021 we saw strong demand exceeding our available product supply, and supply-demand imbalance has so far continued into 2022. Our foundry partner has signaled continued tight availability for endpoint IC wafers in our process nodes into 2023, preventing us from fully capitalizing on our demand. Although we believe they have prioritized us for upside wafers, and have allocated sufficient second-half 2022 upside wafers for us to deliver second-half 2022 endpoint IC volumes that exceed first half, much of the upside is 200mm rather than 300mm wafers, causing us to transition some customers back from M700 to our older product families.

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

Many factors, most of which are outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. In addition, these fluctuations may cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results and revenue include:

•
macroeconomic conditions, including inflation and recession, and their impact on our business and our customers, end-users, suppliers and other business partners;
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

Since July 2016, when we sold shares of our common stock in our initial public offering through June 30, 2022, our stock price has ranged from $9.95 to $94.39. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

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

In the course of running our business we may need to raise capital, potentially diluting our stockholders. In December 2019, we issued and sold $86.3 million aggregate principal amount of the 2019 Notes. In November 2021, we issued and sold $287.5 million aggregate principal amount of the 2021 Notes. We may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. We used approximately $183.6 million of the net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal of the 2019 Notes through individual privately negotiated transactions concurrent with such offering. We used an additional $17.6 million of cash to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022. If unforeseen circumstances drive our financing needs, such as unforeseen expenditures or if our operating results are worse than we expect, then we may not be able to raise capital on favorable terms, if at all. Debt financing, if available, may include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants that limit our ability to achieve our business objectives. If we need but cannot raise additional capital on acceptable terms then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Transactions relating to the 2019 Notes or the 2021 Notes may affect our stock’s value.

If the 2021 Notes are converted by holders, then we have the ability under the indenture for the 2021 Notes to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, then doing so will dilute the ownership interests of our existing stockholders. Any sales in the public market of the stock issuable upon a conversion could decrease our stock price. Anticipated future conversions of the 2021 Notes into shares of our stock could also decrease our stock price. The holders of the 2021 Notes may also engage in short selling to hedge their positions in the 2021 Notes, which could also decrease our stock price.

In connection with us issuing the 2019 Notes, we entered into privately negotiated capped-call transactions with financial counterparties and these capped-call transactions were left intact even after we acquired the outstanding 2019 Notes in June 2022. The capped-call transactions were generally designed to reduce potential dilution to our stock upon any conversion or settlement of the 2019 Notes or offset any cash payments we were required to make in excess of the principal amount of converted 2019 Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our stock or purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 6 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of June 30, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 25.4% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

Servicing the 2021 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2021 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2021 Notes, or to make cash payments in connection with any conversion of the 2021 Notes or upon any fundamental change if holders require us to repurchase their 2021 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient future cash from operations to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2021 Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in us defaulting on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•
make it more difficult for us to satisfy our debt obligations, including the 2021 Notes;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of April 18, 2022	8-K	4/21/2022	3.2

10.1	Outside Director Compensation Policy, as amended May 26, 2022				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: July 27, 2022	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)