Form 10-Q
period 2022-09-30
IMPINJ INC
filed 2022-10-26
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 14, 2022, 25,914,998 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk

Factors.” These risks include the following:

•
if RAIN market adoption does not continue to develop, or develops slower than we expect, or if RAIN adoption by retailers and supply chain and logistics companies does not continue at the rate we expect, our business will suffer;
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
•
we are vulnerable to silicon wafer shortages, which has and may continue to adversely affect our ability to meet demand for our products;
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
•
we are and may become party to additional intellectual property disputes, which could be time consuming, costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption generally;
•
we have a history of losses and have only achieved profitability intermittently, and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
servicing $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2021 Notes, in which case our indebtedness may limit our operating flexibility or otherwise affect our business; and
•
our executive officers, directors, principal stockholders, together with their affiliates, beneficially owned approximately 24.8% of our outstanding common stock as of September 30, 2022, and as a result are able to exercise significant influence over matters subject to stockholder approval.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$39,310	$123,903
Short-term investments	142,541	69,443
Accounts receivable, net	40,667	35,449
Inventory	31,925	21,958
Prepaid expenses and other current assets	5,507	5,049
Total current assets	259,950	255,802
Long-term investments	19,200	14,225
Property and equipment, net	31,121	27,500
Operating lease right-of-use assets	11,414	11,667
Other non-current assets	2,223	2,462
Goodwill	3,881	3,881
Total assets	$327,789	$315,537
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$13,249	$11,732
Accrued compensation and employee related benefits	7,936	6,365
Accrued and other current liabilities	6,080	2,481
Current portion of operating lease liabilities	3,460	4,143
Restructuring liabilities	102	591
Current portion of long-term debt	—	9,633
Current portion of deferred revenue	2,808	558
Total current liabilities	33,635	35,503
Long-term debt, net of current portion	279,846	278,661
Operating lease liabilities, net of current portion	11,790	11,934
Other long-term liabilities	113	279
Deferred revenue, net of current portion	344	236
Total liabilities	325,728	326,613
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 25,876 and 24,737 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26	25
Additional paid-in capital	390,432	351,422
Accumulated other comprehensive loss	(1,730)	(39)
Accumulated deficit	(386,667)	(362,484)
Total stockholders' equity (deficit)	2,061	(11,076)
Total liabilities and stockholders' equity (deficit)	$327,789	$315,537

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$68,270	$45,193	$181,210	$137,709
Cost of revenue	30,835	22,180	83,494	67,938
Gross profit	37,435	23,013	97,716	69,771
Operating expenses:
Research and development	18,766	16,789	55,124	46,480
Sales and marketing	9,326	8,736	28,239	24,577
General and administrative	11,087	9,860	33,888	27,012
Restructuring costs	—	—	—	1,263
Total operating expenses	39,179	35,385	117,251	99,332
Loss from operations	(1,744)	(12,372)	(19,535)	(29,561)
Other income, net	774	2	1,367	21
Induced conversion expense	—	—	(2,232)	—
Interest expense	(1,205)	(526)	(3,716)	(1,576)
Loss before income taxes	(2,175)	(12,896)	(24,116)	(31,116)
Income tax expense	(24)	(28)	(67)	(130)
Net loss	$(2,199)	$(12,924)	$(24,183)	$(31,246)

Net loss per share — basic and diluted	$(0.09)	$(0.53)	$(0.95)	$(1.30)
Weighted-average shares outstanding — basic and diluted	25,743	24,330	25,384	24,040

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(2,199)	$(12,924)	$(24,183)	$(31,246)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(504)	(7)	(1,691)	(6)
Total other comprehensive loss	(504)	(7)	(1,691)	(6)
Comprehensive loss	$(2,703)	$(12,931)	$(25,874)	$(31,252)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(24,183)	$(31,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,456	3,171
Stock-based compensation	32,230	28,951
Accretion of discount or amortization of premium on investments	301	694
Amortization of debt issuance costs	1,203	283
Induced conversion expense related to convertible notes	2,232	—
Changes in operating assets and liabilities:
Accounts receivable	(5,218)	(2,042)
Inventory	(9,967)	17,895
Prepaid expenses and other assets	45	(758)
Accounts payable	1,107	(1,831)
Accrued compensation and employee related benefits	1,571	754
Accrued and other liabilities	1,741	1,063
Operating lease right-of-use assets	2,490	2,218
Operating lease liabilities	(3,064)	(2,772)
Restructuring liabilities	(489)	133
Deferred revenue	2,358	(6,106)
Net cash provided by operating activities	6,813	10,407
Investing activities:
Purchases of investments	(159,837)	(36,431)
Proceeds from maturities of investments	79,508	70,000
Purchases of property and equipment	(5,975)	(14,181)
Net cash provided by (used in) investing activities	(86,304)	19,388
Financing activities:
Principal payments on finance lease obligations	—	(2)
Proceeds from exercise of stock options and employee stock purchase plan	12,462	11,761
Payment of 2019 Notes	(17,564)	—
Net cash provided by (used in) financing activities	(5,102)	11,759
Net increase (decrease) in cash and cash equivalents	(84,593)	41,554
Cash and cash equivalents
Beginning of period	123,903	23,636
End of period	$39,310	$65,190

Supplemental disclosure of cashflow information:
Cash paid for interest	$1,803	$863
Purchases of property and equipment not yet paid	2,519	2,173

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	483	—	4,611	—	—	4,611
Stock-based compensation	—	—	11,314	—	—	11,314
Net loss	—	—	—	(10,461)	—	(10,461)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at March 31, 2022	25,220	$25	$367,347	$(372,945)	$(716)	$(6,289)
Issuance of common stock	327	1	1,884	—	—	1,885
Stock-based compensation	—	—	10,859	—	—	10,859
Net loss	—	—	—	(11,523)	—	(11,523)
Other comprehensive loss	—	—	—	—	(510)	(510)
Induced conversion on 2019 Notes	—	—	(5,681)	—	—	(5,681)
Balance at June 30, 2022	25,547	26	374,409	(384,468)	(1,226)	(11,259)
Issuance of common stock	329	—	5,966	—	—	5,966
Stock-based compensation	—	—	10,057	—	—	10,057
Net loss	—	—	—	(2,199)	—	(2,199)
Other comprehensive loss	—	—	—	—	(504)	(504)
Balance at September 30, 2022	25,876	$26	$390,432	$(386,667)	$(1,730)	$2,061

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	702	1	8,523	—	—	8,524
Stock-based compensation	—	—	7,449	—	—	7,449
Net loss	—	—	—	(9,416)	—	(9,416)
Balance at March 31, 2021	24,052	$24	$406,988	$(320,640)	$3	$86,375
Issuance of common stock	202	—	719	—	—	719
Stock-based compensation	—	—	10,582	—	—	10,582
Net loss	—	—	—	(8,906)	—	(8,906)
Other comprehensive income	—	—	—	—	1	1
Balance at June 30, 2021	24,254	$24	$418,289	$(329,546)	$4	$88,771
Issuance of common stock	155	—	2,518	—	—	2,518
Stock-based compensation	—	—	10,920	—	—	10,920
Net loss	—	—	—	(12,924)	—	(12,924)
Other comprehensive loss	—	—	—	—	(7)	(7)
Balance at September 30, 2021	24,409	$24	$431,727	$(342,470)	$(3)	$89,278

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminates the beneficial- and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for the 2019 Notes (as defined below) on a whole-instrument basis. Upon adoption, we recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. We had no changes to net deferred tax liabilities with a decrease in deferred tax liability offset by a corresponding increase in valuation allowance upon adoption. We use the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, upon adoption of this guidance.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, and 2021, are presented under ASU 2020-06.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$27,430	$—	$27,430	$113,058	$—	$113,058
Total cash equivalents	27,430	—	27,430	113,058	—	113,058
Short-term investments:
U.S. government agency securities	—	75,681	75,681	—	4,066	4,066
Corporate notes and bonds	—	35,995	35,995	—	36,966	36,966
Commercial paper	—	18,291	18,291	—	16,489	16,489
Treasury bill	—	4,490	4,490	—	4,490	4,490
Yankee bonds		1,918	1,918	—	—	—
Asset-backed securities	—	6,166	6,166	—	7,432	7,432
Total short-term investments	—	142,541	142,541	—	69,443	69,443
Long-term investments:
U.S. government agency securities	—	17,346	17,346	—	14,225	14,225
Asset-backed securities	—	1,854	1,854	—	—	—
Total long-term investments	—	19,200	19,200	—	14,225	14,225
Total	$27,430	$161,741	$189,171	$113,058	$83,668	$196,726

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of September 30, 2022 or December 31, 2021. Short-term investments are expected to mature within 1 year from the reporting date. Long-term investments are expected to mature between 1 and 2 years from the reporting date. See Note 6 for the carrying amount and estimated fair value of the Notes.

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	September 30, 2022
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$27,430	$—	$—	$27,430
U.S. government agency securities	94,276	—	(1,249)	93,027
Corporate notes and bonds	36,374	—	(379)	35,995
Yankee bonds	1,920	—	(2)	1,918
Commercial paper	18,291	—	—	18,291
Treasury bill	4,500	—	(10)	4,490
Asset-backed securities	8,110	—	(90)	8,020
Total	$190,901	$—	$(1,730)	$189,171

	December 31, 2021
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$113,058	$—	$—	$113,058
U.S. government agency securities	18,314	—	(23)	18,291
Corporate notes and bonds	36,975	3	(12)	36,966
Commercial paper	16,489	—	—	16,489
Treasury bill	4,494	—	(4)	4,490
Asset-backed securities	7,435	—	(3)	7,432
Total	$196,765	$3	$(42)	$196,726

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $143.5 million and unrealized losses of $1.7 million as of September 30, 2022. Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $61.0 million and unrealized losses of $42,000 as of December 31, 2021. As of September 30, 2022, and December 31, 2021, there were no marketable securities in a continuous loss position for greater than 12 months.

In making the determination as to whether the unrealized loss is other-than-temporary, for the periods presented, we have concluded that there is no plan to sell the securities nor is it more likely than not that we would be required to sell the securities before their anticipated recovery.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$10,982	$6,305
Work-in-process	9,178	7,873
Finished goods	11,765	7,780
Total inventory	$31,925	$21,958

For the three and nine months ended September 30, 2022, sales of fully reserved inventory had an immaterial impact on net gross margin. For the three and nine months ended September 30, 2021, sales of fully reserved inventory had a favorable net gross margin impact of 2.0% and 1.4%, respectively.

Note 4. Stock-Based Awards

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022 (in thousands):

Number of Underlying Shares
Outstanding at December 31, 2021	2,288
Granted	—
Exercised	(426)
Forfeited or expired	(18)
Outstanding at September 30, 2022	1,844
Vested and exercisable at September 30, 2022	1,517

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

The following table summarizes activity for RSUs, PSUs and MSUs for the nine months ended September 30, 2022 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2021	1,165	84	268
Granted	701	57	75
Vested	(380)	—	(269)
Forfeited	(96)	(25)	(2)
Outstanding at September 30, 2022	1,390	116	72

We recorded $262,000 and $2.2 million of stock-based compensation expense related to the MSUs for the three and nine months ended September 30, 2022. We recorded $716,000 and $1.3 million of stock-based compensation expense related to the MSUs for the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$509	$506	$1,407	$1,266
Research and development expense	4,368	4,610	13,479	12,288
Sales and marketing expense	1,853	2,617	7,247	6,739
General and administrative expense	3,327	3,187	10,097	8,658
Total stock-based compensation expense	$10,057	$10,920	$32,230	$28,951

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

Obligations with Third Parties

We have certain non-cancelable obligations, which include obligations with third-party manufacturers who manufacture our products. We are committed to purchase $47.1 million of inventory as of September 30, 2022.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, we did not have material accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

The Court has issued a schedule that provides for, among other things, a trial for all four patents in suit beginning on June 5, 2023. The Court has also scheduled a summary judgment hearing on January 31, 2023, for any summary judgment motions filed by the parties.

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

On December 11, 2020, we also moved to stay the case with respect to six of the eight patents in suit pending final resolution of petitions that we filed for IPR review by the PTAB. On February 12, 2021, the Court granted our motion to stay the case as to these six patents. The PTAB instituted IPRs on two of the six challenged patents, and ultimately issued final decisions rejecting all claims of those two patents but denied them on the other four. The Court subsequently removed the stay on the four against which IPRs were not instituted so six patents remain in suit, including three to which we claim a license through our supplier. We filed and on July 8, 2022, the U.S. Patent and Trademark Office instituted a reexamination of one of the remaining six patents and has issued an initial office action rejecting all claims.

On March 9, 2021, we moved for summary judgment of noninfringement on the four patents to which we assert a license, including three of the remaining six patents. On July 28, 2021, the Court deferred ruling on our motion for summary judgment pending further discovery. On September 17, 2021, the Court struck all scheduled dates for the case pending reassignment to a new judge. On May 17, 2022, the case was reassigned to Judge John Chun. The Court held a hearing on our summary judgment motion, which pertains to three of the remaining six patents, on October 4, 2022, and also conducted a claim construction hearing on that date. The Court also issued a revised schedule that provides for, among other things, a trial date of April 10, 2023. On October 20, 2022, the Court granted our motion for summary judgment, leaving three patents remaining in suit.

Impinj Patent Infringement Claims Against NXP in Texas

On May 25, 2021, we filed a new patent infringement lawsuit against NXP USA, Inc. in the United States District Court for the Western District of Texas (Waco), asserting that NXP has infringed nine of our patents, including seven that were originally asserted in the Northern California case. We are seeking among other things, past damages, including lost profits, but no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorney’s fees and costs for infringement of the asserted patents. We are also seeking an injunction against NXP making, selling, using, offering for sale or importing its UCODE 7, 8 and 9 endpoint ICs.

On July 26, 2021, NXP USA filed an answer to our complaint and counterclaimed that we infringe nine patents, one of which NXP USA owns and eight of which NXP USA recently exclusively licensed from a third party.

The Court issued a claim construction order on February 10, 2022. The Court has also ordered that that the initial trial will involve three patents from each side, with up to two additional trials if necessary. The current schedule sets, among other things, a deadline of March 21, 2023, for the parties to select the first set of patents for the initial trial, with that trial to begin on September 25, 2023. On July 11, 2022, the Court granted our motion to file an amended complaint adding NXP B.V. and NXP Semiconductors Netherlands B.V. as defendants.

In addition, we filed petitions for reexamination on five of the patents NXP asserted in its counterclaim and all five were instituted by the U.S. Patent and Trademark Office.

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

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	September 30, 2022			December 31, 2021
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2019 Notes (1) (2)	$—	$—	$—	$9,850	$(217)	$9,633
2021 Notes	287,500	(7,654)	279,846	287,500	(8,839)	278,661
Total Debt	287,500	(7,654)	279,846	297,350	(9,056)	288,294
Short-term Debt	—	—	—	9,850	(217)	9,633
Long-term Debt	$287,500	$(7,654)	$279,846	$287,500	$(8,839)	$278,661

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	2019 Notes	2021 Notes	Total	2019 Notes	Total
Amortization of debt issuance costs	—	396	396	95	95
Cash interest expense	—	809	809	431	431
Total interest expense	$—	$1,205	$1,205	$526	$526

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	2019 Notes	2021 Notes	Total	2019 Notes	Total
Amortization of debt issuance costs	19	1,184	1,203	282	282
Cash interest expense	87	2,426	2,513	1,294	1,294
Total interest expense	$106	$3,610	$3,716	$1,576	$1,576

Accrued interest related to the 2021 Notes as of September 30, 2022 was $1.2 million. Accrued interest related to the 2019 Notes as of September 30, 2021 was $508,000. We record accrued interest in accrued liabilities in our consolidated balance sheet.

Our estimated fair value of the 2021 Notes was $288.6 million and $314.3 million as of September 30, 2022 and December 31, 2021, respectively, which we determined through consideration of quoted market prices. Our estimated fair value of the 2019 Notes was $26.2 million as of December 31, 2021, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

Capped Calls

In connection with issuing the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped-call transactions remain outstanding as of September 30, 2022, even though the 2019 Notes were repurchased in November 2021 and June 2022 as detailed below. The capped-call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion or settlement of convertible debt, or to offset any cash payments we are required to make in excess of the principal amount upon conversion of convertible debt, as the case may be, with such reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped-call transactions, then our stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case, to the extent the then-market price per share of our common stock exceeds the cap price. The initial cap price of the capped-call transactions is $54.20 per share, which represents a 100% premium over the last reported sale price of our common stock of $27.10 per share on December 11, 2019 subject to certain adjustments under the terms of the capped-call transactions. The capped-call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

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

Note 7. Leases

The following table presents the components of lease expense in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs(a)
Single lease costs	$1,078	$1,038	$3,164	$3,114
Variable lease costs	521	469	1,614	1,436
Sublease income(b)	(494)	(475)	(1,482)	(1,425)
Total operating lease costs	$1,105	$1,032	$3,296	$3,125
(a) Includes short-term lease costs, which are immaterial.
(b) Sublease income is related to unused office space that we sublet as part of the restructuring in fiscal 2018 where we continue to have the primary obligations.

The following table presents supplemental cash-flow information related to operating leases for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$3,792	$3,668
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$—	$698
Lease liabilities arising from obtaining ROU assets
Operating leases	$2,237	$—

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of the dates presented:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.4	4.4
Weighted-average discount rate	6.8%	6.7%

The following table presents future lease payments under operating leases as of September 30, 2022 (in thousands):

	Operating Leases
	Lease Payments	Sublease Income	Net
2022	$1,308	$(370)	$938
2023	4,059	(123)	3,936
2024	3,853	—	3,853
2025	3,918	—	3,918
2026	4,019	—	4,019
Thereafter	1,815	—	1,815
Total lease payments	$18,972	$(493)	$18,479
Less: Imputed interest	(3,722)
Present value of lease liabilities	15,250
Less: Current portion of lease liabilities	3,460
Lease liabilities, net of current portion	$11,790

Note 8. Net Loss Per Share

Upon us adopting ASU 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 Notes or the 2021 Notes on diluted net loss per share for the three and nine months ended September 30, 2022 and September 30, 2021.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,199)	$(12,924)	$(24,183)	$(31,246)
Denominator:
Weighted-average shares outstanding — basic and diluted	25,743	24,330	25,384	24,040
Net loss per share — basic and diluted	$(0.09)	$(0.53)	$(0.95)	$(1.30)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2022	2021
Stock options	1,844	2,561
RSUs, MSUs, and PSUs	1,578	1,538
Employee stock purchase plan shares	30	42
2019 Notes	—	2,496
2021 Notes	2,589	—

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

The chief executive officer reviews information about our revenue categories, which are endpoint ICs and systems. We define systems as reader ICs, readers, gateways and software. The following table presents our revenue categories for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Endpoint ICs	$51,155	$31,960	$132,804	$100,826
Systems	17,115	13,233	48,406	36,883
Total revenue	$68,270	$45,193	$181,210	$137,709

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced maintenance and advance payments on non-recurring engineering services contracts, represents contracted revenue that has not yet been recognized. Deferred revenue as of December 31, 2020, included a $6.0 million advance payment for a system order, which we recognized as revenue for the nine months ended September 30, 2021. We recognized $319,000 of revenue related to amounts included in deferred revenue as of December 31, 2021 for the nine months ended September 30, 2022.

The following table presents the changes in deferred revenue for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$794	$7,088
Deferral of revenue	3,058	956
Recognition of deferred revenue	(700)	(7,062)
Balance at end of period	$3,152	$982

Note 11. Related-Party Transactions

We have a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provides advisory and consulting services. The term of the consulting agreement began in May 2020 through December 2020, which was extended by an additional 12 months to December 2021 as mutually agreed upon by Mr. Phelan and us. In 2021, again as mutually agreed by Mr. Phelan and us, we further extended the term by 12 months to December 2022. We recognized $115,000 and $385,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and six months ended September 30, 2022, respectively. We recognized $135,000 and $384,000 of consulting fee expense to Mr. Phelan, or the limited liability company owned by Mr. Phelan, for the three and nine months ended September 30, 2021, respectively.

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

A summary of accrued restructuring costs as of September 30, 2022, is shown in the table below (in thousands):

	Employee Termination Benefits	Other Associated Costs	Total
Restructuring costs incurred in 2021	$1,671	$50	$1,721
Cash payments in 2021	(1,080)	(50)	(1,130)
Cash payments in 2022	(489)	—	(489)
Accrued restructuring costs as of September 30, 2022	$102	$—	$102

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

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

Factors Affecting Our Performance

Inventory Supply

From time to time, we experience inventory overages or shortages, either due to us misestimating customer or end-user demand; insufficient manufacturing capacity or product availability; market fluctuations; competitive product availability; macroeconomic fluctuations; changes in regulations or tariffs; or for a host of other reasons. These inventory dynamics can impact some or all of our products. High inventory levels can increase expenses, cause product obsolescence and/or increase reserves, negatively affecting our business. Low inventory levels can cause lengthened lead times, missed opportunities, market-share loss and/or damaged customer relationships, also negatively affecting our business. For example, in 2010 we experienced IC wafer shortages relative to our needs because of high worldwide demand for foundry capacity. These shortages prevented us from fully meeting customer demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors.

In 2020, during the Covid-19 economic downturn, we built endpoint IC inventory. Beginning in fourth-quarter 2020, demand for all our endpoint ICs increased dramatically. Worldwide wafer demand also increased dramatically, leading to wafer shortfalls in many industries, including ours. In first-quarter 2021, we consumed the inventory we built in 2020 at a pace that exceeded our first-quarter 2021 supply and post-processing capacity. In the second and third quarters, we moderated our sales and inventory burndown, stretching our IC supply but constraining our ability to fully capitalize on the increasing endpoint IC demand, while we also expanded and matured our post-processing capacity. Despite that moderation, by end of third-quarter 2021 we had mostly consumed our prebuilt inventory. Demand for our endpoint ICs continued to exceed our ability to supply in fourth-quarter 2021 and the first three quarters of 2022, and we expect it to continue in fourth-quarter 2022 and at least into first-half 2023.

Our foundry partner has signaled improving 200mm wafer availability, heading into 2023, which will allow us to modestly increase endpoint IC shipments in fourth-quarter 2022 and again in first-quarter 2023. However, because our primary market demand and more than two thirds of our post-processing capacity is focused on 300mm wafers, we need 300mm wafer upside, and our foundry partner has signaled continued tight 300mm availability in our process node into 2023, preventing us from fully capitalizing on our demand. Although we believe they continue to prioritize us for upside 300mm wafers, absent a significantly higher 2023 300mm wafer allocation over 2022, we will be unable to meet our 2023 endpoint IC demand, potentially by a significant amount. The consequent mix shift back to older generation 200mm products, combined with the ongoing 300mm wafer shortfall, may cause us to lose market share if our competitors are able to deliver more endpoint ICs and/or at lower pricing than we can. Our insufficient wafer supply, the 200mm vs 300mm supply imbalance, and the lower performance and lesser features in the 200mm products combined with higher costs may negatively impact our operating results and prospects.

In fourth-quarter 2021 and in the first three quarters of 2022 we have also been unable to obtain enough reader components to meet reader market demand. We expect that shortfall to persist into 2023. For reader ICs, we previously experienced long packaging lead times for our Indy reader ICs and testing delays for our new E-family. The Indy lead times stabilized by the end of first-half 2022. We expect the E-family product availability to stabilize by the end of fourth-quarter 2022; however, strong E-family demand may still outpace supply. We also saw cost increases for all systems products, which caused us to raise prices and potentially negatively impact market competitiveness. Overall, the supply, packaging and test shortfalls, as well as cost increases, may decrease sales and cause market-share losses if our customers buy competing products over ours, or choose to not deploy at all, negatively impacting our operating results and prospects.

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

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries, but especially in retail apparel, which is our largest market. Covid-19 had a materially adverse impact on the retail industry. Covid-19 may also accelerate an ongoing shift in consumer shopping away from physical stores, which could adversely affect demand for endpoint ICs by retailers. The extent to which Covid-19 materially impacts the retail industry is unclear, as is the extent to which it will impact our product sales. Other industries that are potential future drivers of RAIN adoption have also been impacted by Covid-19, although the long-term impact on our business is unclear. For example, the aviation industry, which had proposed widespread luggage tagging, has been negatively impacted by Covid-19. By contrast, SC&L has experienced increased demand which could positively impact our financial performance if SC&L further adopts RAIN.

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

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and as a result we have continued investing in new products. In our endpoint IC business, in 2020 we introduced our new Impinj M700, which offers significant performance advantages over other endpoint ICs on the market and which we believe will foster adoption. In our systems business, in 2020 we introduced our new Impinj R700 reader and in 2021 our new Impinj E-family reader ICs, which likewise offer significant performance advantages over other readers and reader ICs on the market and which we believe will also foster adoption. Market adoption could be impacted by product availability. See further discussion of product availability under “Inventory Supply”.

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

Timing and Complexity of End Customer Deployments

From 2010 to 2021, our endpoint IC sales volumes increased at a compounded annual growth rate of 27%. However, the pace has been uneven and unpredictable. For example, our endpoint IC unit sales volumes increased significantly in 2016, declined in second-half 2017 and in first-half 2018, returned to growth in second-half 2018 and in 2019 (the latter albeit not at the same pace as in 2016), declined again in second- and third-quarter 2020 due to Covid-19, and recovered in fourth-quarter 2020, in 2021 and in the first three quarters of 2022. We expect short-term demand to remain unpredictable in scope and timing. Longer term, we believe our endpoint IC opportunity will continue to grow, but we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

Our systems business, at least for our readers and gateways, relies disproportionally on large-scale deployments at discrete end users. The timing of those large deployments causes large variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a large North American SC&L provider in connection with a project-based gateway deployment. We did not have comparable new project-based revenue in 2020. As another example, in second-quarter 2021, we generated 13% of our quarterly revenue from a project-based gateway deployment for RAIN-based loss-prevention at a large Europe-based global retailer.

Finally, although we promote our platform as an integrated offering, we sell our products individually, and end users often use only certain of our products. For any given end-user solution, whether an end user chooses to deploy our entire platform or only a portion will also affect our operating results.

Average Selling Price

Our product average selling prices, or ASPs, fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In second-half 2021, due to wafer and component supply shortfalls at many of our suppliers, we began experiencing increasing rather than decreasing costs for both endpoint ICs and systems. In fourth-quarter 2021, our foundry partner increased our wafer pricing and we began raising prices to offset the impact of those increased costs. Many of our vendors and subcontractors have signaled future price increases, including our wafer foundry partner who has signaled another round of price increases in first-quarter 2023, although the magnitude of these increases is currently uncertain. Such increases, if or when they occur, could cause us to pass the higher costs to our customers. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect margins to be volatile based on product mix and the timing of our price changes.

Seasonality

We typically renegotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year, reducing both revenue and gross margins in the first quarter compared to prior periods. Historically, the impact tends to decline in subsequent quarters as we reduce costs and, to the extent we can migrate our customers to newer, lower-cost products, adjust product mix. Endpoint IC volumes also tend to be historically lower in the fourth quarter than in the third quarter. We will not see these historical trends hold in 2022 and may not see them in 2023 due to the price increases, ongoing demand and supply constraints noted above.

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many customers’ fiscal years. Like for our endpoint ICs, we may not see these historical trends hold in 2022 due to the price increases, ongoing demand and supply constraints noted above.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	2022	2021	Change
Revenue	$68,270	$45,193	$23,077	$181,210	$137,709	$43,501
Gross profit	$37,435	$23,013	$14,422	$97,716	$69,771	$27,945
Gross margin	54.8%	50.9%	3.9%	53.9%	50.7%	3.2%
Loss from operations	$(1,744)	$(12,372)	$10,628	$(19,535)	$(29,561)	$10,026

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue compared to the prior year. The endpoint IC increase was driven by higher ASP and shipment volumes. The systems increase was driven by volume increases in gateways and reader ICs. Gross margin increased, due primarily to higher product margin, offset by reduced sales of fully reserved inventory. Loss from operations decreased from the prior period, with increased gross profit partially offset by increased operating expenses. The operating-expense increase was due primarily to higher research and development, sales and marketing and general and administrative personnel costs; infrastructure costs; and non-settlement-related legal fees slightly offset by a decrease in stock-based compensation.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue compared to the prior year. The endpoint IC increase was primarily driven by higher ASP. Overall, shipment volumes were comparable to those of the prior year period; however, the prior year's shipment volumes included substantially more sales of fully reserved inventory. The systems increase was driven by volume and ASP increases in reader and reader ICs. Gross margin increased, due primarily to increased product margins, offset by reduced sales of fully reserved inventory and higher indirect costs. Loss from operations decreased from the prior period, with increased gross profit partially offset by increased operating expenses. The operating-expense increase was due primarily to higher research and development, sales and marketing and general and administrative personnel costs; non-settlement-related legal fees, stock-based compensation expense; infrastructure costs; product-development costs; and marketing and advertising costs.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Endpoint ICs	$51,155	$31,960	$19,195	$132,804	$100,826	$31,978
Systems	17,115	13,233	3,882	48,406	36,883	11,523
Total revenue	$68,270	$45,193	$23,077	$181,210	$137,709	$43,501

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

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Endpoint IC revenue increased $19.2 million, due primarily to a $14.7 million increase due to higher ASPs and a $4.5 million increase due to higher shipment volumes. The ASP increase was due primarily to product mix, with a higher contribution from industrial and specialty ICs, as well as to price increases that we implemented in fourth-quarter 2021.

Systems revenue increased $3.9 million, due primarily to increases of $2.9 million in gateway revenue and $2.1 million in reader IC revenue, offset by a $1.1 million decrease in reader revenue. The increased gateway and reader IC revenue was due to increased shipment volumes. The decreased reader revenue was due to decreased shipment volumes offset by higher ASPs.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Endpoint IC revenue increased $32.0 million, due primarily to a $31.8 million increase due to higher ASPs. The ASP increase was due primarily to product mix, with a higher contribution from industrial and specialty ICs, as well as to price increases that we implemented in fourth-quarter 2021.

Systems revenue increased $11.5 million, due primarily to increases of $6.3 million in reader IC revenue and $4.9 million in reader revenue. The increase in reader and reader IC revenue was due to increased shipment volumes as well as higher ASPs.

For more information, see the sections captioned “—Factors Affecting Our Performance—Covid-19” and “Risk Factors—Covid-19 has adversely affected our business, and the magnitude and duration of future Covid-19 effects on our financial position, results of operations, cash flows and business prospects are uncertain.”

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	2022	2021	Change
Cost of revenue	$30,835	$22,180	$8,655	$83,494	$67,938	$15,556
Gross profit	$37,435	$23,013	$14,422	$97,716	$69,771	$27,945
Gross margin	54.8%	50.9%	3.9%	53.9%	50.7%	3.2%

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

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Gross profit increased, due primarily to higher endpoint IC and systems revenue and higher gross margins. The higher gross margins were due primarily to higher product margin offset by reduced sales of fully reserved inventory. Product margin increased primarily due to endpoint IC margins, the result of higher contribution from industrial and specialty ICs as well as a larger mix of M700 ICs. Sales of fully reserved inventory had an immaterial gross margin impact for the three months ended September 30, 2022 compared to a favorable gross margin impact of 2.0% for the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Gross profit increased, due primarily to higher endpoint IC and systems revenue and higher gross margins. The gross margin increase was due primarily to higher product margin offset by reduced sales of fully reserved inventory and higher indirect costs. Product margin increased primarily due to endpoint IC margins, the result of higher contribution from industrial and specialty ICs and a larger mix of M700 ICs, offset by a decrease in systems margins due to less high-margin project revenue. Sales of fully reserved inventory had an immaterial gross margin impact for the nine months ended September 30, 2022 compared to a favorable gross margin impact of 1.4% for the nine months ended September 30, 2021.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Research and development	$18,766	$16,789	$1,977	$55,124	$46,480	$8,644

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

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Research and development expense increased $2.0 million, due primarily to increases of $1.7 million in personnel expenses due to higher headcount and a change in our bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $349,000 in infrastructure costs from increased software costs.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Research and development expense increased $8.6 million, due primarily to increases of $4.9 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, $1.5 million in infrastructure costs from increased software costs, $1.2 million in stock-based compensation expense primarily related to increased outstanding equity grants and $694,000 in product development costs.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Sales and marketing	$9,326	$8,736	$590	$28,239	$24,577	$3,662

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect sales and marketing expense to modestly increase on an absolute dollar basis, except for incentive sales compensation which fluctuates as a function of revenue. Expenses associated with our sales and marketing activities related to marketing events requiring travel will continue to fluctuate depending on current and future Covid-19 travel restrictions.

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Sales and marketing expense increased $590,000, due primarily to increases of $1.3 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs offset by a decline of $764,000 in stock-based compensation expense primarily due to forfeitures.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Sales and marketing expense increased $3.7 million, due primarily to increases of $2.6 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, $508,000 in stock-based compensation expense primarily related to increased outstanding equity grants offset by forfeitures and $418,000 in marketing and advertising expenses.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
General and administrative	$11,087	$9,860	$1,227	$33,888	$27,012	$6,876

General and administrative expense comprises primarily personnel expenses (salaries, benefits, and other employee related costs) and stock-based compensation expense for our executive, finance, human resources and information technology personnel; legal, accounting and other professional service fees; travel and insurance expense; and an allocated portion of infrastructure costs which include, occupancy, depreciation and software costs. We expect general and administrative expense to remain approximately constant on an absolute dollar basis, except for non-settlement-related legal fees which fluctuate.

Three months ended September 30, 2022 compared with three months ended September 30, 2021

General and administrative expense increased $1.2 million, due primarily to increases of $751,000 in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $298,000 in professional services due primarily to non-settlement-related legal fees.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

General and administrative expense increased $6.9 million, due primarily to a $3.2 million increase in non-settlement-related legal fees, $1.6 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $1.4 million in stock-based compensation expense primarily related to increased outstanding equity grants.

Induced Conversion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Induced conversion expense	$—	$—	$—	$2,232	$—	$2,232

In June 2022, we repurchased the remaining $9.85 million principal amount of the 2019 Convertible Notes (“2019 Note Repurchase”). We accounted for the 2019 Notes Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, we recorded $2.2 million in induced conversion expense which is included in the Consolidated Statements of Operations for the nine months ended September 30, 2022. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Convertible Notes. For further information on the 2019 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

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

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Other income, net	$774	$2	$772	$1,367	$21	$1,346

Other income, net comprises primarily interest income on our short-term investments.

Other income, net increased from the prior periods due to an increase in interest rates.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Interest expense	$1,205	$526	$679	$3,716	$1,576	$2,140

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount on our debt.

In August 2020, the FASB issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and September 30, 2021, are presented under the new standard and we no longer record amortization of debt discount.no longer record amortization of debt dis.

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Interest expense increased $679,000, due primarily to us issuing the $287.5 million aggregate principal amount of the 2021 Notes in November 2021, due May 15, 2027. For further information on the 2021 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Interest expense increased $2.1 million, due primarily to us issuing the $287.5 million aggregate principal amount of the 2021 Notes in November 2021, due May 15, 2027. For further information on the 2021 Notes, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Income tax expense	$24	$28	$(4)	$67	$130	$(63)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net loss	$(2,199)	$(12,924)	$10,725	$(24,183)	$(31,246)	$7,063
Adjustments:
Other income, net	(774)	(2)	(772)	(1,367)	(21)	(1,346)
Interest expense	1,205	526	679	3,716	1,576	2,140
Income tax expense	24	28	(4)	67	130	(63)
Depreciation	1,483	1,095	388	4,456	3,171	1,285
Stock-based compensation	10,057	10,920	(863)	32,230	28,951	3,279
Restructuring costs	—	—	—	—	1,263	(1,263)
Induced conversion expense	—	—	—	2,232	—	2,232
Adjusted EBITDA	$9,796	$(357)	$10,153	$17,151	$3,824	$13,327

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net loss	$(2,199)	$(12,924)	$10,725	$(24,183)	$(31,246)	$7,063
Adjustments:
Depreciation	1,483	1,095	388	4,456	3,171	1,285
Stock-based compensation	10,057	10,920	(863)	32,230	28,951	3,279
Restructuring costs	—	—	—	—	1,263	(1,263)
Induced conversion expense	—	—	—	2,232	—	2,232
Non-GAAP net income	$9,341	$(909)	$10,250	$14,735	$2,139	$12,596

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $181.9 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government agencies, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities and money market funds. We had working capital of $226.3 million as of September 30, 2022.

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

2019 Notes

In December 2019, we issued the 2019 Notes in an aggregate principal amount of $86.3 million. The 2019 Notes are our senior unsecured obligations. The 2019 Notes bear interest at a fixed rate of 2.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. The 2019 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2019 Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted in accordance with the terms of the indenture for the 2019 Notes.

The net proceeds from issuing the 2019 Notes were approximately $83.5 million after deducting fees and expenses. We used the net proceeds from issuing the 2019 Notes to pay the cost of the capped call transactions and repay our senior credit facility. We intend to use the remainder of the net proceeds for general corporate purposes.

In November 2021, we completed a privately negotiated repurchase of $76.4 million principal amount of the 2019 Convertible Notes. We accounted for the 2019 Notes Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversion, we paid approximately $183.6 million in cash and accrued and unpaid interest thereon.

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

2021 Notes

In November 2021, we issued the 2021 Notes in an aggregate principal amount of $287.5 million. The 2021 Notes are our senior unsecured obligations. The 2021 Notes bear interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The 2021 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. The 2021 Notes will mature on May 15, 2027, unless earlier repurchased, redeemed or converted in accordance with the terms of the indenture for the 2021 Notes.

The net proceeds from issuing the 2021 Notes were approximately $278.4 million after deducting initial debt issuance costs, fees and expenses. We used approximately $183.6 million of the net proceeds for the cash repurchase of approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the offering of the 2021 Notes in November 2021. We used an additional $17.6 million of cash to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022. Please refer to the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 6 to our consolidated financial statements included elsewhere in this report. We will use the remainder of the net proceeds from the offering for general corporate purposes.

For further information on the terms of this debt, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

Cash Flows

The following table presents selected cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$6,813	$10,407
Net cash provided by (used in) investing activities	(86,304)	19,388
Net cash provided by (used in) financing activities	(5,102)	11,759

Operating Cash Flows

For the nine months ended September 30, 2022, we generated $6.8 million of net cash from operating activities. These net cash proceeds were driven primarily by $16.2 million of net loss adjusted for non-cash items, and $9.4 million in working-capital, primarily from increased cash usage for inventory purchases and accounts receivable.

For the nine months ended September 30, 2021, we generated $10.4 million of net cash from operating activities. These net cash proceeds were driven primarily by a $8.5 million working-capital contribution, primarily from lower cash usage for inventory purchases, and $1.9 million of net loss adjusted for non-cash items.

Investing Cash Flows

For the nine months ended September 30, 2022, we used $86.3 million of net cash from investing activities. This net cash usage was driven primarily by investment and property and equipment purchases of $159.8 million and $6.0 million, respectively, partially offset by investment maturities of $79.5 million.

For the nine months ended September 30, 2021, we generated $19.4 million of net cash from investing activities. The net cash proceeds were driven primarily by investment maturities of $70.0 million, partially offset by investment and property and equipment purchases of $36.4 million and $14.2 million, respectively.

Financing Cash Flows

For the nine months ended September 30, 2022, we used $5.1 million of net cash from financing activities. This net cash usage was driven primarily by $12.5 million from stock-option exercises and our employee stock purchase plan. This amount was offset by $17.6 million for the cash repurchase of the remaining $9.85 million principal amount of the 2019 Notes described in the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 6 to our consolidated financial statements included elsewhere in this report

For the nine months ended September 30, 2021, we generated $11.8 million of net cash from financing activities. These net cash proceeds were driven primarily by $11.8 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

The following table reflects a summary of our contractual obligations as of September 30, 2022:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$303,672	$3,234	$6,469	$293,969	$—
Operating lease obligations
Operating lease obligations	18,972	4,406	7,755	5,462	1,349
Sublease income	(493)	(493)	—	—	—
Net operating lease commitments	18,479	3,913	7,755	5,462	1,349
Purchase commitments (2)	56,401	56,401	—	—	—
Total	$378,552	$63,548	$14,224	$299,431	$1,349
(1)
Consists of the 2021 Notes, including $16.2 million of interest payments.
(2)
Purchase commitments comprise primarily non-cancelable commitments to purchase $47.1 million of inventory as of September 30, 2022, as well as non-cancelable software license agreements with vendors.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $181.9 million. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Our convertible notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressure, we may not be able to fully offset these higher costs with price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We view our foreign subsidiaries as extensions of our U.S. company. The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the consolidated statements of operations. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.

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

Our financial performance depends on the pace of end-user RAIN adoption in key industries such as retail, our largest market. Retailers with primarily a physical marketplace presence have experienced financial stress in recent periods. Many of these same retailers have deployed RAIN to improve their competitiveness. If they fail to compete effectively then the number of stores they maintain, and the scope of their RAIN deployments, may decrease. The other industry we currently regard as being key for RAIN adoption is supply chain and logistics ("SC&L"), which faces different but similarly significant stressors as the retail market.

Our market is very competitive. If we fail to compete successfully then our business and operating results will suffer.

We face significant competition from both established and emerging competitors. We believe our principal current competitors are: In endpoint ICs, NXP, Alien, EM Microelectronic, Kiloway and Fudan Microelectronics Group; in reader ICs ST, Phychips, Iotelligent, MagicRF and Fudan Microelectronics Group; and in readers and gateways, Alien and Zebra. Our channel partners, including our OEMs, ODMs, distributors, SIs, VARs and software solution partners may choose to compete with us rather than purchase our products, which would not only reduce our customer base but also increase competition in the market, adversely affecting our operating results, business and prospects. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made development of the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

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

We introduce new products and services to advance our business, satisfy increasingly demanding end-user requirements and grow RAIN market acceptance. We commit significant resources to develop and introduce these new products and services while improving performance, reliability and reducing costs.

New products and services may take time to be successful or may not succeed at all. They are often used in, and incorporated into, complex business processes and use cases. In some circumstances, our products and services may offer capabilities that are so novel that the extent and pace of market adoption is uncertain, which may put our investment into developing those capabilities at risk and negatively affect our competitive position.

In the future, our success in developing the technologies, processes or capabilities necessary or desired for new or enhanced products and services, or in licensing or otherwise acquiring them from third parties, and our ability to introduce new products and services before our competition, will depend on various factors, including:

•
our ability to identify new product capabilities or services that will be widely adopted;
•
our timely and efficient completion of the design process;
•
our timely and efficient implementation of manufacturing, assembly and testing procedures;
•
our attainment of appropriate product or service performance levels;
•
product certification;
•
our ability to attract, retain and manage technical personnel;
•
partnering successfully with others to deliver complementary products or services;
•
the quality, reliability and selling price of our product or service; and
•
the effectiveness of our marketing, sales and service.

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

Our product ASPs have historically decreased with time and with RAIN market growth, although some periods, like 2021, have seen ASP increases. Historically, we have reduced our product prices to meet end-user demands or to respond to market pressure from our competition. We have also sometimes reduced prices to encourage adoption, address macroeconomic conditions or for other reasons. Although we expect further price decreases in the long term, we raised prices in 2021 and 2022 to accommodate higher product costs and we may be required to do so again in the future. Further, we anticipate that recent macroeconomic conditions, including inflation, may also contribute to upward pressure on our product costs. If, we are unable to offset ASP reductions with increased sales volumes or reduced product costs, or if we are unable to successfully increase ASPs to offset cost increases, then our revenue and gross margins will suffer.

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

We generate most of our revenue from endpoint IC sales, with lower gross margins than our other products. Endpoint IC gross margins are affected by product mix, which can fluctuate based on supply, competitive pressures and end-user demand. A shift in sales mix away from our higher margin products to lower margin products, either within our endpoint IC product portfolio or from our systems business to our endpoint ICs, could negatively affect our gross margins.

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

When we introduce new products, our success in ramping adoption depends, in part, on us making these products easy to deploy by our partners and their end customers. For example, for our new M700 endpoint ICs and E-family reader ICs, we continue supporting our partners to produce high-performing, high-quality products. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

Given the technical and business requirements against which end users evaluate RAIN and our products and platform, our business results and prospects could suffer if we are unable to make our products and our platform easy to deploy. To demonstrate the benefits of our platform in meeting business needs, and to develop deployment methods to meet those needs, we frequently enter into proof-of-concept deployments, or POCs, with prospective end users. These POCs can extend for relatively long periods of time, and they may not be successful for a variety of reasons, including changes in end-user requirements, changes in end-user commitment or deployment challenges.

End users or our direct customers must design our products into their products and systems. If they fail to do so, our operating results and prospects will be adversely affected.

Convincing end users or our direct customers to design our products into their products and systems requires educating them about RAIN’s value over other technologies. They may currently use other technologies or products and may not feel the need to learn about how RAIN and our products could improve the efficiency or effectiveness of their systems. Even when convinced, they often undertake long pilot programs or qualification processes prior to placing orders. These pilot programs or qualification processes can be time consuming and expensive, and there can be no assurance that these will result in an end user deploying RAIN technologies or placing orders for our products. If we fail to develop new products that adequately or competitively address end users’ or our direct customers’ needs, they may not design our products into their systems, which could adversely affect our business, prospects and operating results.

Our visibility into the length of the sales and deployment cycles for our products is limited.

We have limited visibility into the length of product sales and deployment cycles, and these cycles are often longer than we anticipate. Many factors contribute to this limited visibility, including the time channel partners and end users spend evaluating our products, the time educating them on RAIN’s benefits, and the time integrating our products with their systems. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of those orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments, if we receive them at all.

Alternative technologies, or changes in RAIN standards, may enable competitive products and services and may adversely affect RAIN market growth and our business.

Technology developments may affect our business negatively. Breakthroughs in legacy RFID technologies or markets, including those using low frequency or high frequency RFID technology, could adversely affect RAIN market growth and demand for our products. Likewise, new technologies may allow lower-cost ICs than our current silicon-based technology. If we are unable to innovate using new or enhanced technologies or processes or are slow to react to changes in existing technologies or in the market, or if we have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be impacted and result in product obsolescence, decreased revenue and reduced market share.

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

New or changed industry standards could render our products obsolete and cause us to incur substantial development costs to meet the new or changed standards. If industry standards diverge from our or the RAIN market’s needs, then our products may fail to keep pace with the market or cause end users to delay their deployments. Moreover, the adoption or expected adoption of new or changed standards could slow sales of our existing products before we can introduce new products that meet the new or changed standards. New standards or changes to existing standards could also limit our ability to implement new features in our products. The lost opportunities as well as time and expense to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not ultimately succeed in developing products that comply with new or changed standards.

Certain organizations develop requirements for RAIN tags and test tags against those requirements. As one example, the ARC Program at Auburn University, or ARC, develops tag performance and quality requirements for end users that engage them. Some participants in the RAIN market are ARC sponsors, but we are not among them. Some other organizations perform this function as well. ARC or a similar organization could develop specifications that some or all of our endpoint ICs fail to meet.

Changes in government spectrum regulations or in their enforcement could adversely affect our ability to sell our products.

Government radio regulations require that our readers and gateways be certified for spectral compliance where they are sold or operated. Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the EU. If one of our reader or gateway products is found to be noncompliant despite being certified, we could be required to modify field-deployed readers or gateways and could spend significant resources and miss sales opportunities in the process.

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

Some of our channel partners develop products using some our products that compete with other of our products. For example, some of our OEM partners use our reader ICs to build and sell readers and gateways that compete with our readers and gateways. Similarly, some of our channel partners use our readers to build and sell gateways that compete with our gateways. If we fail to manage such conflicts successfully, our business and operating results could be negatively affected.

Pricing commitments and other restrictive provisions in our customer agreements could adversely affect our operating results.

In the ordinary course of our business, we enter into agreements containing pricing terms that could, in some instances, adversely affect our operating results and gross margins. For example, some contracts specify future IC, reader or gateway pricing or contain most-favored customer pricing for certain products. Other agreements contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Reducing prices or offering favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers.

Risks Relating to Our Personnel and Business Operations

We obtain the products we sell through a limited number of third parties with whom we do not have long-term supply contracts. If we are unable to effectively manage our relationships with key suppliers, our operating results and financial condition will be adversely affected.

Our ability to secure cost-effective, quality products in a timely manner could be adversely affected by many factors, including:

•
Third-party manufacturing capacity may not be available when we need it, particularly with respect to capacity at our foundry partner from whom we procure the majority of our silicon wafers.
•
Efforts to diversify our supplier base may be unsuccessful or may not result in us obtaining the anticipated benefits of such diversification.

•
Some products have long lead times, and we place orders for them five or more months before our anticipated delivery dates to our customers. If we inaccurately forecast customer demand, we may be unable to meet our customers’ delivery requirements or we may accumulate excess inventory, increasing our costs.
•
Supply disruptions may affect our ability to meet customer demand, whether in a cost-effective manner or at all, potentially causing customers to cancel orders, qualify alternative suppliers or purchase from our competitors. Supply disruptions can also distort demand, making it even harder to meet true demand with finished products.

If our suppliers fail to manufacture our products at reasonable prices or with satisfactory quality levels, then our ability to bring those products to market and our reputation could both suffer. If supplier capacity diminishes, whether from equipment failures, closures, bankruptcy, capacity allocation, in response to Covid-19, catastrophic loss of facilities or otherwise, we could have difficulty fulfilling orders, our revenue could decline and our growth prospects could be impaired. Transitioning our assembly services or IC foundries to new providers would take many months and, in the case of ICs, could take several years. And transition would require a requalification by our customers or end users, which could also adversely affect our ability to sell our products and our operating results. Moreover, in the event of a quality issue, the process of testing failed products and diagnosing and fixing defects is time consuming and costly and could constrain our ability to supply customers with new products.

Shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenues and/or gross margins.

The semiconductor industry has experienced many times of capacity shortfall and is experiencing such a shortfall again now, due to increased worldwide demand. We have experienced tight supply for our 200mm and 300mm wafers throughout 2022, and although our foundry partner has signaled improving 200mm wafer availability heading into 2023, our primary market demand and post-processing capacity is focused on 300mm wafers. Our foundry partner has also raised prices and has signaled they will do so again in 2023. Although we believe our foundry partner has, and continues to, prioritize us for upside wafers, absent a significantly higher 2023 300mm wafer allocation over 2022, we will be unable to meet our 2023 endpoint IC demand, potentially by a significant amount. Wafer shortfalls limit sales and may cause market-share losses if we are unable to supply enough products or our customers purchase competing products or, alternatively, may artificially increase bookings as customers over-order our products, followed by sales declines in future periods as they consume their accumulated inventory. Additionally, if we are unable to raise our prices to cover our higher costs, our gross margins and other financial results could suffer.

To convert the wafers that we receive from our foundry partner into saleable products, we and several third parties perform additional procedures such as testing, dicing, bumping and packaging the ICs. If we or our partners are unable to efficiently perform these post-processing procedures, or if we experience any capacity constraints with respect to these post-processing procedures, we may be unable to keep up with demand for our products and our financial results will suffer.

We have also experienced shortages and price increases for components we use in our readers and gateways, and packaging and test capacity for our reader ICs, and we may continue to experience such shortages and price increases in the future, particularly for reader and gateway components. Any such shortages and price increases will negatively impact our product availability and costs. If we are unable to procure sufficient components and to increase our prices to cover our increased costs, our financial results will suffer.

At times, our suppliers ask us to purchase excess products to ensure we do not face a subsequent shortage. For example, in certain quarters of 2014, 2015 and 2016, we purchased more endpoint IC wafers than we needed, which reduced our available cash. In addition, we may invest in inventory to support anticipated business growth, like we did with endpoint IC inventory in 2017 and 2020. If we are unable to sell the inventory we purchased, or if we must sell it at lower prices due to excess inventory or obsolescence, then our business will be negatively impacted.

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

•
uncertain product demand in many business activities globally;
•
product delays or shortages;
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

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. We must export our products in compliance with U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls. Such controls are increasingly used to further significant foreign policy goals, and cover both an increasing scope of products, technologies, and software and an increasing range of end uses of such products, technologies, and software. For example, the U.S. government recently announced new controls regarding semiconductor- and supercomputer-related products and new restrictions affecting U.S. persons’ ability to send certain chips and chip-related technology and software to China without an export license. Because most our products are manufactured and processed in Asia, particularly in China, new controls may impact ability to manufacture and deliver our products. Additionally, to the extent our products may be used for these semiconductor- and supercomputer-related end-uses or provided to certain specified end-users or facilitates, we must undertake additional diligence efforts to maintain compliance with these laws. We may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic sales and adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay us introducing new products in international markets, prevent our customers from using our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. The U.S. government has imposed significant tariffs on a variety of items imported from China. China has responded by imposing significant tariffs on a variety of items imported from the United States. Such tariffs could have a material impact on our product costs and decrease our ability to sell our products to existing or potential customers and harm our ability to compete internationally. Further, it is possible that additional sanctions or restrictions that have been or may be imposed by the U.S. government on items imported into the United States from China or items exported from the United States to China could further adversely affect our ability to produce our products or sell our products to existing or potential customers and harm our ability to compete internationally. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations, adversely affecting our business and results of operations.

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

Investors, governmental and nongovernmental organizations and customers are increasing their focus and scrutiny on corporate environmental, social and governance, or ESG, practices. Our ESG practices may not meet the standards of our investors, customers or other stakeholders, and they as well as advocacy groups may campaign for us change our business, operations or practices to better address ESG-related concerns. A failure, or perceived failure, of us to respond to any such campaigns could harm our business and reputation and have a negative impact on the market price of our securities. Moreover, as ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

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

Some of our technology contains trade secrets that are not patented or patentable. To protect our trade secrets, we require our employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We also rely on contractual protections with our channel partners, suppliers and end users, as well as other security measures, to protect our trade secrets and other confidential information. We cannot guarantee that we have entered into confidentiality agreements with all parties with access to our trade secrets or confidential information, or that the agreements we have in force will adequately protect our trade secrets or other confidential information. Our trade secrets and other confidential information could also be obtained by third parties by breaches of our security systems. Our suppliers, employees or consultants could also assert rights to our trade secrets or other confidential information.

Our use of overseas manufacturers introduces extra risk. Intellectual property protections in countries where our third-party contractors operate are weaker than in the United States. If the steps we have taken, and the protection provided by law, do not adequately safeguard our intellectual property rights, then our business could suffer due to sales of competing products that exploit our intellectual property rights.

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

Our history shows sales volatility and highlights our limited ability to forecast sales. For example, in 2016 our endpoint IC sales exceeded both our expectations and those of our industry’s analysts due in large part to several coincident large end-user deployments. Then, in the latter part of 2017 and in early 2018, the pace of endpoint IC unit-volume growth slowed relative to 2016, we believe due to multiple factors including, but not limited to, delays in new deployments and in planned expansions at several large retailers as well as a correction in our endpoint IC channel inventory. Then, in the latter part of 2018 and in 2019, due to shorter lead times for our endpoint ICs, we were increasingly receiving orders and shipping the ordered products within the same quarter. Those shortened lead times decreased our ability to predict both optimal inventory and order volume for a quarter. Then, in early 2020, Covid-19 introduced even greater uncertainty in our business, with us choosing to build product inventory during the pandemic-induced downturn. In 2021 demand exceeded our product supply, and that imbalance has continued throughout 2022. Our foundry partner has signaled continued tight endpoint IC wafer availability in our process nodes into 2023, preventing us from fully capitalizing on our demand. Although we believe they are prioritizing us for upside wafers and have provided enough fourth-quarter 2022 wafers for us to increase our shipment volumes relative to third quarter, much of the upside is 200mm rather than 300mm wafers, causing us to transition some customers back from M700 to our older product families.

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

In the course of running our business we may need to raise capital, potentially diluting our stockholders, including pursuant to a shelf registration statement filed with the SEC. In December 2019, we issued and sold $86.3 million aggregate principal amount of the 2019 Notes. In November 2021, we issued and sold $287.5 million aggregate principal amount of the 2021 Notes. We may in the future engage in additional equity, equity-linked or debt financings to secure additional funds for our business, including for investments in manufacturing capacity and other capital expenditures. We used approximately $183.6 million of the net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal of the 2019 Notes through individual privately negotiated transactions concurrent with such offering. We used an additional $17.6 million of cash to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022.

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

Our management will have broad discretion as to how to spend and invest our cash and cash equivalents and the proceeds from financings, including on capital expenditures, product development, working capital and other general corporate purposes. We could spend such resources in ways that our stockholders may not agree with or that do not yield a favorable return. If we do not use such resources effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline.

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

We have incurred significant legal, accounting and other costs associated with public company reporting requirements. We ceased to be an “emerging growth company” on December 31, 2021 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies.” As such, we were required to hold a say-on-pay vote and a say-on-frequency vote at our 2022 annual meeting of stockholders. We expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. We have hired and may need to continue to hire additional accounting and information technology staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

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

Since July 2016, when we sold shares of our common stock in our initial public offering through September 30, 2022, our stock price has ranged from $9.95 to $99.00. The following factors, in addition to general risks and other risks described in this report, may have a material effect on the trading price of our common stock:

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

As of September 30, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 24.8% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

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
•
do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any uncontested election of directors to elect all of the directors standing for election, if they should so choose); and
•
provide that special meetings of our stockholders may be called only by the chair of the board, our chief executive officer or by the board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of August 10, 2022	8-K	8/10/2022	3.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: October 26, 2022	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)