Form 10-Q
period 2023-03-31
IMPINJ INC
filed 2023-04-26
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 14, 2023, 26,650,912 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk

Factors.” These risks include, but are not limited to, the following:

•
we operate in a very competitive market;
•
RAIN RFID (“RAIN”) adoption is concentrated in key industries and the extent and pace of RAIN market adoption beyond these industries is uncertain;
•
our ability to deliver platform solutions at scale are nascent;
•
poor product quality could result in significant costs to us and impair our ability to sell our products;
•
end users must design our products into their products and business processes;
•
an inability or limited ability of enterprise systems to exploit RAIN information may adversely affect the market for our products;
•
alternative technologies may enable products and services that compete with ours;
•
we obtain the products we sell through a limited number of third parties with whom we do not have long-term supply contracts;
•
shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margin;
•
we rely on a small number of customers for a large share of our revenue;
•
our ability to affect or determine end-user demand is limited in part because we sell and fulfill primarily through partners and rarely to end users;
•
our growth strategy depends in part on the success of strategic relationships with third parties and their continued performance and alignment;
•
if we are unable to protect our intellectual property, then our business could be adversely affected;
•
we may become party to additional intellectual property disputes, which could be time consuming; costly to prosecute, defend or settle; result in the loss of significant rights; and adversely affect RAIN adoption or adoption of our platform;
•
we have a history of losses and have only achieved profitability intermittently and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 38.3% of our outstanding common stock as of March 31, 2023, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$37,483	$19,597
Short-term investments	117,061	154,148
Accounts receivable, net	60,966	49,996
Inventory	85,809	46,397
Prepaid expenses and other current assets	3,835	5,032
Total current assets	305,154	275,170
Long-term investments	10,177	19,200
Property and equipment, net	41,800	39,027
Operating lease right-of-use assets	9,795	10,490
Other non-current assets	1,844	1,969
Goodwill	3,881	3,881
Total assets	$372,651	$349,737
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$36,713	$25,024
Accrued compensation and employee related benefits	7,042	9,048
Accrued and other current liabilities	7,381	2,925
Current portion of operating lease liabilities	2,966	3,122
Current portion of deferred revenue	502	2,250
Total current liabilities	54,604	42,369
Long-term debt	280,644	280,244
Operating lease liabilities, net of current portion	10,331	11,066
Other long-term liabilities	134	118
Deferred revenue, net of current portion	317	349
Total liabilities	346,030	334,146
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 26,581 and 26,098 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	27	26
Additional paid-in capital	418,342	403,599
Accumulated other comprehensive loss	(605)	(1,249)
Accumulated deficit	(391,143)	(386,785)
Total stockholders' equity	26,621	15,591
Total liabilities and stockholders' equity	$372,651	$349,737

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$85,897	$53,144
Cost of revenue	42,367	24,365
Gross profit	43,530	28,779
Operating expenses:
Research and development	22,435	17,989
Sales and marketing	9,973	9,299
General and administrative	15,564	10,806
Total operating expenses	47,972	38,094
Loss from operations	(4,442)	(9,315)
Other income, net	1,365	164
Interest expense	(1,209)	(1,261)
Loss before income taxes	(4,286)	(10,412)
Income tax expense	(72)	(49)
Net loss	$(4,358)	$(10,461)

Net loss per share — basic and diluted	$(0.17)	$(0.42)
Weighted-average shares outstanding — basic and diluted	26,285	24,980

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,358)	$(10,461)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	644	(677)
Total other comprehensive gain (loss)	644	(677)
Comprehensive loss	$(3,714)	$(11,138)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(4,358)	$(10,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,793	1,508
Stock-based compensation	10,224	11,314
Accretion of discount or amortization of premium on investments	(766)	301
Amortization of debt issuance costs	400	403
Changes in operating assets and liabilities:
Accounts receivable	(10,970)	(3,084)
Inventory	(39,412)	(9,603)
Prepaid expenses and other assets	1,389	(2,142)
Accounts payable	14,650	(2,768)
Accrued compensation and employee related benefits	(2,006)	(1,775)
Accrued and other liabilities	4,472	1,242
Operating lease right-of-use assets	695	804
Operating lease liabilities	(891)	(1,008)
Deferred revenue	(1,780)	433
Net cash used in operating activities	(26,560)	(14,836)
Investing activities:
Purchases of investments	—	(67,085)
Proceeds from sales of investments	13,372	—
Proceeds from maturities of investments	34,136	20,000
Purchases of property and equipment	(7,582)	(3,050)
Net cash provided by (used in) investing activities	39,926	(50,135)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,520	4,611
Net cash provided by financing activities	4,520	4,611
Net increase (decrease) in cash and cash equivalents	17,886	(60,360)
Cash and cash equivalents
Beginning of period	19,597	123,903
End of period	$37,483	$63,543

Supplemental disclosure of cashflow information:
Purchases of property and equipment not yet paid	3,284	508

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2022	26,098	26	403,599	(386,785)	(1,249)	$15,591
Issuance of common stock	483	1	4,519	—	—	4,520
Stock-based compensation	—	—	10,224	—	—	10,224
Net loss	—	—	—	(4,358)	—	(4,358)
Other comprehensive loss	—	—	—	—	644	644
Balance at March 31, 2023	26,581	$27	$418,342	$(391,143)	$(605)	$26,621

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	483	—	4,611	—	—	4,611
Stock-based compensation	—	—	11,314	—	—	11,314
Net loss	—	—	—	(10,461)	—	(10,461)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at March 31, 2022	25,220	$25	$367,347	$(372,945)	$(716)	$(6,289)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 13, 2023. We have reclassified certain amounts on our consolidated statement of cash flows in the prior period to conform to current period presentation.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, comprising normal recurring adjustments, necessary to state fairly our financial position, results of operations and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

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

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The impact of adoption of this standard on our consolidated financial statements, including accounting policies and processes, is not expected to be material.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents comprise highly liquid investments, including money market funds with original maturities of less than three months at the acquisition date. We record the fair value measurement of these assets based on quoted market prices in active markets.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,732	$—	$4,732	$14,620	$—	$14,620
Total cash equivalents	4,732	—	4,732	14,620	—	14,620
Short-term investments:
U.S. government agency securities	—	59,142	59,142	—	78,621	78,621
Corporate notes and bonds	—	22,622	22,622	—	26,953	26,953
Commercial paper	—	18,822	18,822	—	24,073	24,073
Treasury bill	—	—	—	—	11,359	11,359
Yankee bonds	—	1,957	1,957	—	1,939	1,939
Agency bonds	—	5,904	5,904	—	2,882	2,882
Asset-backed securities	—	8,614	8,614	—	8,321	8,321
Total short-term investments	—	117,061	117,061	—	154,148	154,148
Long-term investments:
U.S. government agency securities	—	8,286	8,286	—	13,462	13,462
Yankee bonds	—	1,891	1,891	—	1,869	1,869
Agency bonds	—	—	—	—	2,983	2,983
Asset-backed securities	—	—	—	—	886	886
Total long-term investments	—	10,177	10,177	—	19,200	19,200
Total	$4,732	$127,238	$131,970	$14,620	$173,348	$187,968

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of March 31, 2023 or December 31, 2022. We expect short-term investments to mature within 1 year of the reporting date. We expect long-term investments to mature between 1 and 2 years from the reporting date. See Note 6 for the carrying amount and estimated fair value of our convertible senior notes due 2027.

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	March 31, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$4,732	$—	$—	$4,732
U.S. government agency securities	67,941	3	(516)	67,428
Corporate notes and bonds	22,665	13	(56)	22,622
Yankee bonds	3,856	—	(8)	3,848
Commercial paper	18,822	—	—	18,822
Agency bond	5,899	5	—	5,904
Asset-backed securities	8,659	1	(46)	8,614
Total	$132,574	$22	$(626)	$131,970

	December 31, 2022
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$14,620	$—	$—	$14,620
U.S. government agency securities	93,065	—	(982)	92,083
Corporate notes and bonds	27,133	6	(186)	26,953
Yankee bonds	3,815	—	(7)	3,808
Commercial paper	24,073	—	—	24,073
Treasury bill	11,361	2	(4)	11,359
Agency bond	5,863	4	(2)	5,865
Asset-backed securities	9,287	2	(82)	9,207
Total	$189,217	$14	$(1,263)	$187,968

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $62.5 million and $125.6 million and unrealized losses of $0.4 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $29.9 million and $13.9 million and unrealized losses of $0.3 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$34,990	$14,678
Work-in-process	21,182	14,525
Finished goods	29,637	17,194
Total inventory	$85,809	$46,397

Note 4. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units, or RSUs, with a service condition, and RSUs with market and service conditions, or MSUs. Historically we granted RSUs with performance and service conditions, or PSUs, as part of our annual bonus plan to our senior executives and other bonus-eligible employees, however, in fiscal year 2023, our bonus plan is solely cash-based

The following table summarizes activity for RSUs, PSUs and MSUs for the three months ended March 31, 2023 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2022	1,310	110	74
Granted	301	126	—
Vested	(232)	(58)	(57)
Forfeited	(6)	—	(17)
Outstanding at March 31, 2023	1,373	178	—

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$417	$599
Research and development expense	4,569	4,775
Sales and marketing expense	2,139	2,752
General and administrative expense	3,099	3,188
Total stock-based compensation expense	$10,224	$11,314

Note 5. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our commitments and contingencies, outside of the ordinary course of our business, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $56.0 million of inventory as of March 31, 2023.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of March 31, 2023 and December 31, 2022, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On September 3, 2021, the Court lifted the stay on the other two of the four patents in suit and scheduled a claim construction hearing for those two patents on March 4, 2022, issuing a claim construction order on those patents on March 21, 2022. Discovery has now closed and the parties have both filed various motions for summary judgment. Trial is scheduled to begin on July 6, 2023.

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

On March 9, 2021, we moved for summary judgment of noninfringement on the four patents to which we assert a license exists, including two patents that were not subject to a stay. On July 28, 2021, the Court deferred ruling on our motion for summary judgment pending further discovery. On September 17, 2021, the Court struck all scheduled dates for the case pending reassignment to a new judge. After the case was reassigned, the Court addressed both claim construction and our motion for summary judgment, issuing a claim construction order and granting our motion for summary judgment on the license defense on November 4, 2022, thus narrowing the case to three patents.

Following the close of fact discovery, the parties each moved for summary judgment on various issues. On March 10, 2023, the Court granted our motion for summary judgment of noninfringement on one of the three remaining patents, thus narrowing the case to two remaining patents, and modified its claim constructions on certain terms of those two remaining patents. The court also granted us leave to file new summary judgment motions on those two remaining patents by order dated March 29, 2023. The Patent Office instituted a re-examination against one of the two remaining patents but has not yet issued an office action. Trial is scheduled to begin on June 5, 2023.

Impinj Patent Infringement Claims Against NXP in Texas

On May 25, 2021, we filed a new patent infringement lawsuit against NXP USA in the United States District Court for the Western District of Texas (Waco), asserting that NXP has infringed nine of our patents, including seven that we originally asserted in the Northern California case. The Court later granted our motion to amend to add two new NXP entities as defendants—NXP Semiconductor Netherlands B.V. and NXP B.V. Those defendants have moved to dismiss for lack of personal jurisdiction and that motion is pending.

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

A claim construction hearing was held on February 10, 2022 and fact discovery has closed. The Patent Office has instituted reexamination proceedings on five of the nine patents asserted by NXP and has issued a final office action rejecting all asserted claims on three of those patents. We have moved to stay NXP’s claims on those three patents subject to re-examination. The Patent Office has issued an office action on a fourth patent finding certain of the asserted claims invalid and narrowly construing the remainder. Trial is scheduled to begin on September 25, 2023.

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

On December 22, 2022, Impinj Shanghai filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA. In July 2021, the CNIPA issued decisions upholding the validity of all three Chinese patents. In October 2021, Impinj Shanghai filed for judicial review of all the CNIPA decisions by the Beijing Intellectual Property Court, which has docketed its review for all three patents. In December 2022, the Beijing Intellectual Property Court issued the first-instance administrative judgment, upholding the invalidity decision for one of the three Chinese patents. On January 11, 2023, Impinj Shanghai filed a subsequent appeal to the IP Tribunal of the Supreme People’s Court, which is pending. For the remaining two Chinese patent cases, the Beijing Intellectual Property Court has not yet set the trial date.

In May 2022, the Shanghai court held a hearing for all three patents, but the panel did not address the merits of any case in the hearing. In November 2022, we filed with the Shanghai court motions to dismiss two patent cases to which we assert a license defense (parallel to our arguments in Washington). Decisions on the motions are pending. In January 2023, the Shanghai Intellectual Property Court held a supplemental evidentiary hearing to review the admissions of evidence, but the panel did not address the merits of any case in that hearing. For the two Chinese patents for which we argue a license defense, the Shanghai court has requested NXP to withdraw in view of the existing wafer supplier license and the favorable summary judgment regarding the corresponding U.S. Patents in the Western District of Washington. For the third Chinese patent, the Shanghai court has not yet set a date for any further hearings while the completion of its technical evaluation remains pending.

Note 6. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	March 31, 2023			December 31, 2022
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$287,500	$(6,856)	$280,644	$287,500	$(7,256)	$280,244

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

The 2021 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures (the Indentures). The total net proceeds from the 2021 Notes, after deducting initial debt issuance costs, fees and expenses, was $278.4 million. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.85 million aggregate principal amount of the 2019 Notes in June 2022. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

Terms of the 2021 Notes

The Notes holders may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2022 (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

None of the circumstances described in the paragraphs above were met during the three months ended March 31, 2023.

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	2021 Notes	2019 Notes	2021 Notes	Total
Amortization of debt issuance costs	$400	$10	$393	$403
Cash interest expense	809	49	809	858
Total interest expense	$1,209	$59	$1,202	$1,261

Accrued interest related to the 2021 Notes as of March 31, 2023 and December 31, 2022 was $1.2 million and $404,000, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $408.1 million and $347.4 million as of March 31, 2023 and December 31, 2022, respectively, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

Capped Calls

In connection with us issuing Convertible Notes in 2019, or the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion or settlement of the Convertible Notes, or to offset any cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes, as the case may be, with the reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped-call transactions, then our stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case, to the extent then-market price per share of our common stock exceeds the cap price. The capped call remains outstanding even though we have repurchased the 2019 Notes. The initial cap price of the capped call transactions is $54.20 per share, subject to certain adjustments under the terms of the capped call transactions. The capped call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026. The capped call transactions meet the criteria for classification in equity, are not accounted for as derivatives and are not remeasured each reporting period.

Note 7. Net Loss Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(4,358)	$(10,461)
Denominator:
Weighted-average shares outstanding — basic and diluted	26,285	24,980
Net loss per share — basic and diluted	$(0.17)	$(0.42)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	1,600	2,167
RSUs, MSUs and PSUs	1,551	1,900
Employee stock purchase plan shares	16	27
2019 Notes	—	285
2021 Notes	2,589	2,589

Note 8. Segment Information

We have one reportable and operating segment: the development and sale of our RAIN products and services. We identified our operating segment based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reportable and operating segment.

Our chief executive officer reviews information about our revenue categories, endpoint ICs and systems, the latter defined as reader ICs, readers, gateways, software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Endpoint ICs	$67,049	$38,795
Systems	18,848	14,349
Total revenue	$85,897	$53,144

Note 9. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on non-recurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.8 million of revenue related to amounts included in deferred revenue as of December 31, 2022 for the three months ended March 31, 2023. We recognized $139,000 of revenue related to amounts included in deferred revenue as of December 31, 2021 for the three months ended March 31, 2022.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,599	$794
Deferral of revenue	29	572
Recognition of deferred revenue	(1,809)	(139)
Balance at end of period	$819	$1,227

Note 10. Related-Party Transactions

We have been party to a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provided advisory and consulting services to us. We recognized and paid $135,000 in consulting fees to the limited liability company owned by Mr. Phelan for the three months ended March 31, 2022. On January 1, 2023, Mr. Phelan joined our company as Chief Innovation Officer and ceased to provide us with consulting services. Mr. Phelan remains on our board of directors as a non-independent director.

Note 11. Subsequent Events

On April 3, 2023, we acquired all of the outstanding equity of Voyantic Oy, a global provider of RFID (primarily RAIN and NFC) inlay and label design, manufacturing and test systems, for an aggregate purchase price of 25.0 million euros or $27.1 million, subject to net debt and working capital adjustments. The consideration comprised 26,963 shares of our common stock, valued at $3.6 million as of April 3, 2023, for purposes of the acquisition, and the remainder in cash. The purchase accounting for this acquisition is in progress.

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
•
our future financial performance, including our average selling prices ("ASPs"), gross margins and the dependency of our future financial performance on macroeconomic conditions;
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

Our Business

Our vision is a boundless Internet of Things, in which every physical item that businesses manufacture, transport and sell, and that people own, use and recycle, is wirelessly connected to a digital counterpart – a digital twin – in the cloud. Our mission is to connect every thing. We design and sell a platform that enables that wireless item-to-cloud connectivity and with which we and our partners innovate Internet of Things, or IoT, solutions.

Today, our platform connects tens of billions of everyday physical items. That connectivity helps businesses discover, engage and protect those items from manufacturing through point-of-sale. It improves efficiencies for retailers, supply chain and logistics (“SC&L”) providers, airlines, automobile manufacturers, healthcare companies and more. We believe the IoT we are driving will, in the future, provide business and people ubiquitous access to digital twins of every item, each storing the item’s history and current owner, and helping people explore and learn about the item. We envision broadening our platform’s reach from billions of items to trillions, and extending that item connectivity to consumer use and end-of-life recycling, thereby allowing not just businesses, but also people, to derive value from their connected items. We believe that that connectivity will transform the world.

Our platform comprises endpoint ICs, systems and our partner ecosystem. Our endpoint ICs are miniature radio integrated circuits, or ICs, that store a serialized number – an identifier – that wirelessly identifies the item to which the IC is attached. Our partners embed an endpoint IC into an item or its packaging. Our systems, which comprise reader ICs, readers, gateways, software and cloud services, discover the item, which includes reading the item’s identifier. They may then engage the item, for example by reading additional information that may be stored on the endpoint IC. They may also protect the item or the consumer, for example by authenticating the item as genuine or rendering the endpoint IC unresponsive without the system first providing a password.

Our partner ecosystem comprises original equipment manufacturers, or OEMs, service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners. We sell our products, either individually or as a whole platform offering, primarily with or through our partner ecosystem.

Our platform uses a type of radio-frequency identification, or RFID, technology known as RAIN. We spearheaded developing the RAIN radio standard, lobbied governments to allocate spectrum and cofounded the RAIN industry alliance that today has more than 150 member companies. We believe RAIN’s capabilities – endpoint ICs with serialized item identifiers, battery-free operation,

30-foot range, not line-of-sight readability, up to 1,000 reads per second, essentially unlimited life and available cryptographic authentication, all at a cost of pennies per item – position RAIN to be the leading item-to-cloud connectivity technology for the IoT. We engineer our platform to deliver capabilities and performance that surpasses mix-and-match solutions built from competitor products. We believe our platform success derives primarily from the visibility we give end users to items they manufacture, transport and sell.

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

In 2020, during the Covid-19 economic downturn, we built endpoint IC inventory. Beginning in fourth-quarter 2020, demand for our endpoint ICs increased dramatically. Worldwide wafer demand also increased dramatically, leading to wafer shortfalls in many industries, including ours. In 2021, we moderated our sales and inventory burndown, stretching our IC supply but constraining our ability to fully capitalize on the increasing endpoint IC demand, while we also expanded and matured our post-processing capacity.

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

As of March 31, 2023, we expect to build a sustainable level of endpoint IC finished goods for 200mm inventory by second quarter of 2023 but anticipate it will take until at least the second half of 2023 to build a sustainable level of 300mm endpoint IC finished goods. Sustainable inventory levels will take into account our booked and forecasted demand, inventory needed to support key accounts, our expectations regarding future supply availability, and the salability of our inventory in the future.

Throughout 2022 we were also unable to obtain enough reader components to meet reader market demand. Although component availability is starting to improve, some components remain stubbornly tight, and we expect that tightness to persist at least into mid-2023.

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

While our long-term plan to invest for growth remains unchanged, Covid-19 and a weaker global economy have introduced new uncertainty to our business. We will continue to monitor the impacts of both on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries, especially in retail apparel, which is our largest market. Covid-19 had a materially adverse impact on the retail industry, initially by shifting consumer shopping away from physical stores, then causing post-Covid supply shortfalls and retailer over-ordering and, in late 2022 and early 2023, inventory corrections at many retailers. Despite these retail macro trends, for the most part retail demand for our products exceeded our supply throughout 2022. Covid-19 also impacted other markets that use RAIN. For example, aviation, which had proposed widespread luggage tagging, saw delayed adoption. By contrast, SC&L experienced markedly increased shipment volumes which positively impacted adoption.

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

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and we continue investing in new products. In our endpoint IC business, in 2020 we introduced the Impinj M700 family, with significant performance advantages over other endpoint ICs on the market. We continue expanding the M700 family, for example with the introduction of our large memory industrial ICs, the M780 and M781, in November 2022 and with the introduction of our cryptographic authentication IC, the M775, along with a cloud-based authentication service, in September 2022. In our systems business, in 2020 we introduced the Impinj R700 reader and in 2021 our Impinj E-family reader ICs, both of which likewise offer significant performance advantages over other readers and reader ICs on the market and for which we continue expanding the product families. Regardless, market adoption could be impacted by product availability—see the discussion of product availability under “Inventory Supply”.

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

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. In second-half 2021, due to wafer and component supply shortfalls at many of our suppliers, we began experiencing increasing rather than decreasing costs for both endpoint ICs and systems. In 2022 and the first-quarter of 2023, we raised prices to offset the impact of those increased costs. Many of our vendors and subcontractors have signaled future price increases, including our wafer foundry partner. Such increases, if or when they occur, could cause us to pass the higher costs to our customers. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect product margins to be volatile based on product mix and the timing of our price changes.

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

System sales tend to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many end users’ fiscal years. Like for our endpoint ICs, we did not see these historical trends in 2022.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Revenue	$85,897	$53,144	$32,753
Gross profit	$43,530	$28,779	$14,751
Gross margin	50.7%	54.2%	(3.5)%
Loss from operations	$(4,442)	$(9,315)	$4,873

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue. The endpoint IC revenue increase was driven primarily by higher shipment volumes when compared to the prior year period. Gross margin decreased, due primarily to decreased product margins offset by leverage on indirect costs. The decreased product margins were driven primarily by endpoint IC margins due to product mix. Loss from operations decreased, due primarily to increased gross profit offset by increased operating expenses. The operating-expense increase was due primarily to higher research and development, sales and marketing and general and administrative personnel costs as well as increased professional services within general and administrative costs.

Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Endpoint ICs	$67,049	$38,795	$28,254
Systems	18,848	14,349	4,499
Total revenue	$85,897	$53,144	$32,753

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, readers and gateways. We sell our endpoint ICs primarily to inlay manufacturers; our reader ICs primarily to OEMs and ODMs through distributors; and our readers and gateways to solutions providers, value-added resellers ("VARs") and system integrators ("SIs"), also primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Endpoint IC revenue increased $28.3 million due primarily to a $31.5 million increase from higher shipment volumes partially offset by a $3.2 million decrease from ASPs. The ASP decrease was due primarily to product mix caused by lower contribution from industrial and specialty ICs.

Systems revenue increased $4.5 million, due primarily to increases of $4.6 million in gateway revenue and $2.4 million in reader IC revenue offset by a decrease of $2.5 million in reader revenue. The increased gateway and reader IC revenue was due to increased shipment volumes. The decreased reader revenue was due to decreased shipment volumes offset by higher ASPs.

For more information, see the sections captioned “—Factors Affecting Our Performance—Inventory Supply” and “Shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins”.

Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Cost of revenue	$42,367	$24,365	$18,002
Gross profit	$43,530	$28,779	$14,751
Gross margin	50.7%	54.2%	(3.5)%

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

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Gross profit increased, due primarily to increased endpoint IC and systems revenue. Gross margin decreased, due primarily to decreased product margins offset by current-year leverage on indirect costs. The product-margin decrease was due primarily to endpoint IC margins from lower revenue contribution from industrial and specialty ICs as well as mix within industrial and specialty ICs.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Research and development	$22,435	$17,989	$4,446

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

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Research and development expense increased $4.4 million, due primarily to increases of $3.2 million in personnel expenses from higher headcount, the change in bonus payment structure from 50% cash and 50% PSUs to 100% cash and $945,000 in product development costs.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Sales and marketing	$9,973	$9,299	$674

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Sales and marketing expense increased $674,000, due primarily to increases of $1.1 million in personnel expenses from higher headcount and the change in bonus payment structure from 50% cash and 50% PSUs to 100% cash offset by a decrease of $613,000 in stock-based compensation expense due primarily to a decrease in outstanding awards.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
General and administrative	$15,564	$10,806	$4,758

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

Three months ended March 31, 2023 compared with three months ended March 31, 2022

General and administrative expense increased $4.8 million, due primarily to increases of $3.3 million in professional services due primarily to increased legal expenses as well as transaction expenses for the acquisition detailed in Note 11, Subsequent Events. Other factors included $1.5 million in personnel expenses from higher headcount and the change in bonus payment structure from 50% cash and 50% PSUs to 100% cash.

Other Income, net

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Other income, net	$1,365	$164	$1,201

Other income, net comprises primarily interest income on our short-term investments.

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Other income, net increased from the prior periods due to an increase in interest rates.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Interest expense	$1,209	$1,261	$(52)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.r re

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Interest expense decreased $52,000, due to the repayment of the 2019 Notes in June 2022.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Income tax expense	$72	$49	$23

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; other income, net; interest expense; loss on debt extinguishment; income tax benefit (expense); and acquisition transaction expense. During the first quarter of 2023, we revised our definition of adjusted EBITDA to exclude acquisition transaction expenses in connection with our Voyantic Oy acquisition. We have excluded these costs and expenses because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. The revision to our definition of adjusted EBITDA did not impact adjusted EBITDA for any previously reported periods because there was no impact of a similar nature in such prior periods affecting comparability.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net loss	$(4,358)	$(10,461)	$6,103
Adjustments:
Other income, net	(1,365)	(164)	(1,201)
Interest expense	1,209	1,261	(52)
Income tax expense	72	49	23
Depreciation	1,793	1,508	285
Stock-based compensation	10,224	11,314	(1,090)
Acquisition transaction expense	1,042	—	1,042
Adjusted EBITDA	$8,617	$3,507	$5,110

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; amortization of debt discount related to the equity component of our convertible notes; prepayment penalty on debt extinguishment; and acquisition transaction expense. During the first quarter of 2023, we revised our definition of non-GAAP net income (loss) to exclude acquisition transaction expenses in connection with our Voyantic Oy acquisition. The revision to our definition of non-GAAP net income (loss) did not impact adjusted EBITDA for any previously reported periods because there was no impact of a similar nature in such prior periods affecting comparability.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net loss	$(4,358)	$(10,461)	$6,103
Adjustments:
Depreciation	1,793	1,508	285
Stock-based compensation	10,224	11,314	(1,090)
Acquisition transaction expense	1,042	—	1,042
Non-GAAP net income	$8,701	$2,361	$6,340

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $154.5 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities and money market funds. As of March 31, 2023, we had working capital of $250.6 million.

Historically, we have funded our operations primarily through cash generated from operations and by issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2023, our principal uses of cash were funding operations to capture our market opportunity and capital expenditures.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(26,560)	$(14,836)
Net cash provided by (used in) investing activities	39,926	(50,135)
Net cash provided by financing activities	4,520	4,611

Operating Cash Flows

For the three months ended March 31, 2023, we used $26.6 million of net cash from operating activities. These net cash usages were due primarily to $33.9 million in working capital due primarily to higher inventory and accounts receivable offset by higher accounts payable and $7.3 million of net loss adjusted for non-cash items.

For the three months ended March 31, 2022, we used $14.8 million of net cash from operating activities. These net cash usages were due primarily to $17.9 million in working capital usage due primarily to higher inventory, accounts receivable, accounts payable and $3 million of net loss adjusted for non-cash items.

Investing Cash Flows

For the three months ended March 31, 2023, we generated $39.9 million of net cash from investing activities. The net cash proceeds were due primarily to investment maturities of $34.1 million and investment sales of $13.4 million, respectively, partially offset by net property and equipment purchases of $7.6 million.

For the three months ended March 31, 2022, we used $50.1 million of net cash from investing activities. The net cash usage was due primarily to investment and property and equipment purchases of $67.1 million and $3.1 million, respectively, partially offset by investment maturities of $20.0 million.

Financing Cash Flows

For the three months ended March 31, 2023, we generated $4.5 million of net cash from financing activities. These net cash proceeds were due primarily to $4.5 million from stock-option exercises and our employee stock purchase plan.

For the three months ended March 31, 2022, we generated $4.6 million of net cash from financing activities. These net cash proceeds were due primarily to $4.6 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of March 31, 2023 the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 10 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 .

Purchase Commitments – Purchase commitments as of March 31, 2023 total $67.4 million and consist primarily of non-cancelable commitments to purchase $56.0 million of inventory.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We had cash, cash equivalents and short-term investments of $154.5 million as of March 31, 2023. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.

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

Our principal current competitors are:

•
In endpoint ICs, NXP, EM Microelectronic, Kiloway, Quanray, Fudan Microelectronics Group and Alien;
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

The ASPs of our products has historically decreased with time, to meet end-user demands, to encourage adoption, to address macroeconomic conditions or to respond to market pressure from our competition. However, that trend is not constant and we have also increased prices from time to time. Although we expect further price decreases in the long term, we raised prices in 2021 and 2022 to accommodate higher product costs. We may be required to raise prices again if macroeconomic conditions, including inflation, create upward pressure on our product costs. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs, or if we are unable to successfully increase ASPs to offset cost increases, then our revenue and gross margins will suffer.

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

We have limited visibility into end user sales and deployment cycles, and these cycles are often longer than we anticipate. Many factors contribute to our limited visibility, including the time our partners and end users spend evaluating our products, the time educating them on RAIN’s benefits and the time integrating our products with end users’ systems. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of those orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments, if we receive them at all.

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

The semiconductor industry has experienced many periods of capacity shortfall and just experienced another due to increased post-Covid demand. In particular, in both 2021 and 2022 we experienced tight wafer availability, and although we believe wafer availability will improve in 2023, our foundry partner has also raised prices. The semiconductor industry may continue to experience significant supply/demand imbalances, resulting in continued constraints on wafer availability. We procure wafers on a purchase-order basis from our foundry partners; consequently, wafer supply is not contractually guaranteed and there can be no assurance that we will receive adequate wafer supply from our foundry partners in 2023 or in the future.

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

We regularly evaluate potential strategic transactions, and we may pursue one or more transactions if complementary to our business. For example, in April 2023, we completed our acquisition of Voyantic Oy, a global provider of RFID (primarily RAIN and NFC) inlay and label design, manufacturing and test systems. These transactions could be material to our financial condition and operating results. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

•
difficulties integrating acquired products or lines of business into our strategy and product plans;
•
customers switching from us to new suppliers because of the acquisition;
•
inability to retain employees from the business we acquire;
•
challenges associated with integrating employees from the acquired company into our organization;
•
difficulties integrating accounting, management information, human resource, legal and other administrative systems to permit effective management of the business we acquire;
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

Since 2020, Covid-19 has created significant worldwide economic volatility, uncertainty and disruption, and, while improving, those effects may persist. Our significant continuing Covid-19 risks include:

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

The extent to which Covid-19 will continue impacting market demand is still unclear. In 2020 through 2022, Covid-19 adversely affected retail, including retail apparel, where RAIN is widely adopted. It also affected other markets that use our products including aviation, sporting events such as footraces, and others.

Our international supply chains remain vulnerable to Covid-19 related disruptions because most our products are manufactured and processed in Asia, which until fairly recently still experienced negative impacts related to Covid-19. Accordingly, risks associated with Covid-19 on our future product supply remain.

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

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers could slow or halt product shipments or disrupt our ability to manufacture, test or post-process our products. We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions including Thailand, Malaysia, Taiwan and China. Some of these jurisdictions have experienced, and may yet experience, restrictions related to Covid-19. These jurisdictions have also experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future.

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

We are engaged in several patent infringement lawsuits against NXP USA, Inc., a Delaware corporation, and certain of its affiliates. For further information regarding this litigation, please refer to Note 5 of our consolidated financial statements included elsewhere in this report. Our litigation with NXP will increase our expenses, distract management and key employees and could negatively impact our relationships with partners or end users. If we are unsuccessful in prosecuting our patent-infringement claims against NXP or in defending ourselves against NXP’s counterclaims, or to the extent we cannot maintain the validity and enforceability of our patents, then we could see a material adverse effect on our business, results of operations or financial condition.

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
•
cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•
pay substantial damages to our partners or end users for them to discontinue using, or replace, infringing products with non-infringing products.

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

More generally, the data security and privacy legislative and regulatory landscape in the United States, EU and other jurisdictions continues evolving. Aspects of key privacy laws and regulations—including the California Consumer Privacy Act of 2018, the California Privacy Rights Act, other similar state privacy laws enacted in numerous states, and the General Data Protection Regulation—remain unclear as of the date of this report and continue evolving, potentially with far-reaching implications. Laws and regulations relating to privacy, data protection and security; related industry standards and guidelines; and continued evolution of these laws, regulations, standards, guidelines and other actual and asserted obligations, as well as their interpretation and enforcement, may require us to modify our products, practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise could cause us to incur substantial costs and expenses. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations or other actual or asserted obligations may result in claims or litigation; actions against us by governmental entities; legal and other costs; substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, of $249.3 million and federal research and development credit carryforwards of $22.3 million, which we may use to reduce future taxable income or offset income taxes. We have established a valuation allowance against the carrying value of these deferred tax assets. The NOL and federal research and development credit carryforwards began expiring in 2020.

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

As of March 31, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 38.3% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/28/2023	3.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: April 26, 2023	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)