Form 10-Q
period 2023-06-30
IMPINJ INC
filed 2023-07-26
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 14, 2023, 26,859,563 shares of common stock were outstanding.

IMPINJ, INC.

QUARTERLY REPORT ON FORM 10-Q

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk

Factors.” These risks include, but are not limited to, the following:

•
we operate in a very competitive market;
•
RAIN RFID (“RAIN”) adoption is concentrated in key industries and the extent and pace of RAIN market adoption beyond those industries is uncertain;
•
our abilities to deliver platform solutions at scale are nascent;
•
poor product quality could result in significant costs to us and impair our ability to sell our products;
•
end users and partners must design our products into their products and business processes;
•
an inability or limited ability of end user systems to exploit RAIN information may adversely affect the market for our products;
•
alternative technologies may enable products and services that compete with ours;
•
we obtain the products we sell through a limited number of third parties with whom we do not have long-term supply contracts;
•
shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins;
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
•
we may become party to intellectual property disputes which could be time consuming, costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption or adoption of our products or platform;
•
we have a history of losses and have only achieved profitability intermittently and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 51.1% of our outstanding common stock as of June 30, 2023, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$45,244	$19,597
Short-term investments	63,656	154,148
Accounts receivable, net	58,945	49,996
Inventory	112,323	46,397
Prepaid expenses and other current assets	3,455	5,032
Total current assets	283,623	275,170
Long-term investments	5,995	19,200
Property and equipment, net	45,077	39,027
Intangible assets, net	16,587	—
Operating lease right-of-use assets	11,004	10,490
Other non-current assets	1,744	1,969
Goodwill	19,516	3,881
Total assets	$383,546	$349,737
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$27,627	$25,024
Accrued compensation and employee related benefits	7,746	9,048
Accrued and other current liabilities	9,681	2,925
Current portion of operating lease liabilities	3,301	3,122
Current portion of deferred revenue	2,523	2,250
Total current liabilities	50,878	42,369
Long-term debt	281,046	280,244
Operating lease liabilities, net of current portion	11,071	11,066
Deferred tax liabilities, net	3,415	118
Deferred revenue, net of current portion	341	349
Total liabilities	346,751	334,146
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 26,819 and 26,098 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	27	26
Additional paid-in capital	436,302	403,599
Accumulated other comprehensive loss	(325)	(1,249)
Accumulated deficit	(399,209)	(386,785)
Total stockholders' equity	36,795	15,591
Total liabilities and stockholders' equity	$383,546	$349,737

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$85,986	$59,796	$171,883	$112,940
Cost of revenue	42,172	28,294	84,539	52,659
Gross profit	43,814	31,502	87,344	60,281
Operating expenses:
Research and development	23,403	18,369	45,838	36,358
Sales and marketing	10,632	9,614	20,605	18,913
General and administrative	16,002	11,995	31,566	22,801
Amortization of intangibles	2,146	—	2,146	—
Total operating expenses	52,183	39,978	100,155	78,072
Loss from operations	(8,369)	(8,476)	(12,811)	(17,791)
Other income, net	1,165	429	2,530	593
Induced conversion expense	—	(2,232)	—	(2,232)
Interest expense	(1,211)	(1,250)	(2,420)	(2,511)
Loss before income taxes	(8,415)	(11,529)	(12,701)	(21,941)
Income tax benefit (expense)	349	6	277	(43)
Net loss	$(8,066)	$(11,523)	$(12,424)	$(21,984)

Net loss per share — basic and diluted	$(0.30)	$(0.45)	$(0.47)	$(0.87)
Weighted-average shares outstanding — basic and diluted	26,713	25,429	26,499	25,204

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,066)	$(11,523)	$(12,424)	$(21,984)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	193	(510)	837	(1,187)
Foreign currency translation adjustments	87	—	87	—
Total other comprehensive gain (loss)	280	(510)	924	(1,187)
Comprehensive loss	$(7,786)	$(12,033)	$(11,500)	$(23,171)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(12,424)	$(21,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,066	2,973
Stock-based compensation	23,372	22,173
Accretion of discount or amortization of premium on investments	(1,285)	419
Amortization of debt issuance costs	802	806
Induced conversion expense related to convertible notes	—	2,232
Deferred tax expense	(399)	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(7,755)	(4,679)
Inventory	(64,733)	(10,089)
Prepaid expenses and other assets	2,277	1,463
Accounts payable	6,113	(2,201)
Accrued compensation and employee related benefits	(1,879)	(437)
Accrued and other liabilities	2,043	(106)
Operating lease right-of-use assets	1,331	1,623
Operating lease liabilities	(1,661)	(2,034)
Deferred revenue	(972)	2,202
Net cash used in operating activities	(49,104)	(7,639)
Investing activities:
Purchases of investments	—	(115,697)
Proceeds from sales of investments	13,372	—
Proceeds from maturities of investments	92,424	46,805
Purchases of intangible assets	(250)	—
Purchases of property and equipment	(13,198)	(3,724)
Business acquisitions, net of cash acquired	(23,357)	—
Net cash provided by (used in) investing activities	68,991	(72,616)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,753	6,496
Payment of 2019 Notes	—	(17,564)
Net cash provided by (used in) financing activities	5,753	(11,068)
Effect of exchange rate changes on cash and cash equivalents	7	—
Net increase (decrease) in cash and cash equivalents	25,647	(91,323)
Cash and cash equivalents
Beginning of period	19,597	123,903
End of period	$45,244	$32,580

Supplemental disclosure of cashflow information:
Cash paid for interest	$1,617	$1,803
Purchases of property and equipment not yet paid	1,973	891
Operating lease liabilities arising from obtaining ROU assets	979	—
Lease liabilities arising from remeasurement of ROU assets	159	—
26,396 shares of common stock issued for Voyantic Oy acquisition	3,579	—
Acquisition-related contingent consideration liability	4,602	—

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2022	26,098	26	403,599	(386,785)	(1,249)	$15,591
Issuance of common stock	483	1	4,519	—	—	4,520
Stock-based compensation	—	—	10,224	—	—	10,224
Net loss	—	—	—	(4,358)	—	(4,358)
Other comprehensive loss	—	—	—	—	644	644
Balance at March 31, 2023	26,581	$27	$418,342	$(391,143)	$(605)	$26,621
Issuance of common stock	211		1,233			1,233
Stock-based compensation			13,148			13,148
Net loss				(8,066)		(8,066)
Common stock issued for Voyantic acquisition (Note 4)	27		3,579			3,579
Other comprehensive loss					280	280
Balance at June 30, 2023	26,819	$27	$436,302	$(399,209)	$(325)	$36,795

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	483	—	4,611	—	—	4,611
Stock-based compensation	—	—	11,314	—	—	11,314
Net loss	—	—	—	(10,461)	—	(10,461)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at March 31, 2022	25,220	$25	$367,347	$(372,945)	$(716)	$(6,289)
Issuance of common stock	327	1	1,884	—	—	1,885
Stock-based compensation	—	—	10,859	—	—	10,859
Net loss	—	—	—	(11,523)	—	(11,523)
Other comprehensive loss	—	—	—	—	(510)	(510)
Induced conversion on 2019 Notes	—	—	(5,681)	—	—	(5,681)
Balance at June 30, 2022	25,547	26	374,409	(384,468)	(1,226)	(11,259)

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

Business combinations and intangible assets including goodwill — We account for business combinations using the acquisition method which involves allocating the purchase price paid to assets acquired and liabilities assumed at their acquisition-date fair values. While we use our best estimates and assumptions to accurately estimate the fair value of assets acquired, liabilities assumed and contingent consideration, our estimates are inherently uncertain. On April 3, 2023, we completed the acquisition of Voyantic Oy and applied judgement in estimating the fair value of the intangible assets from the acquisition. These estimates involved using assumptions related to revenue growth rates, discount rates, underlying product or technology life cycles, and expenses necessary to support the acquired technology and estimated sales cycle for customer relationships.

The acquisition-date fair value of total consideration includes cash, shares and contingent consideration. Because we are contractually obligated to pay contingent consideration upon Voyantic achieving certain specified objectives, we record a contingent consideration liability at the acquisition date. We review assumptions related to the fair value of the contingent consideration liability each reporting period and revalue the contingent consideration liability based on the revised assumptions, until the contingency is satisfied. We recognize the change in fair value of the contingent consideration liability in “General and administrative” expense on the consolidated statements of comprehensive income for the period in which the fair value changes.

We calculate goodwill as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets. We perform an impairment assessment at least once annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a reporting unit’s goodwill.

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. We expense acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, in the periods in which the costs are incurred. We include the results of operations of acquired businesses in the consolidated financial statements from the acquisition date.

Foreign currencies — We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiary into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for this subsidiary are translated using rates that approximate those in effect during the period. We recognize gains and losses from these translations as a component of accumulated other comprehensive income (loss) in stockholders' equity. Our subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and non-monetary assets and liabilities at historical rates. We have included the gains or losses from foreign currency remeasurement in earnings.

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

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The impact of adoption of this standard on our consolidated financial statements, including accounting policies and processes, was not material.

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

Long-term Debt — See Note 7 for the carrying amount and estimated fair value of the Notes.

Contingent Consideration — The contingent consideration liability is related to the acquisition of Voyantic Oy (see "Note 4: Goodwill and Intangible Assets"), and the related payments are expected to occur in 2024. As of June 30, 2023, we could be required to pay up to 10 million euros or $10.9 million contingent upon revenue and gross margin performance over a one-year period from the acquisition date. We recorded the contingent consideration at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue and gross margins. A decrease in estimated revenues and gross margins or an increase in the discount rate would decrease the fair value of the contingent consideration liability. The estimated revenues and gross margins are not interrelated inputs. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations is management's responsibility with the assistance of a third-party valuation specialist. As of June 30, 2023, we recorded approximately $4.6 million in "Accrued expenses and other current liabilities" on the consolidated balance sheet.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$30,062	$—	$—	$30,062	$14,620	$—	$14,620
Total cash equivalents	30,062	—	—	30,062	14,620	—	14,620
Short-term investments:
U.S. government agency securities	—	40,433	—	40,433	—	78,621	78,621
Corporate notes and bonds	—	3,998	—	3,998	—	26,953	26,953
Commercial paper	—	8,218	—	8,218	—	24,073	24,073
Treasury bill	—	—	—	—	—	11,359	11,359
Yankee bonds	—	1,980	—	1,980	—	1,939	1,939
Agency bonds	—	5,908	—	5,908	—	2,882	2,882
Asset-backed securities	—	3,119	—	3,119	—	8,321	8,321
Total short-term investments	—	63,656	—	63,656	—	154,148	154,148
Long-term investments:
U.S. government agency securities	—	3,411	—	3,411	—	13,462	13,462
Yankee bonds	—	1,900	—	1,900	—	1,869	1,869
Agency bonds	—	—	—	—	—	2,983	2,983
Asset-backed securities	—	684	—	684	—	886	886
Total long-term investments	—	5,995	—	5,995	—	19,200	19,200

Total assets at fair value	30,062	69,651	—	99,713	14,620	173,348	187,968

Acquisition-related contingent consideration liability	—	—	4,602	4,602	—	—	—

Total liabilities at fair value	—	—	4,602	4,602	—	—	—

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

June 30, 2023
Contingent consideration liability:
Balance at beginning of period	$—
Initial estimate upon acquisition	4,602
Remeasurement of fair value of contingent consideration liability	—
Total	$4,602

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of December 31, 2022. There were no transfers into or out of Level 3 of the fair value hierarchy as of June 30, 2023 or as of December 31, 2022. We expect short-term investments to mature within 1 year of the reporting date. We expect long-term investments to mature between 1 and 2 years from the reporting date. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2027.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	June 30, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$30,062	$—	$—	$30,062
U.S. government agency securities	44,187	—	(343)	43,844
Corporate notes and bonds	3,998	—	—	3,998
Yankee bonds	3,898	—	(18)	3,880
Commercial paper	8,218	—	—	8,218
Treasury bill	—	—	—	—
Agency bond	5,936	—	(28)	5,908
Asset-backed securities	3,826	—	(23)	3,803
Total	$100,125	$—	$(412)	$99,713

	December 31, 2022
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$14,620	$—	$—	$14,620
U.S. government agency securities	93,065	—	(982)	92,083
Corporate notes and bonds	27,133	6	(186)	26,953
Yankee bonds	3,815	—	(7)	3,808
Commercial paper	24,073	—	—	24,073
Treasury bill	11,361	2	(4)	11,359
Agency bond	5,863	4	(2)	5,865
Asset-backed securities	9,287	2	(82)	9,207
Total	$189,217	$14	$(1,263)	$187,968

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $40.4 million and $125.6 million and unrealized losses of $0.3 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $19.3 million and $13.9 million and unrealized losses of $0.2 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

Unrealized losses from our fixed-income securities are primarily attributable to changes in interest rates and not to lower credit ratings of the issuers. In determining whether an unrealized loss is other-than-temporary, for the periods presented, we determined we do not have plans to sell the securities nor is it more likely than not that we would be required to sell the securities before their anticipated recovery. We used the specific identification method to determine cost of securities sold.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$25,630	$14,678
Work-in-process	45,369	14,525
Finished goods	41,324	17,194
Total inventory	$112,323	$46,397

Note 4. Goodwill and Intangible Assets

On April 3, 2023, we acquired all of the outstanding equity of Voyantic Oy, for an aggregate purchase price of $32.7 million. The acquisition of Voyantic Oy adds label design, manufacturing and test systems, within our systems product offering, which advance the quality, reliability, and readability of partner inlays. The consideration comprised (i) $3.6 million in shares of our common stock valued using the market price on the date of the acquisition, (ii) $4.6 million in deferred payments included within accrued and other current liabilities, that is contingent upon revenue and gross margin performance over a one-year period from the acquisition date, and (iii) the remainder in cash paid at closing.

We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. We recorded the excess of the purchase price over the assets acquired and liabilities assumed as goodwill. As part of the preliminary purchase price allocation, the fair value of net assets acquired, goodwill, intangible assets and deferred tax liability were $2.4 million, $15.6 million $18.4 million, and $3.7 million respectively. The goodwill amount represents synergies expected to be realized from this business combination and assembled workforce. The goodwill was allocated to our one reporting unit and reportable segment. The acquired goodwill and intangible assets were not deductible for tax purposes.

The transaction-related costs for the acquisition were $630,000 and are included in general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2023.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of June 30, 2023 (in thousands):

June 30, 2023
Balance at beginning of period	$3,881
Additions from acquisition	15,590
Foreign currency translation adjustment	45
Total	$19,516

As of June 30, 2023, intangible assets comprised of the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	764	(764)	—
Customer Relationships	1	3,656	(914)	2,742
Developed Technology	7.25	12,876	(443)	12,433
Patent	3	250	—	250
Tradename	8	1,200	(38)	1,162
Total definite-lived intangible assets (1)		18,746	(2,159)	16,587
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted average life of our intangible assets is approximately six years. Amortization of intangible assets was $2.1 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2023	$2,833
2024	2,923
2025	2,009
2026	1,968
2027	1,926
Thereafter	4,928
Total	$16,587

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units, or RSUs, with a service condition, and RSUs with market and service conditions, or MSUs. Historically we granted RSUs with performance and service conditions, or PSUs, as part of our annual bonus plan to our senior executives and other bonus-eligible employees, however, in fiscal year 2023, our bonus plan is solely cash-based

The following table summarizes activity for RSUs, PSUs and MSUs for the six months ended June 30, 2023 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2022	1,310	110	74
Granted	396	126	—
Vested	(388)	(58)	(57)
Forfeited	(21)	—	(17)
Outstanding at June 30, 2023	1,297	178	—

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$472	$299	$889	$898
Research and development expense	5,879	4,336	10,448	9,111
Sales and marketing expense	2,790	2,642	4,929	5,394
General and administrative expense	4,007	3,582	7,106	6,770
Total stock-based compensation expense	$13,148	$10,859	$23,372	$22,173

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

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $43.7 million of inventory as of June 30, 2023.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of June 30, 2023 and December 31, 2022, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

After various post-trial motions, the Court narrowed the case to two patents—U.S. patent nos. 9,633,302 (the “’302 patent”) and 8,115,597 (the “’597 patent”). Before trial, the Court granted summary judgment of infringement on the ‘302 patent. The Court conducted a trial on those two patents beginning on July 5, 2023, and concluding on July 13, 2023. The issues on the ‘302 patent were validity, damages and willful infringement. The issues on the ‘597 patent were infringement, validity, damages and willful infringement.

On July 14, 2023, the jury returned a verdict in our favor finding that: (1) that some, but not all, of the asserted claims of the ‘302 patent were proven to be obvious, and hence invalid; (2) that NXP’s infringement of the asserted claims of the ‘302 patent that were not proven to be invalid was willful; (3) none of the asserted claims of the ‘597 patent were proven to be invalid; and (4) NXP infringed the asserted claims of the ‘597 patent. The jury awarded approximately $18.2 million and $18.4 million in damages for infringement of the ‘302 patent and the ’597 patent, respectively. The majority of these damages were for lost profits and are therefore overlapping. The Court will approve any final award after deciding post-trial motions. If the Court upholds damages for both patents as determined by the jury, total damages will be approximately $18.9 million. We recognize contingent gains in our financial statements upon resolution of all contingencies related to the award.

NXP Patent Infringement Claims Against Impinj in Washington

On October 4, 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleged that certain of our products infringe eight U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs sought, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit and reasonable attorneys’ fees and costs. They also sought an injunction against us. We denied we are infringing any of the patents and we have asserted both that our wafer supplier is licensed under four of them and that all eight are invalid. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle.

On December 11, 2020, we moved to stay the case with respect to six of the eight patents in suit pending final resolution of IPR petitions we filed with the PTAB. On February 12, 2021, the Court granted our motion to stay the case as to these six patents. The PTAB instituted IPRs on two of the six challenged patents but denied them on the other four. The Court subsequently removed the stay on the four against which IPRs were not instituted. The Court ultimately narrowed the case to seven patents.

Following the close of fact discovery, the parties each moved for summary judgment on various issues. The Court ultimately granted summary judgment of noninfringement to us on six of the seven patents, and the final patent went to a jury trial beginning on June 5, 2023. The jury found that we did not infringe the patent and a final judgment was entered in our favor. We moved for attorneys’ fees on July 12, 2023 and that motion is pending.

Impinj Patent Infringement Claims Against NXP in Texas

On May 25, 2021, we filed a new patent infringement lawsuit against NXP USA in the United States District Court for the Western District of Texas (Waco), asserting that NXP has infringed nine of our patents, including seven that we originally asserted in the Northern California case. We also later added NXP Semiconductor Netherlands B.V. as a defendant.

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

A claim construction hearing was held on February 10, 2022 and fact discovery has closed. The Patent Office has instituted reexamination proceedings on five of the nine patents asserted by NXP and has issued a final office action rejecting all asserted claims on three of those patents. The Court has ordered that a first trial will involve three patents asserted by each side and is scheduled to begin on October 30, 2023. The parties have selected those patents and various summary judgment motions have been filed relating to many of the asserted patents. There is no hearing date yet for those motions.

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

On December 22, 2022, Impinj Shanghai filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA. In July 2021, the CNIPA issued decisions upholding the validity of all three Chinese patents. In October 2021, Impinj Shanghai filed for judicial review of all the CNIPA decisions by the Beijing Intellectual Property Court, which has docketed its review for all three patents. In December 2022, the Beijing Intellectual Property Court issued the first-instance administrative judgment, upholding the invalidity decision for one of the three Chinese patents. On January 11, 2023, Impinj Shanghai filed a subsequent appeal to the IP Tribunal of the Supreme People’s Court, which is pending. For the remaining two Chinese patent cases, the Beijing Intellectual Property Court held a hearing on July 14th, 2023, and the decisions are still pending.

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

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	June 30, 2023			December 31, 2022
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$287,500	$(6,454)	$281,046	$287,500	$(7,256)	$280,244

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

The 2021 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures (the Indentures). The total net proceeds from the 2021 Notes, after deducting initial debt issuance costs, fees and expenses, was $278.4 million. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026 (the “2019 Notes” and, together with the 2021 Notes, the “Notes”) through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.85 million aggregate principal amount of the 2019 Notes in June 2022. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

Terms of the 2021 Notes

The holders of the 2021 Notes may convert their respective 2021 Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

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
•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2021 Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•
prior to the close of business on the second scheduled trading day immediately preceding the redemption date if we call the 2021 Notes for redemption; or
•
upon the occurrence of specified corporate events, as described in the indenture.

None of the circumstances described in the above paragraphs were met during the six months ended June 30, 2023.

Regardless of the foregoing circumstances, holders may convert all or any portion of the 2021 Notes, in increments of $1,000 principal amount, on or after February 15, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date.

We may redeem all or a portion of the 2021 Notes for cash, at our option, on or after November 20, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the 2021 Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

Holders who convert their 2021 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the indenture), holders of the 2021 Notes may require us to repurchase all or a portion of their 2021 Notes at a repurchase price equal to 100% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	2021 Notes	2019 Notes	2021 Notes	Total
Amortization of debt issuance costs	$402	$8	$395	$403
Cash interest expense	809	38	809	847
Total interest expense	$1,211	$46	$1,204	$1,250

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	2021 Notes	2019 Notes	2021 Notes	Total
Amortization of debt issuance costs	$802	$19	$788	$807
Cash interest expense	1,618	87	1,617	1,704
Total interest expense	$2,420	$106	$2,405	$2,511

Accrued interest related to the 2021 Notes as of June 30, 2023 and December 31, 2022 was $404,000 for both periods, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $312.6 million and $347.4 million as of June 30, 2023 and December 31, 2022, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Loss Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,066)	$(11,523)	$(12,424)	$(21,984)
Denominator:
Weighted-average shares outstanding — basic and diluted	26,713	25,429	26,499	25,204
Net loss per share — basic and diluted	$(0.30)	$(0.45)	$(0.47)	$(0.87)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2023	2022
Stock options	1,543	2,047
RSUs, MSUs and PSUs	1,475	1,714
Employee stock purchase plan shares	23	29
2021 Notes	2,589	2,589

Note 9. Segment Information

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

Our chief executive officer reviews information about our revenue categories, endpoint ICs and systems, the latter defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Endpoint ICs	$64,905	$42,854	$131,954	$81,649
Systems	21,081	16,942	39,929	31,291
Total revenue	$85,986	$59,796	$171,883	$112,940

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on non-recurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $2.0 million of revenue related to amounts included in deferred revenue as of December 31, 2022 for the six months ended June 30, 2023. We recognized $270,000 of revenue related to amounts included in deferred revenue as of December 31, 2021 for the six months ended June 30, 2022.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$2,599	$794
Opening balance from Voyantic acquisition	1,233	—
Deferral of revenue	1,672	2,661
Recognition of deferred revenue	(2,640)	(459)
Balance at end of period	$2,864	$2,996

Note 11. Related-Party Transactions

We have been party to a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provided advisory and consulting services to us. We recognized and paid $134,000 and $269,000 in consulting fees to the limited liability company owned by Mr. Phelan for the three and six months ended June 30, 2022, respectively. On January 1, 2023, Mr. Phelan joined our company as Chief Innovation Officer and ceased to provide us with consulting services. Mr. Phelan remains on our board of directors as a non-independent director.

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $250,000. The patent expires on July 17, 2026 and does not have renewal rights.

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

Our platform comprises endpoint ICs, systems and our partner ecosystem. Our endpoint ICs are miniature radio integrated circuits, or ICs, that store a serialized number – an identifier – that wirelessly identifies the item to which the IC is attached. Our partners embed an endpoint IC into an item or its packaging. Our systems, which comprise reader ICs, readers, gateways, software and cloud services, discover the item, which includes reading the item’s identifier. They may then engage the item, for example by reading additional information that may be stored on the endpoint IC. They may also protect the item or the consumer, for example by authenticating the item as genuine or rendering the endpoint IC unresponsive without the system first providing a password. With the acquisition of Voyantic Oy, our systems also include test and measurement solutions.

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

Factors Affecting Our Performance

Inventory Supply

From time to time, we experience inventory overages or shortages, either due to us misestimating customer or end-user demand; insufficient manufacturing capacity or product availability; market fluctuations; competitive product availability; macroeconomic fluctuations; changes in regulations or tariffs; or for a host of other reasons. These inventory dynamics can impact some or all of our products. High inventory levels can increase expenses, cause product obsolescence and/or increase reserves, negatively affecting our business. Low inventory levels can cause lengthened lead times, missed opportunities, market-share loss and/or damaged customer relationships, also negatively affecting our business. For example, in 2021 and 2022 we experienced IC wafer shortages relative to our needs because of high worldwide demand for foundry capacity. These shortages prevented us from fully meeting customer demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. If softness for demand in second half of 2023 accelerates, we could experience inventory overages until we adjust wafer receipts and/or demand increases.

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

As of June 30, 2023, we have a sustainable level of 200mm and 300mm endpoint IC inventory. Sustainable inventory levels take into account our booked and forecasted demand, inventory needed to support key accounts, our expectations regarding future supply availability, and the salability of our inventory in the future.

Throughout 2022 we were also unable to obtain enough reader components to meet reader market demand. Although component availability has improved in 2023 we may see isolated component shortfalls for the remainder of the year.

In 2022 and 2023 we saw cost increases for our endpoint IC wafers and for all systems products, which caused us to raise prices and potentially negatively impact our market competitiveness. Overall, the supply, packaging and test shortfalls, as well as cost increases, may decrease sales and cause market-share losses if our partners and end users buy competing products over ours, or choose to not deploy at all, negatively impacting our operating results and prospects.

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

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries, especially in retail apparel, which is our largest market. Covid-19 had a materially adverse impact on the retail industry, initially by shifting consumer shopping away from physical stores, then causing post-Covid supply shortfalls and retailer over-ordering and, in late 2022 and the first-half of 2023, inventory corrections at many retailers. Despite these retail macro trends, for the most part retail demand for our products exceeded our supply throughout 2022. Covid-19 also impacted other markets that use RAIN. For example, aviation, which had proposed widespread luggage tagging, saw delayed adoption. By contrast, SC&L experienced markedly increased shipment volumes which positively impacted adoption.

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

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. Beginning in second-half 2021, due to wafer and component supply shortfalls at many of our suppliers, we began experiencing increasing rather than decreasing costs for both endpoint ICs and systems. In 2022 and 2023, we raised prices to offset the impact of those increased costs. Future price increases, if or when they occur, could cause us to pass the higher costs to our customers. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect product margins to be volatile based on product mix and the timing of our price changes.

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

System sales have historically tended to be stronger in the fourth quarter of the calendar year, and less strong in the first quarter. We believe this seasonality is due to the availability of residual funding for capital expenditures prior to the end of many end users’ fiscal years. Like for our endpoint ICs, we did not see these historical trends in 2022 and may not see them in 2023.

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

For more information on Covid-19’s impact on our business, please refer to Part II, Item 1A (Risk Factors) of this report.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	2023	2022	Change
Revenue	$85,986	$59,796	$26,190	$171,883	$112,940	$58,943
Gross profit	$43,814	$31,502	$12,312	$87,344	$60,281	$27,063
Gross margin	51.0%	52.7%	(1.7)%	50.8%	53.4%	(2.6)%
Loss from operations	$(8,369)	$(8,476)	$107	$(12,811)	$(17,791)	$4,980

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue. The endpoint IC revenue increase was driven primarily by higher shipment volumes partially offset by lower ASPs when compared to the prior year period. The systems revenue increase was driven primarily by sales from test and measurement solutions revenue. Gross margin decreased, due primarily to decreased product margins. The decreased product margins were driven by both endpoint IC margins due to lower revenue contribution from industrial and specialty ICs as well as mix within industrial and specialty ICs, and systems margins. Loss from operations decreased, due primarily to increased gross profit offset by increased operating expenses. The operating expense increase was due primarily to higher research and development, general and administrative costs and amortization of intangibles as a result of the acquisition of Voyantic Oy. See Note 4 Goodwill and Intangible Assets for further details regarding the Voyantic Oy acquisition.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue. The endpoint IC revenue increase was driven primarily by higher shipment volumes partially offset by lower ASPs when compared to the prior year period. Gross margin decreased, due primarily to decreased product margins. The decreased product margins were driven primarily by endpoint IC margins due to lower revenue contribution from industrial and specialty ICs as well as mix within industrial and specialty ICs. Loss from operations decreased, due primarily to increased gross profit offset by increased operating expenses. The operating expense increase was due primarily to higher research and development, general and administrative costs and amortization of intangibles as a result of the acquisition of Voyantic Oy. See Note 4 Goodwill and Intangible Assets for further details regarding the Voyantic Oy acquisition.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Endpoint ICs	$64,905	$42,854	$22,051	$131,954	$81,649	$50,305
Systems	21,081	16,942	4,139	39,929	31,291	8,638
Total revenue	$85,986	$59,796	$26,190	$171,883	$112,940	$58,943

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, readers, gateways and test and measurement solutions. We sell our endpoint ICs and test and measurement solutions primarily to inlay manufacturers; our reader ICs primarily to OEMs and ODMs through distributors; and our readers and gateways to solutions providers, value-added resellers ("VARs") and system integrators ("SIs"), also primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Endpoint IC revenue increased $22.1 million due primarily to a $29.4 million increase from higher shipment volumes partially offset by a $7.3 million decrease from ASPs. The ASP decrease was due primarily to lower revenue contribution from industrial and specialty ICs as well as mix within industrial and specialty ICs.

Systems revenue increased $4.1 million, due primarily to increases of $2.5 million resulting from test and measurement solutions revenue and $1.3 million in gateway revenue The increased gateway revenue was due to increased shipment volumes.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Endpoint IC revenue increased $50.3 million due primarily to a $61.1 million increase from higher shipment volumes partially offset by a $10.8 million decrease from ASPs. The ASP decrease was due primarily to lower revenue contribution from industrial and specialty ICs as well as mix within industrial and specialty ICs.

Systems revenue increased $8.6 million, due primarily to increases of $5.9 million in gateway revenue, $2.5 million resulting from test and measurement solutions revenue, and $2.3 million in reader IC revenue offset by a decrease of $2.7 million in reader revenue. The increased gateway and reader IC revenue was due primarily to increased shipment volumes. The decreased reader revenue was due to decreased shipment volumes offset by higher ASPs.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	2023	2022	Change
Cost of revenue	$42,172	$28,294	$13,878	$84,539	$52,659	$31,880
Gross profit	$43,814	$31,502	$12,312	$87,344	$60,281	$27,063
Gross margin	51.0%	52.7%	(1.7)%	50.8%	53.4%	(2.6)%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers gateways and test and measurement solutions. including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on mix of endpoint IC and systems, underlying product margins driven by changes in ASPs or costs, as well as from inventory excess and obsolescence charges.

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Gross profit increased, due primarily to increased endpoint IC and systems revenue. Gross margin decreased, due primarily to decreased product margins. The decreased product margins were driven by both endpoint and systems, with endpoint IC margins decreasing due to product mix within industrial and specialty ICs and systems decreasing due to increased costs.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Gross profit increased, due primarily to increased endpoint IC and systems revenue. Gross margin decreased, due primarily to decreased product margins. The decreased product margins were driven primarily by endpoint IC margins due to product mix within industrial and specialty ICs.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$23,403	$18,369	$5,034	$45,838	$36,358	$9,480

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

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Research and development expense increased $5.0 million, due primarily to increases of $1.6 million in product development costs, $1.5 million in stock-based compensation expense primarily related to increased outstanding equity grants, and $1.2 million in personnel expenses primarily from higher headcount.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Research and development expense increased $9.5 million, due primarily to increases of $4.4 million in personnel expenses from higher headcount, increases in payroll taxes driven by employer taxes on the vesting of restricted stock units, and the change in bonus payment structure from 50% cash and 50% PSUs to 100% cash. Other major factors included $2.6 million in product development costs, $1.3 million in stock-based compensation expense primarily related to increased outstanding equity grants, and $991,000 in infrastructure costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Sales and marketing	$10,632	$9,614	$1,018	$20,605	$18,913	$1,692

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Sales and marketing expense increased $1 million, due primarily to increases of $353,000 in personnel expenses from an increase in headcount, $239,000 in increased travel expenses as well as $148,000 in stock-based compensation expense.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Sales and marketing expense increased $1.7 million, due primarily to increases of $1.4 million in personnel expenses from an increase in headcount and payroll taxes driven by employer taxes on the vesting of restricted stock units. Other major factors included $457,000 in increased travel expenses offset by a decrease of $465,000 in stock-based compensation expense due primarily to a decrease in outstanding awards.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$16,002	$11,995	$4,007	$31,566	$22,801	$8,765

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

Three months ended June 30, 2023 compared with three months ended June 30, 2022

General and administrative expense increased $4.0 million, due primarily to increases of $2.9 million in professional services due primarily to increased legal expenses as well as transaction expenses for the Voyantic Oy acquisition detailed in Note 4 Goodwill and Intangible Assets. Other factors included $546,000 in personnel expenses from higher headcount and $425,000 in stock-based compensation expense primarily related to increased outstanding equity grants.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

General and administrative expense increased $8.8 million, due primarily to increases of $6.2 million in professional services due primarily to increased legal expenses as well as transaction expenses for the Voyantic Oy acquisition detailed in Note 4 Goodwill and Intangible Assets. Other factors included $2.1 million in personnel expenses from higher headcount, employer taxes on the vesting of restricted stock units, and the change in bonus payment structure from 50% cash and 50% PSUs to 100% cash. Other major factors include $335,000 in stock-based compensation expense primarily related to increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Amortization of intangibles	$2,146	$—	$2,146	$2,146	$—	$2,146

The increase in amortization expense relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy, a global provider of RFID test and measurement solutions. See Note 4 Goodwill and Intangible Assets for further details.

Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Other income, net	$1,165	$429	$736	$2,530	$593	$1,937

Other income, net comprises primarily interest income on our short-term investments.

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Other income, net increased from the prior periods due to an increase in interest rates.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Other income, net increased from the prior periods due to an increase in interest rates.

Induced Conversion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Induced conversion expense	$—	$(2,232)	$2,232	$—	$(2,232)	$2,232

In June 2022, we repurchased the remaining $9.85 million principal amount of the 2019 Notes ("2019 Note Repurchase"). We accounted for the 2019 Note Repurchase transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, we recorded $2.2 million in induced conversion expense which is included in the Consolidated Statements of Operations for the three and six months ended June 30, 2022. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Notes.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$1,211	$1,250	$(39)	$2,420	$2,511	$(91)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Interest expense decreased $39,000, due to the repayment of the 2019 Notes in June 2022.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Interest expense decreased $91,000, due to the repayment of the 2019 Notes in June 2022.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Income tax benefit (expense)	$349	$6	$343	$277	$(43)	$320

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; other income, net; interest expense; loss on debt extinguishment; income tax benefit (expense); acquisition transaction expense and related purchase accounting adjustments. During the first quarter of 2023, we revised our definition of adjusted EBITDA to exclude acquisition transaction expenses and related purchase accounting adjustments in connection with our Voyantic Oy acquisition. We have excluded these costs and expenses because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. The revision to our definition of adjusted EBITDA did not impact adjusted EBITDA for any previously reported periods because there was no impact of a similar nature in such prior periods affecting comparability.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net loss	$(8,066)	$(11,523)	$3,457	$(12,424)	$(21,984)	$9,560
Adjustments:
Other income, net	(1,165)	(429)	(736)	(2,530)	(593)	(1,937)
Interest expense	1,211	1,250	(39)	2,420	2,511	(91)
Income tax expense (benefit)	(349)	(6)	(343)	(277)	43	(320)
Depreciation and amortization	4,273	1,465	2,808	6,066	2,973	3,093
Stock-based compensation	13,148	10,859	2,289	23,372	22,173	1,199
Purchase accounting adjustments	276	—	276	276	—	276
Induced conversion expense	—	2,232	(2,232)	—	2,232	(2,232)
Acquisition transaction expense	630	—	630	1,672	—	1,672
Adjusted EBITDA	$9,958	$3,848	$6,110	$18,575	$7,355	$11,220

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss), adjusted for, if applicable for the periods presented, the effects of stock-based compensation; depreciation; restructuring costs; settlement and related costs; induced conversion expense; amortization of debt discount related to the equity component of our convertible notes; prepayment penalty on debt extinguishment; acquisition transaction expense; and the corresponding income tax impacts of adjustments to net income (loss).

During the first quarter of 2023, we revised our definition of non-GAAP net income (loss) to adjust for acquisition transaction expenses and related purchase accounting adjustments in connection with our Voyantic Oy acquisition. Excluding acquisition transaction expenses and related purchase accounting adjustments did not impact the non-GAAP net income (loss) previously reported for periods preceding the revision.

During the second quarter of 2023, we further revised our definition of non-GAAP net income (loss) to adjust for income tax effects of adjustments to net income (loss), calculated at the statutory rate for current and historical periods. We have revised the prior period amounts to conform to our current period presentation.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net loss	$(8,066)	$(11,523)	$3,457	$(12,424)	$(21,984)	$9,560
Adjustments:
Depreciation and amortization	4,273	1,465	2,808	6,066	2,973	3,093
Stock-based compensation	13,148	10,859	2,289	23,372	22,173	1,199
Purchase accounting adjustments	276	—	276	276	—	276
Induced conversion expense	—	2,232	(2,232)	—	2,232	(2,232)
Acquisition transaction expense	630	—	630	1,672	—	1,672
Income tax effects of adjustments (1)	(965)	(285)	(680)	(1,783)	(507)	(1,276)
Non-GAAP net income	$9,296	$2,748	$6,548	$17,179	$4,887	$12,292
(1) The tax effects of the adjustments are calculated using the statutory rate, taking into consideration the nature of the item and relevant taxing jurisdiction.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $108.9 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities and money market funds. As of June 30, 2023, we had working capital of $232.7 million.

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

2021 Notes

In November 2021, we issued convertible notes due 2027 in an aggregate principal amount of $287.5 million which we refer to as the 2021 Notes. The 2021 Notes are our senior unsecured obligation, bearing interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The 2021 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, and will mature on May 15, 2027 unless earlier repurchased, redeemed or converted in accordance with the indenture terms.

The net proceeds from the 2021 Notes were approximately $278.4 million after initial debt issuance costs, fees and expenses. We used approximately $183.6 million of the net proceeds to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026, or the 2019 Notes through individual privately negotiated transactions concurrent with the 2021 Notes offering. We used $17.6 million to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022. We will use the rest of the net proceeds for general corporate purposes.

For further information on the terms of this debt, please refer to Note 7 to our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(49,104)	$(7,639)
Net cash provided by (used in) investing activities	68,991	(72,616)
Net cash provided by (used in) financing activities	5,753	(11,068)

Operating Cash Flows

For the six months ended June 30, 2023, we used $49.1 million of net cash from operating activities. This net cash usage was due primarily to $65.2 million in working capital due primarily to higher inventory and accounts receivable offset by higher accounts payable and $16.1 million of net loss adjusted for non-cash items.

For the six months ended June 30, 2022, we used $7.6 million of net cash from operating activities. This net cash usage was driven primarily by $14.2 million in working-capital, primarily from increased cash usage for inventory purchases, accounts receivable and accounts payable, and $6.6 million of net loss adjusted for non-cash items.

Investing Cash Flows

For the six months ended June 30, 2023, we generated $69 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $92.4 million and investment sales of $13.4 million, partially offset by cash paid for the Voyantic Oy acquisition of $23.4 million and net property and equipment purchases of $13.2 million.

For the six months ended June 30, 2022, we used $72.6 million of net cash from investing activities. This net cash usage was driven primarily by investment and property and equipment purchases of $115.7 million and $3.7 million, respectively, partially offset by investment maturities of $46.8 million.

Financing Cash Flows

For the six months ended June 30, 2023, we generated $5.8 million of net cash from financing activities. These net cash proceeds were due primarily to $5.8 million from stock-option exercises and our employee stock purchase plan.

For the six months ended June 30, 2022, we used $11.1 million of net cash from financing activities. This net cash usage was driven primarily by $6.5 million from stock-option exercises and our employee stock purchase plan. This amount was offset by $17.6 million for the cash repurchase of the remaining $9.85 million principal amount of the 2019 Notes.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of June 30, 2023 the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 10 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 .

Purchase Commitments – Purchase commitments as of June 30, 2023 total $56.1 million and consist primarily of non-cancelable commitments to purchase $43.7 million of inventory.

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

We had cash, cash equivalents and short-term investments of $108.9 million as of June 30, 2023. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We are subject to risks associated with transactions that are denominated in currencies other than our functional currency and the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our reporting process. The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the consolidated statements of operations. One of our European subsidiaries utilize Euro as their functional currency, which results in a translation adjustment that is included as a component of accumulated other comprehensive income. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.

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

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against us. Both we and NXP subsequently filed additional lawsuits against each other. The outcome of this patent litigation remains uncertain, and we may file additional lawsuits against NXP USA, Inc. and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

Our financial performance depends on the pace of end-user RAIN adoption in key industries such as retail apparel, our largest market, retail general merchandise and SC&L. Although RAIN has been adopted to some degree by end users in those industries, those end users as well as the industries themselves are subject to business cycles and macroeconomic trends. Continued RAIN adoption by those end users and in those industries may be at risk if and when downcycles occur.

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

As we recover from wafer shortages, we may invest in inventory to support anticipated business growth, like we did with endpoint IC inventory in 2017 and 2020. However, maintaining high inventory levels can increase expenses or increase reserves, and exposes us to a higher risk of product obsolescence as we introduce new products and technologies, all of which could negatively affect our business. We may not be able to adequately anticipate the scope or nature of business growth, which could potentially result excess or obsolescent inventory. For example, in 2022, we saw greater demand for our 300mm M700 wafers, but due to inventory and supply limitations, we were required to transition some potential customers back to our prior-generation 200mm Monza R6 product family, despite M700 being our primary market demand. If we are unable to sell the inventory we purchased, or if we must sell such inventory at lower process—whether as a result of excess, obsolescence, or other factors—then our business will be negatively impacted.

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

We typically order products from our suppliers based on partner forecasts before we receive purchase orders. However, many of our partners have difficulty accurately forecasting their demand and the timing of that demand. They also sometimes cancel orders or reschedule product shipments, in some cases with little or no advance notice to us. We also sometimes receive soft commitments for large orders which do not materialize. In addition, when we introduce new products, we may initially carry higher inventory or have slower inventory turns depending on market acceptance. We have additional uncertainty arising from competition and from unanticipated external events, such as macroeconomic trends or events and changes in regulatory standards, all of which can adversely affect demand and consequently our inventory levels, sales and operating results.

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

Instability or deterioration in the political, social, business or economic conditions in key jurisdictions could harm our supply or deployment of products.

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events or other developments—could slow or halt product shipments or disrupt our ability to manufacture, test or post-process our products, as well as our ability to effectively and timely execute on end user deployments. We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions including Thailand, Malaysia, Taiwan and China. Some of these jurisdictions have experienced, and may yet experience, restrictions related to Covid-19. These jurisdictions have also experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future.

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

We are engaged in several patent infringement lawsuits against NXP USA, Inc., a Delaware corporation, and certain of its affiliates. For further information regarding this litigation, please refer to Note 6 of our consolidated financial statements included elsewhere in this report. Our litigation with NXP, including any appeals, has contributed, and may continue to contribute, to increased legal expenses and demands on our management team’s time, and could negatively impact our relationships with partners or end users. While we have obtained favorable jury verdicts in prosecuting our patent infringement claim against NXP in California and in defending against NXP’s patent infringement claim against us in Washington, these results remain subject to appeal. Moreover, these jury verdicts can provide no assurance regarding the results of our other ongoing litigation involving NXP. If we are unsuccessful in prosecuting our patent-infringement claims against NXP or in defending ourselves against NXP’s counterclaims, or to the extent we cannot maintain the validity and enforceability of our patents, then we could see a material adverse effect on our business, results of operations or financial condition.

Patent litigation is inherently complex and uncertain. We may or may not prevail in patent-related proceedings and our intellectual property could be weakened. If any pending or future proceedings result in an adverse outcome, then we could be required to:

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

Even if we do prevail in patent-related proceedings, verdicts and and judgments can be modified or even reversed by trial or appellate courts.

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

We face risks of security breaches and incidents from a variety of sources including viruses, ransomware, hacking, malicious code, supply-chain attacks as well as social engineering or other employee or contractor negligence, malfeasance or unintentional acts. Accidental or willful security breaches or incidents, or unauthorized access to our facilities or information systems, or to others used in our business, could compromise the security of those facilities or information systems and the confidentiality, integrity and availability of confidential, personal or proprietary information. These risks may be heightened in connection with Russia’s invasion of Ukraine.

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

Many factors, some outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. These fluctuations may also cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results include:

•
macroeconomic conditions, including inflation, recession or economic slowdown, and their impact on our business and that of our suppliers, partners and end users;
•
fluctuations or delays in RAIN adoption and deployment by end users;
•
changes in the pace or direction of major deployments, whether due to macroeconomic conditions or enterprise-specific events or circumstances;
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
•
unanticipated excess or obsolete inventory as a result of significant demand fluctuations, supply-chain mismanagement, new-product introduction, quality issues or otherwise;
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
•
the trading volume of our stock;
•
actual or perceived security breaches or incidents;

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

In December 2019, we issued the 2019 Notes. When we did so we entered into privately negotiated capped-call transactions with financial counterparties to mitigate the dilutive impact on the Company above a given stock price. We left those capped-call transactions intact after we acquired the remainder of the outstanding 2019 Notes in June 2022. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions involving our stock or by purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 7 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of June 30, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 51.1% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Ratification of Certain Matters

On June 26, 2023, our board of directors adopted resolutions, or the Resolutions, pursuant to Section 204 of the Delaware General Corporation Law, or Section 204, approving the ratification of the issuance of options to purchase shares of Common Stock and an award of restricted stock units, which we refer to as the Ratification. A copy of the Resolutions adopted by our board of directors setting forth the information with respect to the Ratification required under Section 204 is attached hereto as Exhibit 99.1. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failures of authorization identified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that such ratification done in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions must be brought within the later of (i) 120 days from the validation effective time (which is June 26, 2023) and (ii) the giving of this notice (which is deemed to be the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission).

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

99.1	Unanimous Written Consent of the Board of Directors of Impinj, Inc., effective June 26, 2023			99.1	X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: July 26, 2023	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)