Form 10-Q
period 2023-09-30
IMPINJ INC
filed 2023-10-25
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of October 13, 2023, 27,055,862 shares of common stock were outstanding.

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
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 54.6% of our outstanding common stock as of September 30, 2023, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$78,100	$19,597
Short-term investments	35,129	154,148
Accounts receivable, net	48,482	49,996
Inventory	106,806	46,397
Prepaid expenses and other current assets	4,446	5,032
Total current assets	272,963	275,170
Long-term investments	—	19,200
Property and equipment, net	44,923	39,027
Intangible assets, net	14,727	—
Operating lease right-of-use assets	10,326	10,490
Other non-current assets	1,613	1,969
Goodwill	19,049	3,881
Total assets	$363,601	$349,737
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$11,017	$25,024
Accrued compensation and employee related benefits	7,702	9,048
Accrued and other current liabilities	9,306	2,925
Current portion of operating lease liabilities	3,308	3,122
Current portion of deferred revenue	2,425	2,250
Total current liabilities	33,758	42,369
Long-term debt	281,449	280,244
Operating lease liabilities, net of current portion	10,205	11,066
Deferred tax liabilities, net	3,062	118
Deferred revenue, net of current portion	327	349
Total liabilities	328,801	334,146
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 27,020 and 26,098 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	27	26
Additional paid-in capital	450,746	403,599
Accumulated other comprehensive loss	(1,002)	(1,249)
Accumulated deficit	(414,971)	(386,785)
Total stockholders' equity	34,800	15,591
Total liabilities and stockholders' equity	$363,601	$349,737

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$65,005	$68,270	$236,888	$181,210
Cost of revenue	34,237	30,835	118,776	83,494
Gross profit	30,768	37,435	118,112	97,716
Operating expenses:
Research and development	21,588	18,766	67,426	55,124
Sales and marketing	10,073	9,326	30,678	28,239
General and administrative	13,532	11,087	45,098	33,888
Amortization of intangibles	1,409	—	3,555	—
Total operating expenses	46,602	39,179	146,757	117,251
Loss from operations	(15,834)	(1,744)	(28,645)	(19,535)
Other income, net	1,090	774	3,620	1,367
Induced conversion expense	—	—	—	(2,232)
Interest expense	(1,213)	(1,205)	(3,633)	(3,716)
Loss before income taxes	(15,957)	(2,175)	(28,658)	(24,116)
Income tax benefit (expense)	195	(24)	472	(67)
Net loss	$(15,762)	$(2,199)	$(28,186)	$(24,183)

Net loss per share — basic and diluted	$(0.59)	$(0.09)	$(1.06)	$(0.95)
Weighted-average shares outstanding — basic and diluted	26,920	25,743	26,639	25,384

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(15,762)	$(2,199)	$(28,186)	$(24,183)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	223	(504)	1,060	(1,691)
Foreign currency translation adjustments	(900)	—	(813)	—
Total other comprehensive gain (loss)	(677)	(504)	247	(1,691)
Comprehensive loss	$(16,439)	$(2,703)	$(27,939)	$(25,874)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(28,186)	$(24,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,733	4,456
Stock-based compensation	35,679	32,230
Accretion of discount or amortization of premium on investments	(1,600)	301
Amortization of debt issuance costs	1,206	1,203
Induced conversion expense related to convertible notes	—	2,232
Deferred tax expense	(662)	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	2,683	(5,218)
Inventory	(59,239)	(9,967)
Prepaid expenses and other assets	1,407	45
Accounts payable	(10,054)	1,107
Accrued compensation and employee related benefits	(1,904)	1,571
Accrued and other liabilities	1,677	1,252
Operating lease right-of-use assets	1,990	2,490
Operating lease liabilities	(2,501)	(3,064)
Deferred revenue	(1,038)	2,358
Net cash provided by (used in) operating activities	(50,809)	6,813
Investing activities:
Purchases of investments	—	(159,837)
Proceeds from sales of investments	13,372	—
Proceeds from maturities of investments	127,449	79,508
Proceeds from sale of property and equipment	234	—
Purchases of intangible assets	(250)	—
Purchases of property and equipment	(15,968)	(5,975)
Business acquisitions, net of cash acquired	(23,357)	—
Net cash provided by (used in) investing activities	101,480	(86,304)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	7,890	12,462
Payment of 2019 Notes	—	(17,564)
Net cash provided by (used in) financing activities	7,890	(5,102)
Effect of exchange rate changes on cash and cash equivalents	(58)	—
Net increase (decrease) in cash and cash equivalents	58,503	(84,593)
Cash and cash equivalents
Beginning of period	19,597	123,903
End of period	$78,100	$39,310

Supplemental disclosure of cashflow information:
Cash paid for interest	1,617	$1,803
Purchases of property and equipment not yet paid	1,539	2,519
Operating lease liabilities arising from obtaining ROU assets	979	—
Lease liabilities arising from remeasurement of ROU assets	159	—
26,396 shares of common stock issued for Voyantic Oy acquisition	3,579	—
Acquisition-related contingent consideration liability	4,602	—

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2022	26,098	26	403,599	(386,785)	(1,249)	$15,591
Issuance of common stock	483	1	4,519	—	—	4,520
Stock-based compensation	—	—	10,224	—	—	10,224
Net loss	—	—	—	(4,358)	—	(4,358)
Other comprehensive loss	—	—	—	—	644	644
Balance at March 31, 2023	26,581	$27	$418,342	$(391,143)	$(605)	$26,621
Issuance of common stock	211	—	1,233	—	—	1,233
Stock-based compensation	—	—	13,148	—	—	13,148
Net loss	—	—	—	(8,066)	—	(8,066)
Common stock issued for Voyantic acquisition (Note 4)	27	—	3,579	—	—	3,579
Other comprehensive loss	—	—	—	—	280	280
Balance at June 30, 2023	26,819	$27	$436,302	$(399,209)	$(325)	$36,795
Issuance of common stock	201	—	2,137	—	—	2,137
Stock-based compensation	—	—	12,307	—	—	12,307
Net loss	—	—	—	(15,762)	—	(15,762)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at September 30, 2023	27,020	$27	$450,746	$(414,971)	$(1,002)	$34,800

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	483	—	4,611	—	—	4,611
Stock-based compensation	—	—	11,314	—	—	11,314
Net loss	—	—	—	(10,461)	—	(10,461)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at March 31, 2022	25,220	$25	$367,347	$(372,945)	$(716)	$(6,289)
Issuance of common stock	327	1	1,884	—	—	1,885
Stock-based compensation	—	—	10,859	—	—	10,859
Net loss	—	—	—	(11,523)	—	(11,523)
Other comprehensive loss	—	—	—	—	(510)	(510)
Induced conversion on 2019 Notes	—	—	(5,681)	—	—	(5,681)
Balance at June 30, 2022	25,547	26	374,409	(384,468)	(1,226)	(11,259)
Issuance of common stock	329	—	5,966	—	—	5,966
Stock-based compensation	—	—	10,057	—	—	10,057
Net loss	—	—	—	(2,199)	—	(2,199)
Other comprehensive loss	—	—	—	—	(504)	(504)
Balance at September 30, 2022	25,876	$26	$390,432	$(386,667)	$(1,730)	$2,061

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

Business combinations and intangible assets including goodwill — We account for business combinations using the acquisition method which involves allocating the purchase price paid to assets acquired and liabilities assumed at their acquisition-date fair values. While we use our best estimates and assumptions to accurately estimate the fair value of assets acquired, liabilities assumed and contingent consideration, our estimates are inherently uncertain. On April 3, 2023, we completed the acquisition of Voyantic Oy and applied judgment in estimating the fair value of the intangible assets from the acquisition. These estimates involved using assumptions related to revenue growth rates, discount rates, underlying product or technology life cycles, and expenses necessary to support the acquired technology and estimated sales cycle for customer relationships.

The acquisition-date fair value of total consideration includes cash, shares and contingent consideration. Because we are contractually obligated to pay contingent consideration upon Voyantic achieving certain specified objectives, we record a contingent consideration liability at the acquisition date. We review assumptions related to the fair value of the contingent consideration liability each reporting period and revalue the contingent consideration liability based on the revised assumptions, until the contingency is satisfied. We recognize the change in fair value of the contingent consideration liability in “General and administrative” expense on the consolidated statements of operations for the period in which the fair value changes.

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

Contingent Consideration — The contingent consideration liability is related to the acquisition of Voyantic Oy (see Note 4: Goodwill and Intangible Assets), and the related payments are expected to occur in 2024. As of September 30, 2023, we could be required to pay up to 10 million euros or $10.9 million contingent upon revenue and gross margin performance over a one-year period from the acquisition date. We recorded the contingent consideration at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue and gross margins. A decrease in estimated revenues and gross margins or an increase in the discount rate would decrease the fair value of the contingent consideration liability. The estimated revenues and gross margins are not interrelated inputs. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations is management's responsibility with the assistance of a third-party valuation specialist. As of September 30, 2023, we recorded approximately $4.6 million in "Accrued expenses and other current liabilities" on the consolidated balance sheet.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$60,628	$—	$—	$60,628	$14,620	$—	$14,620
Total cash equivalents	60,628	—	—	60,628	14,620	—	14,620
Short-term investments:
U.S. government agency securities	—	22,707	—	22,707	—	78,621	78,621
Corporate notes and bonds	—	2,500	—	2,500	—	26,953	26,953
Commercial paper	—	—	—	—	—	24,073	24,073
Treasury bill	—		—	—	—	11,359	11,359
Yankee bonds	—	1,920	—	1,920	—	1,939	1,939
Agency bonds	—	5,957	—	5,957	—	2,882	2,882
Asset-backed securities	—	2,045	—	2,045	—	8,321	8,321
Total short-term investments	—	35,129	—	35,129	—	154,148	154,148
Long-term investments:
U.S. government agency securities	—	—	—	—	—	13,462	13,462
Yankee bonds	—	—	—	—	—	1,869	1,869
Agency bonds	—	—	—	—	—	2,983	2,983
Asset-backed securities	—	—	—	—	—	886	886
Total long-term investments	—	—	—	—	—	19,200	19,200

Total assets at fair value	60,628	35,129	—	95,757	14,620	173,348	187,968

Acquisition-related contingent consideration liability	—	—	4,602	4,602	—	—	—

Total liabilities at fair value	—	—	4,602	4,602	—	—	—

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Three Months Ended September 30, 2023
Contingent consideration liability:
Balance at beginning of period	$4,602
Remeasurement of fair value of contingent consideration liability	—
Balance at end of period	$4,602

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of December 31, 2022. There were no transfers into or out of Level 3 of the fair value hierarchy as of September 30, 2023 or as of December 31, 2022. We expect short-term investments to mature within 1 year of the reporting date. We expect long-term investments to mature between 1 and 2 years from the reporting date. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2027.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	September 30, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$60,628	$—	$—	$60,628
U.S. government agency securities	22,854	—	(147)	22,707
Corporate notes and bonds	2,500	—	—	2,500
Yankee bonds	1,935	—	(15)	1,920
Commercial paper	—	—	—	-
Treasury bill	—	—	—	—
Agency bond	5,973	—	(16)	5,957
Asset-backed securities	2,056	—	(11)	2,045
Total	$95,946	$—	$(189)	$95,757

	December 31, 2022
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$14,620	$—	$—	$14,620
U.S. government agency securities	93,065	—	(982)	92,083
Corporate notes and bonds	27,133	6	(186)	26,953
Yankee bonds	3,815	—	(7)	3,808
Commercial paper	24,073	—	—	24,073
Treasury bill	11,361	2	(4)	11,359
Agency bond	5,863	4	(2)	5,865
Asset-backed securities	9,287	2	(82)	9,207
Total	$189,217	$14	$(1,263)	$187,968

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $13.3 million and $125.6 million and unrealized losses of $100,000 and $1.2 million as of September 30, 2023 and December 31, 2022, respectively. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $19.3 million and $13.9 million and unrealized losses of $100,000 and $100,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$14,908	$14,678
Work-in-process	54,128	14,525
Finished goods	37,770	17,194
Total inventory	$106,806	$46,397

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

The transaction-related costs for the acquisition were $1.7 million and are included in general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2023.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Balance at beginning of period	$3,881
Additions from acquisition	$15,590
Foreign currency translation adjustment	(422)
Total	$19,049

As of September 30, 2023, intangible assets comprised of the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	741	(741)	—
Customer Relationships	1	3,546	(1,773)	1,773
Developed Technology	7.25	12,491	(861)	11,630
Patent	3	250	(17)	233
Tradename	8	1,164	(73)	1,091
Total definite-lived intangible assets (1)		18,192	(3,465)	14,727
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted average life of our intangible assets is approximately six years. Amortization of intangible assets was $1.4 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2023	$1,375
2024	2,838
2025	1,952
2026	1,914
2027	1,869
Thereafter	4,779
Total	$14,727

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units, or RSUs, with a service condition, and RSUs with market and service conditions, or MSUs. Historically we granted RSUs with performance and service conditions, or PSUs, as part of our annual bonus plan to our senior executives and other bonus-eligible employees, however, in fiscal year 2023, our bonus plan is solely cash-based.

The following table summarizes activity for RSUs, PSUs and MSUs for the nine months ended September 30, 2023 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs	PSUs
Outstanding at December 31, 2022	1,310	110	74
Granted	424	126	—
Vested	(521)	(58)	(57)
Forfeited	(40)	(4)	(17)
Outstanding at September 30, 2023	1,173	174	—

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$489	$509	$1,378	$1,407
Research and development expense	5,446	4,368	15,894	13,479
Sales and marketing expense	2,652	1,853	7,581	7,247
General and administrative expense	3,720	3,327	10,826	10,097
Total stock-based compensation expense	$12,307	$10,057	$35,679	$32,230

Note 6. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our commitments and contingencies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $30.9 million of inventory as of September 30, 2023.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of September 30, 2023 and December 31, 2022, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP in California

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. Our original complaint alleged that certain NXP endpoint ICs infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We sought, among other things, past damages, including lost profits; no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs. We also sought an injunction against NXP making, selling, using, offering for sale or importing UCODE 8 and UCODE 9 ICs. NXP responded to our complaint on September 30, 2019 citing numerous defenses including denying infringement and claiming our asserted patents are invalid.

After various pre-trial motions, the Court narrowed the case to two patents—U.S. patent nos. 9,633,302 (the “’302 patent”) and 8,115,597 (the “’597 patent”). Before trial, the Court granted summary judgment of infringement on the ‘302 patent. The Court conducted a trial on those two patents beginning on July 5, 2023, and concluding on July 13, 2023. The issues on the ‘302 patent were validity, damages and willful infringement. The issues on the ‘597 patent were infringement, validity, damages and willful infringement.

On July 14, 2023, the jury returned a verdict in our favor finding that: (1) the asserted independent claims of the '302 patent had not been proven invalid, but two of the asserted dependent claims had been proven invalid; (2) NXP’s infringement of the asserted claims of the ‘302 patent was willful; (3) none of the asserted claims of the ‘597 patent were proven to be invalid; and (4) NXP infringed the asserted claims of the ‘597 patent. The jury awarded approximately $18.2 million and $18.4 million in damages for infringement of the ‘302 patent and the ’597 patent, respectively. The majority of these damages were for lost profits and are therefore overlapping.

On September 28, 2023, the Court granted NXP's post-trial motion for a new trial on the validity of the '302 patent based on the jury's inconsistent verdicts on the validity of independent and dependent claims for that patent. The Court also ruled that the damages awarded by the jury for both patents should be reduced by certain sales made to a distributor outside the United States. The Court directed the parties to meet and confer on the appropriate reduction of damages, and on October 20, 2023, the parties stipulated that the damages award for the infringement of the '597 patent should be $13.1 million. We recognize contingent gains in our financial statements upon resolution of all contingencies related to the award.

On October 3, 2023, the Court denied our motion for a permanent injunction. Having granted a new trial on the validity of the '302 patent, the denial was based only on the '597 patent. We have appealed the denial of the injunction to the Federal Circuit. We also anticipate moving for the imposition of a royalty given the denial of our injunction request.

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

Following the close of fact discovery, the parties each moved for summary judgment on various issues. The Court ultimately granted summary judgment of noninfringement to us on six of the seven patents, and the final patent went to a jury trial beginning on June 5, 2023. The jury found that we did not infringe the patent and a final judgment was entered in our favor. We moved for attorneys’ fees on July 12, 2023 but that motion was denied on August 31, 2023. NXP has appealed the judgment.

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

The parties originally selected three patents each for the first trial scheduled to begin on October 30,2023. A Magistrate Judge decided various summary judgment and other pre-trial motions on October 12, 2023. The decisions did not impact the specific patents at issue in the first trial. NXP subsequently dropped one of their patents for the first trial, leaving two NXP patents for the trial.

NXP Patent Infringement Claims Against Impinj in China

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP B.V. asserted that certain of our products infringe three Chinese patents owned by NXP B.V. These patents corresponded to three of the eight U.S. patents NXP asserted in the U.S. District Court in Washington. The plaintiffs sought, among other things, past damages and reasonable attorneys’ fees and costs. They also sought an injunction against us, enjoining continuing acts of infringement of the patents-in-suit. Impinj, Inc. was added to the suit in July 2021. In November 2022, Impinj filed with the Shanghai court motions to dismiss two patent cases on the basis that the patents were licensed to our supplier.

Two NXP patents ruled invalid: Impinj Shanghai filed invalidity requests against all three Chinese patents before the China National Intellectual Property Administration, or CNIPA, on December 22, 2020. CNIPA originally issued decisions upholding the validity of all three Chinese patents in July 2021. However, in October 2021, Impinj Shanghai filed with the Beijing Intellectual Property Court for judicial review of all of CNIPA’s validity decisions. The Beijing Intellectual Property Court upheld the validity for one of NXP’s Chinese patents in December 2022, but overturned the validity decisions for the other two patents in August 2023. Impinj appealed the Court’s validity finding in January 2023, and NXP appealed the invalidity findings in September 2023.

All lawsuits withdrawn by NXP: On September 13, 2023, NXP filed petitions with the Shanghai court to withdraw all the three cases without prejudice. The Shanghai court granted NXP’s petitions on September 27, 2023. With the withdrawal of all three lawsuits by NXP, all civil actions initiated by NXP against Impinj in China were concluded.

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	September 30, 2023			December 31, 2022
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$287,500	$(6,051)	$281,449	$287,500	$(7,256)	$280,244

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

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

None of the circumstances described in the above paragraphs were met during the nine months ended September 30, 2023.

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	2021 Notes	2019 Notes	2021 Notes	Total
Amortization of debt issuance costs	$404	$—	$396	$396
Cash interest expense	809	—	809	809
Total interest expense	$1,213	$—	$1,205	$1,205

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	2021 Notes	2019 Notes	2021 Notes	Total
Amortization of debt issuance costs	$1,206	$19	$1,184	$1,203
Cash interest expense	2,427	87	2,426	2,513
Total interest expense	$3,633	$106	$3,610	$3,716

Accrued interest related to the 2021 Notes as of September 30, 2023 and December 31, 2022 was $1.2 million and $404,000, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $251.9 million and $347.4 million as of September 30, 2023 and December 31, 2022, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Loss Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(15,762)	$(2,199)	$(28,186)	$(24,183)
Denominator:
Weighted-average shares outstanding — basic and diluted	26,920	25,743	26,639	25,384
Net loss per share — basic and diluted	$(0.59)	$(0.09)	$(1.06)	$(0.95)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2023	2022
Stock options	1,500	1,844
RSUs, MSUs and PSUs	1,347	1,578
Employee stock purchase plan shares	54	30
2021 Notes	2,589	2,589

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

Our chief executive officer reviews information about our revenue categories, endpoint ICs and systems, the latter defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Endpoint ICs	$48,592	$51,155	$180,546	$132,804
Systems	16,413	17,115	56,342	48,406
Total revenue	$65,005	$68,270	$236,888	$181,210

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on non-recurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $2.1 million of revenue related to amounts included in deferred revenue as of December 31, 2022 for the nine months ended September 30, 2023. We recognized $319,000 of revenue related to amounts included in deferred revenue as of December 31, 2021 for the nine months ended September 30, 2022.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$2,599	$794
Opening balance from Voyantic acquisition	1,233	—
Deferral of revenue	2,477	3,058
Recognition of deferred revenue	(3,557)	(700)
Balance at end of period	$2,752	$3,152

Note 11. Related-Party Transactions

We have been party to a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provided advisory and consulting services to us. We recognized and paid $115,000 and $385,000 in consulting fees to the limited liability company owned by Mr. Phelan for the three and nine months ended September 30, 2022, respectively. On January 1, 2023, Mr. Phelan joined our company as Chief Innovation Officer and ceased to provide us with consulting services. Mr. Phelan remains on our board of directors as a non-independent director.

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $250,000. The patent expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our condensed consolidated balance sheet as of September 30, 2023.

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
•
the impact of any future health outbreak or pandemic, including a potential resurgence in Covid-19 cases, including on our business, operations and financial condition as well as on macroeconomic conditions;
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

Factors Affecting Our Performance

Inventory Supply

From time to time, we experience inventory overages or shortages, either due to us misestimating customer or end-user demand; insufficient manufacturing capacity or product availability; market fluctuations; competitive product availability; macroeconomic fluctuations; changes in regulations or tariffs; or for a host of other reasons. These inventory dynamics can impact some or all of our products. High inventory levels can increase expenses, cause product obsolescence and/or increase reserves, negatively affecting our business. Low inventory levels can cause lengthened lead times, missed opportunities, market-share loss and/or damaged customer relationships, also negatively affecting our business. For example, in 2021 demand for our endpoint ICs increased. Worldwide wafer demand also increased dramatically, leading to wafer shortfalls in many industries, including ours. In 2022, wafer shortfalls in our process nodes continued, preventing us from fully capitalizing on our demand in every quarter of 2022. These shortages prevented us from fully meeting customer demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. In 2023 macroeconomic conditions have led to softness in demand and inventory overages, which we expect will continue until we can further adjust wafer receipts and/or demand increases.

In 2022 and 2023 we saw cost increases for our endpoint IC wafers and for all systems products, which caused us to raise prices and potentially negatively impact our market competitiveness. Increases in cost may decrease sales and cause market-share losses if our partners and end users buy competing products over ours, or choose to not deploy at all, negatively impacting our operating results and prospects.

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

While our long-term plan to invest for growth remains unchanged, a weaker global economy have introduced new uncertainty to our business. We will continue to monitor the impacts of both on our supply chain, market and opportunities and adjust our investment strategy as appropriate.

Market Adoption

Our financial performance depends on the pace and scope of end-user adoption of our products in multiple industries. Covid-19 had a materially adverse impact on the retail industry, our largest market, initially by shifting consumer shopping away from physical stores, then causing post-Covid supply shortfalls and retailer over-ordering and, in 2023, inventory corrections due to softening macroeconomic conditions. Covid-19 also impacted other RAIN markets. For example, aviation, which had proposed widespread luggage tagging, saw delayed adoption. By contrast, SC&L experienced markedly increased shipment volumes which positively impacted adoption.

Given the uncertainties in our market and product supply, the negative impacts of our insufficient 2022 supply and end user perceptions of the risks associated with insufficient supply, we cannot be certain that RAIN adoption will continue; that we will have appropriate product inventory; that we will not experience future product inventory shortfalls or overages; or that a weaker global economy will not materially impact our business going forward. We also cannot be certain we will be able to maintain or grow our market share for any of our products, whether because of insufficient inventory, competitors copying our products, insufficient wafer or other product supply, competition generally or for a host of other reasons, many of which are outside our control.

Regardless of the uneven pace of retail, SC&L and other industry adoption, we believe the underlying, long-term trend is continued RAIN adoption and we continue investing in new products. In our endpoint IC business, in 2020 we introduced the Impinj M700 family, with significant performance advantages over other endpoint ICs on the market. We continue expanding the M700 family, for example with the introduction of our large memory industrial ICs, the M780 and M781, in November 2022 and with the introduction of our cryptographic authentication IC, the M775, along with a cloud-based authentication service, in September 2022. In July 2023 we announced our next-generation endpoint IC, the M800. In our systems business, in 2020 we introduced the Impinj R700 reader and in 2021 our Impinj E-family reader ICs, both of which likewise offer significant performance advantages over other readers and reader ICs on the market and for which we continue expanding the product families. Regardless, market adoption could be impacted by product availability—see the discussion of product availability under “Inventory Supply”.

We sell our products primarily through partners and distributors and therefore have limited visibility to end-user demand. Consequently, we may incorrectly forecast that demand or not identify market shifts in a timely manner, potentially adversely affecting our business. If RAIN market adoption, and adoption of our products specifically, does not meet our expectations, or if we are unable to meet partner or end-user volume or performance expectations, because of supply-chain disruption, macroeconomic conditions or otherwise, then our operating results and growth prospects will be adversely affected. If we reduce prices to win opportunities, then our gross margins may be negatively affected. In contrast, if our endpoint IC, reader IC, reader or gateway sales exceed expectations, then our revenue and profitability may be positively affected.

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

Average Selling Price

Our product ASPs fluctuate based on competitive pressures and the discounting we offer to win opportunities, but generally decline over time. Historically, we have been able to compensate these ASP declines by reducing the per-unit cost of most of our products, by reducing supplier costs and implementing manufacturing and quality improvements, as well as by introducing newer and lower-cost products, but the timing of these cost reductions and new-product introductions fluctuates and may not materialize in any given quarter or year. Beginning in second-half 2021, due to wafer and component supply shortfalls at many of our suppliers, we began experiencing increasing, rather than decreasing costs for both endpoint ICs and systems. In 2022 and 2023, we raised prices to offset the impact of those increased costs. Future price increases, if or when they occur, could cause us to pass the higher costs to our customers. If we are unable to successfully increase our prices or if our customers choose competitors’ products due to our higher prices, then our product margins, operating results or both may suffer. In the near term, we expect product margins to be volatile based on product mix and the timing of our price changes.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	2023	2022	Change
Revenue	$65,005	$68,270	$(3,265)	$236,888	$181,210	$55,678
Gross profit	$30,768	$37,435	$(6,667)	$118,112	$97,716	$20,396
Gross margin	47.3%	54.8%	(7.5)%	49.9%	53.9%	(4.0)%
Loss from operations	$(15,834)	$(1,744)	$(14,090)	$(28,645)	$(19,535)	$(9,110)

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Revenue and gross profit decreased, due primarily to lower endpoint IC and systems revenue and higher cost of revenue. The endpoint IC revenue decrease was driven primarily by lower average ASP due to mix, partially offset by higher shipment volumes when compared to the prior year period. The systems revenue decrease was driven primarily by lower shipment volumes offset partially by revenue from test and measurement solutions. Gross margin decreased, due primarily to decreased product margins and higher excess and obsolescence charges. The decreased product margins were driven by both endpoint IC margins due to lower revenue contribution from industrial and specialty endpoint ICs as well as mix within industrial and specialty endpoint ICs, and systems margins due to increased costs. Loss from operations increased, due primarily to decreased gross profit and increased operating expenses. The operating expense increase was due primarily to higher research and development, general and administrative costs and amortization of intangibles as a result of the acquisition of Voyantic Oy. See Note 4 Goodwill and Intangible Assets for further details regarding the Voyantic Oy acquisition.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue. The endpoint IC revenue increase was driven primarily by higher shipment volumes partially offset by lower average ASP due to mix, when compared to the prior year period, while systems increased due to overall higher shipment volumes. Gross margin decreased, due primarily to decreased product margins. The decreased product margins were driven primarily by endpoint IC margins due to lower revenue contribution from industrial and specialty endpoint ICs as well as mix within industrial and specialty endpoint ICs. Loss from operations increased, due primarily to increased operating expenses partially offset by increased gross profit. The operating expense increase was due primarily to higher research and development, general and administrative costs and amortization of intangibles as a result of the acquisition of Voyantic Oy. See Note 4 Goodwill and Intangible Assets for further details regarding the Voyantic Oy acquisition.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Endpoint ICs	$48,592	$51,155	$(2,563)	$180,546	$132,804	$47,742
Systems	16,413	17,115	(702)	56,342	48,406	7,936
Total revenue	$65,005	$68,270	$(3,265)	$236,888	$181,210	$55,678

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

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Endpoint IC revenue decreased $2.6 million due primarily to a $11.3 million decrease from average ASP partially offset by a $8.8M increase from higher shipment volumes. The ASP decrease was due primarily to lower revenue contribution from industrial and specialty endpoint ICs as well as mix within industrial and specialty endpoint ICs.

Systems revenue decreased $700,000, due primarily to an overall decrease in shipment volumes. Readers and reader ICs revenue decreased $2.3 million and $1.8 million, respectively, partially offset by increases of $2.1 million from test and measurement solutions revenue and $1.0 million in gateway revenue.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Endpoint IC revenue increased $47.7 million due primarily to a $71.4 million increase from higher shipment volumes partially offset by a $23.6 million decrease from average ASP. The ASP decrease was due primarily to lower revenue contribution from industrial and specialty endpoint ICs as well as mix within industrial and specialty endpoint ICs.

Systems revenue increased $7.9 million due primarily to an overall increase in shipment volumes. Gateway and test and measurement solutions revenue increased $6.9 million and $4.6 million, respectively and non-recurring engineering revenue increased $900,000. These increases were offset by a decrease of $4.9 million in reader revenue.

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	2023	2022	Change
Cost of revenue	$34,237	$30,835	$3,402	$118,776	$83,494	$35,282
Gross profit	$30,768	$37,435	$(6,667)	$118,112	$97,716	$20,396
Gross margin	47.3%	54.8%	(7.5)%	49.9%	53.9%	(4.0)%

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

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Gross profit decreased, due primarily to decreased endpoint IC and systems revenue and increased cost of revenue. Gross margin decreased, due primarily to decreased product margins and to a lesser extent, higher excess and obsolescence charges. The decreased product margins were driven by both endpoint ICs and systems, the latter to a lesser extent. Endpoint IC margins decreased due to product mix with less contribution from industrial and specialty endpoint ICs as well as mix within industrial and specialty endpoint ICs. Systems margins decreased primarily due to increased costs.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Gross profit increased, due primarily to increased endpoint IC and systems revenue. Gross margin decreased, due primarily to decreased product margins. The decreased product margins were driven primarily by endpoint IC margins due to product mix with a lesser contribution from industrial and specialty endpoint ICs as well as mix within industrial and specialty endpoint ICs.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$21,588	$18,766	$2,822	$67,426	$55,124	$12,302

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

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Research and development expense increased $2.8 million, due primarily to increases of $1.1 million in stock-based compensation expense primarily related to increased outstanding equity grants, $700,000 million in personnel expenses primarily from higher headcount offset by a decrease in bonus from reduced bonuses, and $500,000 million in product development costs.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Research and development expense increased $12.3 million, due primarily to increases of $5.1 million in personnel expenses from higher headcount and increases in payroll taxes driven by employer taxes on the vesting of restricted stock units. Other major factors included $3.1 million in product development costs, $2.4 million in stock-based compensation expense primarily related to increased outstanding equity grants, and $1.6 million in infrastructure costs.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Sales and marketing	$10,073	$9,326	$747	$30,678	$28,239	$2,439

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Sales and marketing expense increased $747,000 million, due primarily to $799,000 in stock-based compensation expense primarily related to increased outstanding equity grants.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Sales and marketing expense increased $2.4 million, due primarily to increases of $1.4 million in personnel expenses from an increase in headcount offset by lower commission expense and $478,000 in increased travel expenses.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$13,532	$11,087	$2,445	$45,098	$33,888	$11,210

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

Three months ended September 30, 2023 compared with three months ended September 30, 2022

General and administrative expense increased $2.4 million, due primarily to increases of $1.6 million in professional services due primarily to increased legal expenses. Other factors included $393,000 in stock-based compensation expense primarily related to increased outstanding equity grants and $350,000 million in personnel expenses primarily from higher headcount offset by a decrease in bonus from reduced bonuses.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

General and administrative expense increased $11.2 million, due primarily to increases of $7.8 million in professional services due primarily to increased legal expenses as well as transaction expenses for the Voyantic Oy acquisition detailed in Note 4 Goodwill and Intangible Assets. Other factors included $2.4 million in personnel expenses from higher headcount and $729,000 in stock-based compensation expense primarily related to increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Amortization of intangibles	$1,409	$—	$1,409	$3,555	$—	$3,555

The increase in amortization expense relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy, a global provider of RFID test and measurement solutions. See Note 4 Goodwill and Intangible Assets for further details.

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Other income, net	$1,090	$774	$316	$3,620	$1,367	$2,253

Other income, net comprises primarily interest income on our short-term investments.

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Other income, net increased from the prior periods due to an increase in interest rates.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Other income, net increased from the prior periods due to an increase in interest rates.

Induced Conversion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Induced conversion expense	$—	$—	$—	$—	$2,232	$(2,232)

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

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$1,213	$1,205	$8	$3,633	$3,716	$(83)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Interest expense was comparable for the periods.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Interest expense was comparable for the periods..

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Income tax benefit (expense)	$195	$(24)	$219	$472	$(67)	$539

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax benefits for the three and nine months ended September 30, 2023 are due to our estimated effective tax rate which incorporated the acquisition of Voyantic Oy. See Note 4 Goodwill and Intangible Assets for further details regarding the Voyantic Oy acquisition.

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

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net loss	$(15,762)	$(2,199)	$(13,563)	$(28,186)	$(24,183)	$(4,003)
Adjustments:
Other income, net	(1,090)	(774)	(316)	(3,620)	(1,367)	(2,253)
Interest expense	1,213	1,205	8	3,633	3,716	(83)
Income tax expense (benefit)	(195)	24	(219)	(472)	67	(539)
Depreciation and amortization	3,668	1,483	2,185	9,734	4,456	5,278
Stock-based compensation	12,307	10,057	2,250	35,679	32,230	3,449
Purchase accounting adjustments	112	—	112	388	—	388
Induced conversion expense	—	—	-	—	2,232	(2,232)
Acquisition transaction expense	4	—	4	1,676	—	1,676
Adjusted EBITDA	$257	$9,796	$(9,539)	$18,832	$17,151	$1,681

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net loss	$(15,762)	$(2,199)	$(13,563)	$(28,186)	$(24,183)	$(4,003)
Adjustments:
Depreciation and amortization	3,668	1,483	2,185	9,734	4,456	5,278
Stock-based compensation	12,307	10,057	2,250	35,679	32,230	3,449
Purchase accounting adjustments	112	—	112	388	—	388
Induced conversion expense	—	—	-	—	2,232	(2,232)
Acquisition transaction expense	4	—	4	1,676	—	1,676
Income tax effects of adjustments (1)	(207)	(878)	671	(1,990)	(1,385)	(605)
Non-GAAP net income	$122	$8,463	$(8,341)	$17,301	$13,350	$3,951
(1) The tax effects of the adjustments are calculated using the statutory rate, taking into consideration the nature of the item and relevant taxing jurisdiction.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $113.2 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities and money market funds. As of September 30, 2023, we had working capital of $239.2 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$(50,809)	$6,813
Net cash provided by (used in) investing activities	101,480	(86,304)
Net cash provided by (used in) financing activities	7,890	(5,102)

Operating Cash Flows

For the nine months ended September 30, 2023, we used $50.8 million of net cash from operating activities. This net cash usage was due primarily to $67.0 million in working capital due primarily to higher inventory and lower accounts payable and $16.2 million of net loss adjusted for non-cash items.

For the nine months ended September 30, 2022, we generated $6.8 million of net cash from operating activities. These net cash proceeds were driven primarily by $16.2 million of net loss adjusted for non-cash items, and $9.4 million in working-capital, primarily from increased cash usage for inventory purchases and change in accounts receivable.

Investing Cash Flows

For the nine months ended September 30, 2023, we generated $101.5 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $127.5 million and investment sales of $13.4 million, partially offset by cash paid for the Voyantic Oy acquisition of $23.4 million and net property and equipment purchases of $16.0 million.

For the nine months ended September 30, 2022, we used $86.3 million of net cash from investing activities. This net cash usage was driven primarily by investment and property and equipment purchases of $159.8 million and $6.0 million, respectively, partially offset by investment maturities of $79.5 million.

Financing Cash Flows

For the nine months ended September 30, 2023, we generated $7.9 million of net cash from financing activities. These net cash proceeds were due primarily to $7.9 million from stock-option exercises and our employee stock purchase plan.

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

Convertible Notes – As of September 30, 2023 the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 10 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 .

Purchase Commitments – Purchase commitments as of September 30, 2023 total $41.7 million and consist primarily of non-cancelable commitments to purchase $30.9 million of inventory.

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

We had cash, cash equivalents and short-term investments of $113.2 million as of September 30, 2023. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2023.

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

Patent Litigation

On June 6, 2019, we filed a patent infringement lawsuit against a competitor, NXP, USA Inc., and on October 4, 2019, NXP USA, Inc. and its parent NXP Semiconductors N.V., filed a patent infringement lawsuit against us. Both we and NXP subsequently filed additional lawsuits against each other. While two of these lawsuits have gone to trial and verdicts have been rendered, the ultimate outcome of our patent dispute with NXP remains uncertain, and we may file additional lawsuits against NXP USA, Inc. and/or its parent or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

We participate in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards, and we have historically taken a leadership position in standards development. In the future, we could lose that leadership position, our influence in standards development could diminish, or we could choose not to participate in certain standards activities.

New or changed industry standards could affect us negatively. If industry standards diverge from our or the RAIN market’s needs, then our products may fail to keep pace with the market or cause end users to delay their deployments. Moreover, the adoption or expected adoption of new or changed standards could slow sales of our existing products before we can introduce new products that meet the new or changed standards. New standards or changes to existing standards could also limit our ability to implement new features in our products. The lost opportunities as well as time and expense to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not ultimately succeed in developing products that comply with new or changed standards.

Certain organizations develop requirements for RAIN tags and test tags against those requirements. As one example, the ARC Program at Auburn University, develops tag performance and quality requirements for end users that engage them. Some participants in the RAIN market are ARC sponsors, but we are not among them. Some other organizations perform this function as well. ARC or a similar organization could develop specifications that some or all of our endpoint ICs fail to meet.

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

The semiconductor industry has experienced many periods of capacity shortfall and experienced another fairly recently due to increased post-Covid demand. In particular, in both 2021 and 2022 we experienced tight wafer availability, and our foundry partner raised prices. Although wafer availability has improved in 2023, supply/demand imbalances could still occur, constraining wafer availability. We procure wafers on a purchase-order basis from our foundry partners; consequently, wafer supply is not contractually guaranteed and there can be no assurance that we will receive adequate wafer supply from our foundry partners if and when wafer shortages occur.

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

To guard against wafer shortages, we may invest in inventory to support anticipated business growth, like we did with endpoint IC inventory in 2017 and 2020. However, maintaining high inventory levels can increase expenses or increase reserves, and exposes us to a higher risk of product obsolescence as we introduce new products and technologies, all of which could negatively affect our business. We may not be able to adequately anticipate the scope or nature of business growth, which could potentially result excess or obsolescent inventory. For example, in 2022, we saw greater demand for our 300mm M700 wafers, but due to inventory and supply limitations, we were required to transition some potential customers back to our prior-generation 200mm Monza R6 product family, despite M700 being our primary market demand. If we are unable to sell the inventory we purchased, or if we must sell such inventory at lower process—whether as a result of excess, obsolescence, or other factors—then our business will be negatively impacted.

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

We regularly evaluate potential strategic transactions, and we may pursue one or more transactions if complementary to our business. For example, in April 2023, we completed our acquisition of Voyantic Oy, a global provider of RFID (primarily RAIN and NFC) inlay and label design, manufacturing and test systems. Strategic transactions could be material to our financial condition and operating results. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

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
•
potential requirements for remediating controls, procedures and policies appropriate for a public company in the acquired business that, prior to the acquisition, lacked these controls, procedures and policies;
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

Covid-19 has adversely affected our business, and the magnitude and duration of continued Covid-19 effects on our business are uncertain.

Since 2020, Covid-19 has created significant worldwide economic volatility, uncertainty and disruption, and, while improving, those effects may persist or return. The Covid-19 risks we continue to monitor include:

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

The extent to which Covid-19 will continue impacting market demand and our future results is still unclear, and risks associated with Covid-19 remain.

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
•
changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by any future public health outbreaks or pandemics, including a resurgence in Covid-19 cases;
•
political, social and economic instability abroad; wars and other armed conflicts; and terrorist attacks and security concerns in general, including Russia invading Ukraine, China threatening Taiwan and the conflict in the Gaza Strip;
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

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products to existing or potential customers as well as harm our ability to compete internationally. For more information, see "Changes in global trade policies could have a material adverse effect on us." Any changes in our product or in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons or technologies targeted by these regulations could delay us introducing new products in international markets, decrease use of our products by, or decrease our ability to export or sell our products to, existing or potential customers with international operations, adversely affecting our business and results of operations.

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

In addition to the pandemic risk discussed earlier under “—Covid-19 has adversely affected our business, and the magnitude and duration of continued Covid-19 effects on our business are uncertain,” other disasters, whether natural or manmade, could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. We have facilities in areas with known seismic activity, such as our headquarters in Seattle, Washington. We have facilities in areas with known flooding, such as our office in Shanghai, China. We have a wafer testing and dicing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses to repair or replace the facility. We do not carry insurance covering potential losses caused by pandemics, earthquakes, floods or other disasters.

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

Product supply shortages have challenged our ability to meet market needs and we have increased prices in response to our suppliers increasing their prices to us. Our inability to supply partners and end users with products they need, and/or our need to increase our prices could result in long-lasting, negative consequences to our relationships with those partners and end users, to RAIN adoption and to our business overall.

Increasing attention to environmental, social and governance matters may cause us to incur additional costs or expose us to additional risks.

Investors, governmental and nongovernmental organizations, partners and end users are increasingly focusing on environmental, social and governance, or ESG, practices. Our ESG practices may not meet their standards, and they as well as advocacy groups may campaign for us to change our business or practices to address their ESG-related concerns. Our failure, or perceived failure, to respond to any such campaigns could harm our business and reputation and negatively impact the market price of our securities. Moreover, with the continued evolution of ESG practices and reporting and disclosure requirements, our costs related to those ESG practices and reporting and disclosure requirements could increase, which could negatively affect our operating results.

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

We are engaged in several patent infringement lawsuits against NXP USA, Inc., a Delaware corporation, and certain of its affiliates. For further information regarding this litigation, please refer to Note 6 of our consolidated financial statements included elsewhere in this report. Our litigation with NXP, including any appeals, has contributed, and may continue to contribute, to increased legal expenses and demands on our management team’s time, and could negatively impact our relationships with partners or end users. While we have obtained favorable jury verdicts in prosecuting our patent infringement claim against NXP in California and in defending against NXP’s patent infringement claim against us in Washington, post-trial rulings have limited some of these favorable verdicts and and all such verdicts remain subject to appeal. Moreover, these jury verdicts can provide no assurance regarding the results of our other ongoing litigation involving NXP. If we are unsuccessful in prosecuting our patent-infringement claims against NXP or in defending ourselves against NXP’s counterclaims, or to the extent we cannot maintain the validity and enforceability of our patents, then we could see a material adverse effect on our business, results of operations or financial condition.

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

Even if we do prevail in patent-related proceedings, verdicts and judgments can be modified or even reversed by trial or appellate courts.

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

Intellectual property disputes have adversely affected RAIN adoption in the past. As one example, in 2011, Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for RAIN-related patent infringement. Despite the subsequent availability of an industry-wide license, we believe those lawsuits adversely affected demand for our products from 2011 to 2019. The licensed Round Rock patents expired in 2019. However, we, our partners, suppliers or end users could be involved in similar disputes in the future which could adversely affect our operating results and growth prospects.

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

In the future we may raise capital, including pursuant to shelf registration statements we may file from time to time with the SEC, potentially diluting our stockholders, restricting our operations or otherwise adversely affecting our business.

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
•
unstable political and economic conditions, including instability resulting from wars and other armed conflicts, such as Russia invading Ukraine, China threatening Taiwan, and the conflict in the Gaza Strip;
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

As of September 30, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 54.6% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Impinj, Inc.

Date: October 25, 2023	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)