Form 10-K
period 2023-12-31
IMPINJ INC
filed 2024-02-12
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $2.1 billion.

As of February 2, 2024, 27,197,698 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•
RAIN adoption is concentrated in key markets and the extent and pace of RAIN market adoption beyond these markets is uncertain;
•
our abilities to deliver enterprise solutions at scale are nascent;
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
•
shortages of silicon wafers or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins;
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
•
we are and may continue to be party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption or adoption of our products or platform;
•
we have a history of losses and have only achieved profitability intermittently and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 55.7% of our outstanding common stock as of December 31, 2023, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

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

•
our market opportunity;
•
the adoption of RAIN technology and solutions;
•
our ability to compete effectively against competitors and competing technologies;
•
our market share and product leadership;
•
our business model, strategic plans and product development plans;
•
the impact of macroeconomic conditions on our business, operations and financial condition;
•
the impact of wafer supply and availability on our business, operations and financial condition;
•
our future financial performance, including our average selling prices, gross margins and the dependency of our future financial performance on macroeconomic conditions;
•
the performance of third parties on which we rely for product development, manufacturing, assembly and testing;
•
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

PART I

Item 1. Business

Overview

We envision a world in which every item that enterprises manufacture, transport and sell, and that people own, use and recycle, is wirelessly and ubiquitously connected to the cloud. And a world in which the ownership, history and linked information for every one of those items is seamlessly available to enterprises and people. We call our expansive vision a Boundless Internet of Things, or IoT, and we are well on our way to realizing it.

Our mission is to connect every thing. We use a type of radio-frequency identification, or RFID technology known as RAIN for the ubiquitous, wireless item-to-cloud connectivity. We sell a suite of products that we and our partner ecosystem use to connect and deliver item data to enterprises. We have enabled connectivity for more than 95 billion items to date, delivering item visibility and improving operational efficiencies for retailers, supply chain and logistics, or SC&L providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more.

We are today focused on extending item connectivity from tens of billions to trillions of items, and delivering item data not just to enterprises but to people, so they too can derive value from their connected items. We believe the Boundless IoT we are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

Impinj Platform

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon RAIN radios; manufacturing, test, encoding and reading systems; and software and cloud services that encapsulate our solutions know-how. We sell two types of silicon integrated circuit, or IC, radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. The ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our manufacturing, test and encoding systems enable partner products and facilitate enterprise deployments. Our reading systems comprise high-performance finished readers and gateways for autonomous reading solutions. Our software and cloud services focus on solutions enablement.

We sell our products, individually or as a whole platform offering primarily with or through our partner ecosystem. That ecosystem comprises original equipment manufacturers, or OEMs, tag service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners.

Our silicon radios follow the RAIN industry’s air-interface standard for their core functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into our products, and supporting those features across our platform, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products.

We are a leader in the RAIN market. We spearheaded developing the RAIN air-interface standard, lobbied governments to allocate radio spectrum and cofounded the RAIN industry alliance that today has more than 150 member companies. Our industry uses free spectrum in 81 countries encompassing roughly 95% of the world’s GDP. We believe RAIN’s capabilities – endpoint ICs with serialized item identifiers, battery-free operation, 30-foot range, not line-of-sight readability, up to 1,000 reads per second, essentially unlimited life and available cryptographic authentication, all at a cost of pennies per item – position RAIN to be the leading item-to-cloud connectivity technology for the IoT. We believe our success derives from the capabilities and performance of our enterprise solutions, and the visibility those solutions give enterprise to items they manufacture, transport and sell.

RAIN market adoption has historically been slower than we and industry sources have anticipated. For more information related to market adoption, please see the section of this report captioned “Risk Factors.”

Endpoint ICs

Our endpoint IC product family comprises miniature radios-on-a-chip that sell for pennies yet can wirelessly connect almost any item. Each IC attaches to a host item and includes a number to identify the item. The IC may also include or enable features such as user data storage, security, authentication, loss prevention, privacy protection and value-added Impinj custom capabilities, all accessible by our platform.

Our OEM partners typically attach an endpoint IC to a printed or etched antenna on a paper or PET backing, then cover the composite inlay with a paper face to form a tag. More recently, some of our partners have begun embedding the endpoint IC into wire, thread or woven tags. Enterprises attach or embed the tags onto or into items in retail, SC&L, healthcare, automotive, sports, industrial and manufacturing, consumer experience, datacenter, travel, food, banking and other use cases. Regardless of the method by which our partners attach or embed an endpoint IC onto or into an item, we refer to an IC and its host item as an endpoint.

When a consumer purchases an item, a store or supplier will typically procure another item to sell, including another endpoint IC. We believe endpoint ICs represent the first market for consumable silicon and are a recurring revenue source for us.

Systems

Our systems comprise our reader ICs; manufacturing, test, encoding and reading systems; and software and cloud services. We and our partners engineer solutions that typically include several of our systems products and endpoint ICs, and often our entire platform. We and they sell those solutions to enterprise end users.

Our reader IC product family comprises multiple products, tiered by performance and functionality, that our OEM and ODM partners use in their mobile or handheld readers, fixed readers, gateways, appliances and other edge devices. We offer easy-to-use application programming interfaces, or APIs, development environments, sample code, drivers and libraries to facilitate partner reader development. We leverage our solutions learnings to continually improve the firmware in our reader ICs. We sell our reader ICs for tens of dollars.

Our reader product family comprises multiple finished products tiered by performance and functionality. Our gateways integrate our readers with beamforming antennas to electrically steer a radio beam like a radar, locating and tracking items in one or two dimensions. Our readers and gateways are easy to deploy and use, can be powered via power-over-Ethernet, or PoE, and are certified for operation in more than 40 countries. They wirelessly provide power to, and communicate bidirectionally with, endpoint ICs on host items. They also read, write, authenticate and engage the endpoint ICs on those items.

Our readers and gateways include software and algorithms that allow us and our partners to solve enterprise business problems such as retail self-checkout and loss prevention. Our software and algorithms run either on our readers and gateways or partly on them and partly on partner devices. We also sell readers and software to encode endpoint ICs. We sell our readers and gateways through distributors, SIs, VARs and solution providers for hundreds to thousands of dollars.

With our acquisition of Voyantic Oy, we now sell test and measurement solutions. Finally, we also offer a cloud service to authenticate items.

Competitive Advantages

We believe we can extend our RAIN market leadership by leveraging our competitive strengths, including:

•
Platform. Our platform incorporates enhanced functionalities, including extensions to the RAIN air-interface, that we believe improve solution performance, capabilities, reliability and ease-of-use and allow us to surpass mix-and-match solutions built from competitor components.
•
Market Leadership. We believe are the only company with an integrated platform spanning endpoint ICs, reader ICs, readers and gateways, test and measurement solutions and software and cloud services.
•
Technology Leadership. Our singular RAIN focus has enabled us to regularly be first-to-market with innovative, high-performing products. Our chief executive officer is a recognized industry thought leader, a prior director of the RAIN Alliance and prior editor of the RAIN radio standard.

•
Partner Ecosystem. Our worldwide partner ecosystem, comprising hundreds of tag and reader ODMs and OEMs, distributors, SIs, VARs and software solution partners gives us market reach, penetration and scale we believe few, if any, of our competitors enjoy.
•
Trusted Brand. We believe our industry leadership, name recognition and reputation for innovative, high performing, quality products have significantly contributed to our leading market position.
•
Intellectual Property. We believe we have the leading RAIN patent portfolio. As of December 31, 2023, our portfolio included 302 issued and allowed U.S. patents, five issued international patents, 16 pending U.S. patent applications and seven pending international patent applications.

Industry Use Cases

The following use cases are representative of RAIN deployments we serve today.

Retail

Retailers, both traditional brick-and-mortar and online, apply billions of RAIN tags each year, historically to retail apparel and footwear but today, increasingly, to retail general merchandise such as home goods, health and beauty items, tires, toys, sporting goods, automotive parts, consumer electronics and other items. Retailers can obtain these benefits using our platform:

•
In-store Inventory Visibility. Our platform delivers accurate and timely data about a retailer’s product inventory, allowing retailers to reduce inventory and increase same-store sales by ensuring each store is properly stocked and allowing staff to focus on customers rather than on inventorying or finding items.
•
Omnichannel Fulfillment. The cornerstone of successful omnichannel fulfillment is inventory visibility in stores and warehouses. Our platform can deliver that visibility and thereby facilitate online sales, including online purchasing with pickup in store. It can also help retailers sell from any retail location, confidently sell to the last item and facilitate seamless returns.
•
Self-checkout and Loss Prevention. Consumer self-checkout is a clear opportunity for retailers looking to modernize their in-store experience. However, self-checkout requires effective loss prevention. Our platform can enable both – self-checkout via sales terminals that read endpoint ICs on item, and loss prevention that scans the RAIN tags for unsold items leaving the store. As our inlay partners focus on embedding RAIN tags directly into items, we focus on key innovations like our patented Protected Mode that allows a tag to require a PIN for post-point-of-sale readability, enabling loss-prevention solutions to focus on unsold items while satisfying General Data Protection Regulation, or GDPR, and similar consumer privacy requirements.

Supply Chain and Logistics

SC&L includes shipping companies, third-party logistics providers, postal organizations, captive distribution and other organizations that transport products worldwide. SC&L organizations are increasingly demanding real-time shipping data to virtualize, analyze and optimize their operations. SC&L companies can obtain these benefits using our platform:

•
Shipment Verification and Parcel Tracking. Our platform provides real-time data about items passing through dock doors to the systems that run shipping and receiving, helping SC&L companies reduce mistakes, automate processes and drive operational efficiencies.
•
Conveyor Sortation. Our platform enables high-speed, real-time, not-line-of-sight reading of packages moving along conveyors, improving sortation accuracy and reducing shipping errors.
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
•
Aviation. Luggage tags that incorporate our endpoint ICs help airlines give passengers real-time information about their checked bags as well as reduce lost bags.
•
Banking. Banks use our endpoint ICs for money bundles and to track information-technology assets.
•
Datacenters. Datacenters use our platform for asset tracking.
•
Food. Our reader ICs track syrup cartridges for replenishment in soda fountains. Our endpoint ICs track meat, fish and fresh produce for freshness as well as inventory visibility.
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
•
Linen and Uniform Tracking. Laundry providers embed washable tags into their linens and uniforms for automated sortation.
•
Sports. Marathons and other foot races track runners via our endpoint ICs in race bibs. Golf venues score participants’ shots via our endpoint ICs inside golf balls.
•
Travel. Driver licenses in some states in the United States include our endpoint ICs to speed border crossings. Fueling stations use vehicle windshield tags to enable automatic and cashless fueling.

Growth Strategies

To continue growing our business and our opportunities, we plan to focus on the following strategic areas:

•
Enterprise Solutions: We will continue developing solutions to previously unsolved enterprise business problems. As we mature those solutions, we will focus on solutions repeatability with top-tier partners.
•
RAIN silicon: We will continue investing in endpoint IC and reader IC performance, differentiated features, cost reduction and platform integration to win opportunities across markets and geographies.
•
Platform preference: We will continue investing in differentiated product capabilities, cloud services, solutions software and algorithms, and test and measurement solutions to enhance our platform’s reach and breadth and enable new use cases and recurring-revenue opportunities.

Sales and Marketing

We have a worldwide sales team with expertise in enterprise solutions, endpoint ICs, reader ICs, readers and gateways, and test and measurement solutions. We primarily sell through our global ecosystem of hundreds of partners as follows:

•
Endpoint ICs: Directly to inlay and tag OEMs.
•
Solutions: Directly to a small number of lighthouse enterprises, servicing the rest of the market with and through partners.
•
Reader ICs: Through distribution to handheld- and fixed-reader OEMs and ODMs.
•
Readers and gateways: Through distribution to solutions providers, VARs and SIs.
•
Test and measurement solutions: Directly to inlay and tag OEMs, certification bodies and enterprises.

•
Cloud services: Access-based services.

We engender preference for our platform in all our sales engagements, encouraging enterprises and partners to use our entire platform. Our business development, product marketing, technical and systems engineers actively engage those enterprises and partners to create awareness, joint solutions, joint selling and sales enablement.

Avery Dennison Corporation, or Avery Dennison, and Arizon RFID Technology (Yangzhou) Co., LTD., or Arizon, purchase our endpoint ICs for their inlay and tag products. The following table presents total revenue concentration to Avery Dennison and Arizon for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Revenue:
Avery Dennison	33%	28%	32%
Arizon	11	10	11
	44%	38%	43%

Manufacturing

We outsource most of our product manufacturing to third parties that build our products to our specifications, manufacturing only a small portion of our products, principally some of our test and measurement solutions, ourselves. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on developing new products and solutions.

Taiwan Semiconductor Manufacturing Company Limited, or TSMC, manufactures our endpoint IC wafers primarily in Taiwan and has been our supplier since 2003. We order endpoint IC wafers on a purchase-order basis and do not have a long-term supply agreement with TSMC. We test the wafers primarily in Asia. We use multiple subcontractors to post-process the wafers including Stars Microelectronics (Thailand) Public Company Limited, or Stars, Chipbond Technology Corporation, or Chipbond, and Unisem Group, or Unisem. We generally engage all our endpoint IC subcontractors on a purchase-order basis.

TSMC manufactures our reader IC wafers in Asia and has been our supplier since 2021. We order our reader IC wafers on a purchase-order basis and do not have a long-term supply agreement with TSMC. We package and test our reader ICs in Asia. We primarily engage our reader IC subcontractors on a purchase-order basis.

Plexus Corp., or Plexus, manufactures our readers and gateways in Asia and has been our supplier since 2005. We order readers and gateways pursuant to non-exclusive purchase agreements that automatically renew each year, subject to each party’s right to terminate on 180 days’ notice. We use subcontractors on a purchase-order basis to assemble and test printed circuit boards, to build our reader and gateway enclosures and to test our readers and gateways.

We manufacture our test and measurement solutions in Finland, at Voyantic Oy, which we acquired in April 2023. This acquisition added label design, manufacturing and test systems to our platform offering.

Research and Development

We built our company on a foundation of technology leadership, innovation and best-in-class products. Throughout our history we have committed, and we plan to continue committing, significant resources to technology, innovation and product and solutions development. We believe we have achieved our leading market position by continuously improving our product performance, features, quality and reliability while reducing costs, and we plan to invest to continue doing so.

In most situations, we strive to lead the market with new products and innovations, but we sometimes adopt a more deliberate approach depending on the situation. As one example, our nearest endpoint IC competitor migrated from 200mm wafers to 300mm wafers before we did. That migration caused the inlay OEMs to gradually retrofit their inlay assembly machines to handle 300mm wafers. In the meantime, we focused on an endpoint IC process-node migration, which we completed in 2020. Our first products in that process node, the Impinj M730 and M750, were not only on 300mm wafers, but had roughly twice as many ICs per wafer as that competitor and entered the market with the inlay OEMs already able to process 300mm wafers. We then introduced our newest endpoint IC products, the Impinj M830 and M850, in 2023, with approximately 25% more die per wafer than the M700 family and the inlay OEMs again able to immediately assemble the 300mm wafers.

We have a team of skilled engineers that today conduct all our research and most of our product development internally. As of December 31, 2023, we had 243 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. To date, our intellectual property portfolio includes 302 issued and allowed U.S. patents, five issued international patents, 16 pending U.S. patent applications and seven pending international patent applications. Of our 293 utility patents, 16 will expire in 2024 and of our nine design patents, six, will expire in 2024. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

Because most RAIN products are used in the United States, and because most of our partners, end users and competitors have U.S. operations, we believe U.S. patents hold the most value for our business. Consequently, we have primarily filed U.S. patent applications. Because our portfolio currently comprises mostly U.S. patents, we have limited ability to assert our IP rights outside the United States.

Although our patents and trade secrets are valuable assets, we do not view any one of them as material. Instead, we believe the totality of our patent and trade-secret portfolio creates an advantage for our business.

We have entered into licensing, broad-scope cross licensing and other agreements authorizing us to use or to operate within the scope of patents and IP owned by third parties. For example, we have licenses to third-party IP we use in our products. As another example, by participating in developing GS1 EPCglobal protocols, such as the RAIN radio protocol, we agreed to license those of our patents necessary to practice those protocols on a royalty-free basis to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those members. By participating in developing International Organization for Standardization, or ISO, standards, we agreed to grant to all users worldwide a license to those of our patents necessarily infringed by the practice of several ISO standards, including RAIN and non-RAIN, on reasonable and nondiscriminatory terms, here again subject to reciprocity.

We own several trademarks and develop names for our new products and secure trademark protection for them, including domain name registration, in relevant jurisdictions..

Alliances and Standardization

Our platform uses the RAIN technology we pioneered. We spearheaded developing the RAIN radio standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac, cofounded the RAIN Alliance. A member of our management team is currently a RAIN Alliance Director. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions, with more than 150 members as of December 31, 2023.

We, our enterprise end users, partners and competitors developed the RAIN radio protocol, whose technical name is EPC™ Radio-Frequency Identity Protocols Generation-2 UHF RFID (standardized as ISO/IEC 18000-63 and known colloquially as Gen2) in 2004, with us as editor. Our community delivered a backward-compatible update in 2013, again with us as editor. As of December 31, 2023 our community was nearing completion of yet another update, again with us as an editor. Our industry uses the RAIN radio protocol nearly exclusively.

By participating in GS1 EPCglobal, which produced Gen2, and ISO, which ratified 18000-63, as well as in other standards bodies, we agreed to license certain necessary patents as described in the section captioned “Intellectual Property.”

Government Regulations

Government regulations require us to certify our readers and gateways in jurisdictions where they operate. For example, we certify our readers and gateways to Federal Communications Commission regulations to operate in the United States and its territories. Our readers and gateways are certified for operation in more than 40 countries worldwide including the United States, Canada, Mexico, China, Japan, South Korea and all of the European Union. The effects of compliance with applicable government regulations are currently not material to our results of operations, capital expenditures or competitive position. However, compliance with changes to existing or new regulations may have material adverse effect on our future results of operations, capital expenditures and competitive position. For more information, see the section of this report captioned “Risk Factors.”

Competition

Each of our competitors competes with some, but not all, of our products. Our primary competition includes:

•
Endpoint ICs: NXP B.V., or NXP, EM Microelectronic, Kiloway, Quanray, Shanghai Fudan Microelectronics Group, Alibaba and Alien Technology Corporation, or Alien.
•
Reader ICs: Phychips Inc, Shanghai Fudan Microelectronics Group and MagicRF.
•
Readers and gateways: Zebra Technologies Corporation, or Zebra.
•
Test and measurement solutions: CISC Semiconductor GmbH, or CISC.

The market for RAIN, our platform and our products is highly competitive. New entrants can and do come into our market at any time, and we expect competition to increase as the market and end-user adoption grow. The competitive factors that impact our platform and product sales include:

•
portfolio, performance, features, lead times, quality, reliability and price;
•
development tools, support, ease of use and reference designs;
•
integration and certification with enterprise applications;
•
APIs (except in the endpoint IC market);
•
company reputation.

Although we believe we compete favorably on the above factors, our future competitiveness will depend on our ability to design, develop and deliver compelling products and enable compelling enterprise solutions.

Because our product pricing is denominated in U.S. dollars, we sometimes experience competitive pressures due to prevailing exchange rates. In addition, our competitive position depends on our ability to continue attracting and retaining talent while protecting our IP. For additional information on the risks associated with our business, see “Risk Factors.”

Employees and Culture

Principals and Culture

Our corporate culture embodies a set of principles centered around respect, collaboration, accountability, empowerment and thinking big. We believe our principles and the culture that derives from them are essential to the health and success of our business. More information on principles can be found at www.impinj.com/about-us/our-principles.

As of December 31, 2023, we had 475 employees in the Americas, Europe and Asia Pacific. Most of our employees are not represented by a labor union.

Compensation

We are committed to providing competitive compensation and benefits. In addition to salary, we offer equity awards to all eligible employees because we believe all contribute to, and should share in, our success. We also offer broad benefits packages that we believe provide the time, resources and flexibility to support the well-being of our employees and their families.

Commitment to Diversity, Equity and Inclusion (DEI)

We value our global workforce and the varied backgrounds, viewpoints and experiences they bring. By building and empowering underrepresented populations across our workforce and cultivating an environment where everyone feels a sense of belonging, our DEI efforts are key to how we win. We continue making efforts to educate ourselves, learn from others, identify issues, improve our recruiting practices, engage in respectful and constructive dialogue and advance community initiatives.

All employees complete training courses on diversity and inclusion, bias, and recognizing and preventing harassment and discrimination. We do not tolerate discrimination, harassment or impropriety of any kind. We are an equal-opportunity employer and do not discriminate based on race, religion, color, national origin, sex, gender, gender expression, sexual orientation, age, marital status, veteran status, disability status or any other classification.

Training and Development

We focus on nurturing each employee, rewarding their unique contributions and providing a runway for their career growth. We facilitate personal and professional development by offering a variety of tools and opportunities to support their growth. Offerings range from management training programs for new leaders, technical training focused on RAIN RFID and tuition reimbursement to further develop skills for current and future positions.

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

Our primary competitors are:

•
Endpoint ICs: NXP, EM Microelectronic, Kiloway, Quanray, Shanghai Fudan Microelectronics Group, Alibaba and Alien.
•
Reader ICs: Phychips Inc, Shanghai Fudan Microelectronics Group and MagicRF.

•
Readers and gateways: Zebra.
•
Test and measurement systems: CISC.

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

RAIN adoption is concentrated in key markets and the extent and pace of RAIN market adoption beyond those markets is uncertain.

Our financial performance depends on the pace of end-user RAIN adoption in key markets, such as retail apparel, our largest market, retail general merchandise and SC&L. Although RAIN has been adopted to some degree by end users in those markets, those end users as well as the markets themselves are subject to business cycles and macroeconomic trends. Continued RAIN adoption by those end users and in those markets may be at risk if and when negative business or economic conditions arise.

The RAIN opportunity is still developing. RAIN adoption, as well as adoption of our platform and products, depends on many factors, including the extent to which end users understand and embrace the benefits that RAIN offers; whether the benefits of RAIN adoption outweigh the cost and time to replace or modify end users’ existing systems and processes; and whether RAIN products and applications meet end users’ current or anticipated needs.

We have, at times, anticipated and forecasted a pace of end-user adoption that exceeded the actual pace of adoption. We expect continued difficulty forecasting the pace of adoption. As a result, we may be unable to accurately forecast our future operating results including revenue, gross margins, cash flows and profitability, any or all of which could negatively impact our financial performance.

We must regularly introduce new products and product enhancements to compete effectively.

We introduce new products and services to advance our business, satisfy increasingly demanding end-user requirements and grow RAIN market adoption. We commit significant resources developing and introducing these new products and services. We also commit significant resources improving the performance and reliability of, and reducing the costs of, our existing products and services.

Whether our new products and services will succeed is uncertain. Our success developing the technologies, processes or capabilities necessary or desired for new or enhanced products and services, or licensing or otherwise acquiring them from third parties, and our ability to introduce new products and services before our competition, depends on many factors, including:

•
our ability to identify new product capabilities or services that end users will widely adopt;
•
our timely and efficient completion of the design process;
•
our timely and efficient implementation of manufacturing, assembly and testing procedures;
•
our attainment of appropriate product or service performance levels and product certifications;
•
partnering successfully with others to deliver complementary products or services;
•
the quality, reliability and selling price of our product or service; and
•
the effectiveness of our marketing, sales and service.

When we introduce new products, our success in ramping adoption depends, in part, on us making those products easy for our partners and end users to deploy and use. For example, for our new M800-family endpoint ICs, we are currently significantly supporting our inlay partners to produce high-performing, high-quality inlays. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

Our abilities to deliver enterprise solutions at scale are nascent.

We believe we are still at a very early stage in our ability to deliver enterprise solutions. We are developing solutions for retail self-checkout and loss prevention and SC&L package routing that have been, or that we expect to be, deployed by the industry-leading enterprise end users. However, to fully capitalize on our platform's potential, we must make our current offerings repeatable across multiple enterprises as well as deliver additional solutions to enterprise needs. We must also develop relationships with top-tier solution partners to gain access to and address challenging new use cases. If we do not succeed in identifying, developing, selling and deploying enterprise solutions, particularly solutions that rely on autonomous reading, with top-tier partners and across a range of markets and end users, then our business prospects will suffer.

Delivering enterprise solutions requires a network of partner products and services that complement our own product offerings and that together address the enterprise needs. Convincing enterprises to engage us to solve their business problems – including evaluation, design, deployment, operations and services, as well as integrating RAIN data into the enterprise's information systems, requires tight coordination among our and our partners' sales, marketing, operations and engineering teams. We, or our partners, may be unable to successfully acquire customers for our enterprise solutions, or successfully address our market opportunity. Although we today have partners who can successfully introduce our platform, or aspects of it, to their customers, their knowledge of our platform and RAIN in general is still nascent. If we do not build our network of solutions, and partners to deliver those solutions, and broaden our efforts to deliver solutions that leverage our platform in large, complex enterprise opportunities, then our business prospects will suffer.

We rely on endpoint IC sales to generate most of our revenue.

We derive, and expect to continue to derive, most of our revenue from our endpoint ICs. If demand declines, or if we are unable to procure enough wafers to meet the demand we have, or if we are unable to raise prices to offset cost increases, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our endpoint ICs, derives in part from us demonstrating the benefits of using our systems. If we fail to establish those benefits then we may be unsuccessful in countering competitive endpoint IC price pressures and our business and operating results could be adversely affected.

The average selling prices of our products could fluctuate substantially.

The average selling price, or ASP, of our products has historically decreased with time or to meet end-user demands, encourage adoption, address macroeconomic conditions or respond to competitive pressure. As demand for older products declines, or as competition from competitors with lower product costs or lower profitability expectations increases, or during times of oversupply, ASPs may decline quickly.

To compete profitably we must continually improve our technology and processes and reduce unit costs in line with lower selling prices. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs, then our revenue and gross margins will suffer.

Though less common, we have also increased prices from time to time, especially during times of increasing wafer costs. For example, we raised prices in 2021, 2022 and 2023 to accommodate higher costs. We may be required to raise prices again if macroeconomic conditions, including inflation, create upward pressure on our product costs.

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

Endpoint IC sales, which constitute and likely will continue to constitute the majority of our product revenue, have, for the most part, lower gross margins than our systems product sales. Our overall product gross margins are affected by product mix, which can fluctuate based on demand and supply, competitive pressures and end-user needs and demand. A shift in sales mix away from our higher margin products to lower margin products, either within our endpoint IC product portfolio or from our systems business to our endpoint ICs, could negatively affect our gross margins.

Poor product quality could result in significant costs to us and impair our ability to sell our products.

Our products must meet increasingly demanding specifications for quality, reliability and performance. Our products are both highly technical and deployed in large, complex systems in which errors, defects or incompatibilities can be problematic for our partners and end users.

If we are unable to identify or correct errors, defects, incompatibilities or other problems in our products, we could experience:

•
loss of customer orders or customers;
•
lost or delayed market acceptance (either of our products and solutions or RAIN generally);
•
lost or delayed sales;
•
loss of market share;
•
damage to our brand and reputation;
•
impaired ability to attract new customers;
•
diversion of development resources;
•
increased service and warranty costs;
•
replacement costs;
•
legal actions by our partners or end users; and
•
increased insurance costs.

Moreover, if we encounter product quality issues, then we may be required to incur significant time and costs to diagnose, test and fix the issues. There can be no assurance that such remediation efforts would be successful. Even if successful, these efforts could further constrain our ability to supply our partners and end users with new products until we have resolved the issues.

End users and partners must design our products into their products and business processes.

Persuading end users or partners to design our products into their business processes or products requires educating them about RAIN’s and our products’ value. They may use other technologies or products and may not be receptive to introducing RAIN into their business processes or products. Even when convinced, they often undertake long pilot programs and qualifications prior to placing orders. These pilot programs and qualifications can be time consuming and expensive, and there is no assurance they will result in an order for our products. If we fail to develop new products that adequately or competitively address end users’ or our partners’ needs, then we may not receive product orders, which could adversely affect our business, prospects and operating results.

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

We have historically taken a leadership position in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. We could lose that leadership position; our influence in standards development could diminish; or we could choose not to participate in certain standards activities.

New or changed industry standards could affect us negatively. If industry standards diverge from our or the RAIN market’s needs, then our products may fail to keep pace with the market or cause end users to delay their deployments. Moreover, the adoption or expected adoption of new or changed standards could slow sales of our existing products before we can introduce new products that meet the new or changed standards. New standards or changes to existing standards could also limit our ability to implement new features in our products. The lost opportunities as well as time and expense to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not ultimately succeed in developing products that comply with the new or changed standards.

Certain organizations develop requirements for RAIN tags and test tags against those requirements. For example, the ARC Program at Auburn University develops tag performance and quality requirements for end users that engage them. Some participants in the RAIN market are ARC sponsors, but we are not among them. Some other organizations perform this function as well. ARC or a similar organization could develop specifications that some or all of our endpoint ICs fail to meet or could delay approval of tags incorporating our endpoint ICs, which could negatively impact market acceptance of our products.

Changes in government spectrum regulations or in their enforcement could adversely affect our ability to sell our products.

Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the EU.

If spectrum regulations change, or if our products are found to be noncompliant despite being certified, we could need to redesign our products, potentially resulting in significant costs, including costs associated with obsolete inventory. Regulatory changes may also cause us to forego opportunities, adversely affecting our business.

Sales of some of our products could cannibalize revenue from other products.

Some of our partners develop products that compete with our products. For example, some of our OEM partners use our reader ICs to build and sell readers and gateways that compete with our readers and gateways. Similarly, some of our partners use our readers to build and sell gateways that compete with our gateways. If we fail to manage such conflicts successfully, then our business and operating results could be negatively affected.

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
•
Supply disruptions may affect our ability to meet partner or end-user demand, whether in a cost-effective manner or at all, potentially causing those partners or end users to cancel orders, qualify alternative suppliers or purchase from our competitors. Supply disruptions can also distort demand, making it even harder to meet true demand with finished products.

If our suppliers fail to manufacture our products at reasonable prices or with satisfactory quality levels, then our ability to bring those products to market and our reputation could both suffer. If supplier capacity diminishes, whether from equipment failures, closures, bankruptcy, capacity allocation, in response to public health events (such as Covid-19), catastrophic loss of facilities or otherwise, then we could have difficulty fulfilling orders, our revenue could decline and our growth prospects could be impaired. Transitioning our product manufacturing to new providers would take many months and, in the case of ICs, could take years. Any transition would require a requalification by our customers or end users, which could also adversely affect our ability to sell our products as well as our operating results.

Shortages of silicon wafers and components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins.

The semiconductor industry has experienced many periods of capacity shortfall and experienced another in 2021 and 2022, causing tight wafer availability and higher prices. Although wafer availability improved in 2023, supply/demand imbalances can still occur. Additionally, we expect wafer capacity in the semiconductor nodes we use to be tight for the foreseeable future. We procure wafers on a purchase-order basis, so our wafer supply is not guaranteed, and we may not receive adequate supply from our foundry partners when shortages occur.

Wafer shortfalls limit sales and may cause market-share losses. They may also artificially increase bookings as customers over-order our products, and then cause sales declines as those customers consume their accumulated inventory. Additionally, if our suppliers charge us more but we are unable to raise our prices to cover those higher costs, our gross margins and other financial results could suffer.

To guard against wafer shortages, we may invest in inventory to support anticipated business growth, like we did with endpoint IC inventory in 2017, 2020 and late 2022/early 2023.

To convert the wafers we receive from our foundry partner into saleable ICs, we perform additional steps including testing, thinning, bumping and dicing. If our third-party suppliers are unable to efficiently perform these steps, or if we experience any capacity constraints with respect to these steps, then we may be unable to satisfy demand for our products, adversely affecting our financial results.

We may be unable to accurately anticipate the scope or nature of business demand, which could cause excess or obsolescent inventory. We maintain inventory to meet customer demand, but high inventory levels can increase expenses or reserves and expose us to a higher risk of product obsolescence when we introduce new products and technologies, all of which could negatively affect our business. For example, in 2022 we had strong demand for our M700 ICs, but due to limited 300mm wafer supply, we transitioned some customers back to our prior-generation 200mm Monza R6 product family. If we are unable to sell the inventory we purchased, or if we must sell it at lower prices, then our business will be negatively impacted.

We have also experienced shortages and price increases for components we use in our readers and gateways, as well as in packaging and test capacity for our reader ICs, and we may continue to experience such shortages and price increases in the future. Any such shortages or price increases will negatively impact our product availability and costs and our financial results will suffer.

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

We regularly evaluate potential strategic transactions, and we may pursue them if complementary to our business. For example, in April 2023 we completed our acquisition of Voyantic Oy, a global provider of RFID (primarily RAIN and NFC) inlay and label design, manufacturing and test systems. Strategic transactions could be material to our financial condition and operating results. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

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
•
potential liability for past or present environmental, hazardous substance or contamination concerns associated with the acquired business or its predecessors;
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

Our business has been and may continue to be adversely affected by public health outbreaks and pandemics.

Starting in 2020, Covid-19 created significant worldwide economic volatility, uncertainty and disruption, and presented our business with several risks and challenges, included:

•
uncertain product demand globally;
•
product availability delays and shortages;
•
challenges in effectively managing our inventory;
•
partner-requested preordering or rescheduling, distorting channel inventory;
•
increased operating and product costs;
•
delays in research and development, which, in turn, delayed new product introductions and product enhancements; and
•
maintaining employee engagement and productivity.

Although the Covid-19 global health emergency officially ended in 2023, experts caution that Covid-19 remains a public health risk, and other future public health outbreaks or pandemics could pose similar challenges and risks to our business. The extent to which any public health outbreak or pandemic, including Covid-19, could impact future market demand and our business results is uncertain.

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

Other causes of uncertainty include the effects of sanctions and other actions against Russia after Russia invaded Ukraine. While we do not today have business with Russian partners or end users, the effect of these sanctions on global trade and macroeconomic conditions generally—such as increasing energy costs and inflation—could nevertheless negatively affect our business.

We are subject to risks inherent in operating abroad and may not be able to successfully maintain or expand our international operations.

In 2023, we derived 72% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by growing our international operations, which presents a variety of risks, including:

•
changes, some unexpected or unanticipated, in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•
lack of established, clear or fairly implemented standards or regulations with which our products must comply;
•
greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable as well as longer payment and collection periods;
•
limited or unfavorable intellectual property protection;
•
misappropriation of our intellectual property;
•
inflation and fluctuations in foreign currency exchange and interest rates;

•
restrictions, or changes thereof, on foreign trade or investment, including currency-exchange controls, including as a result of sanctions against Russia;
•
changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by any future public health outbreaks or pandemics, including a resurgence of Covid-19;
•
political, social and economic instability abroad; wars and other armed conflicts, such as those in Ukraine and the Gaza Strip; geopolitical tensions, such as those between the United States, China and Taiwan; and terrorist attacks and security concerns in general;
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

We must export and import our products in compliance with U.S. export controls, including the Commerce Department’s Export Administration Regulations and economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls, as well as similar controls established in the countries in which we do business. For example, the U.S. Commerce Department recently strengthened rules regarding semiconductor- and supercomputer-related products and restrictions against sending certain chips and chip-related technology and software to China without an export license. The modifications included an expansion of the products and destinations that require licensing. In addition, the United States and other countries continue to expand the economic sanctions and export control restrictions imposed against Russia and Belarus and certain Russian nationals and entities after Russia invaded Ukraine. We must undertake additional diligence efforts to comply with these rules, which may be time-consuming and result in delayed or lost opportunities. We may not always be successful in obtaining necessary export or import licenses, and our failure to obtain required export or import approval for our products or limitations on our ability to export or sell our products may harm our domestic and international sales and negatively affect our revenue.

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products to existing or potential customers as well as harm our ability to compete internationally. For more information, see “Changes in global trade policies could have a material adverse effect on us.” Any changes in our product or in export or import regulations or legislation; shifts or changes in enforcement; or changes in the countries, persons or technologies targeted by these regulations could delay us introducing new products in international markets, decrease use of our products by, or decrease our ability to export or sell our products to, existing or potential customers with international operations, adversely affecting our business and results of operations.

Instability or deterioration in the political, social, business or economic conditions in key jurisdictions could harm our supply or development of products.

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events or other developments—could slow or halt product shipments or disrupt our ability to manufacture, test or post-process our products~~.~~, as well as our ability to effectively and timely execute on end user deployments. We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions including Thailand, Malaysia, Taiwan and China. Some of these jurisdictions have experienced, and may yet experience, restrictions related to Covid-19. These jurisdictions have also experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future.

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

In addition to the pandemic risk discussed earlier under “—Our business has been and may continue to be adversely affected by future public health outbreaks and pandemics, including a potential resurgence in COVID-19 cases,” other disasters, whether natural or manmade, could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. We have facilities in areas with known seismic activity, such as our headquarters in Seattle, Washington. We have facilities in areas with known flooding, such as our office in Shanghai, China. We have a wafer post-processing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses. We do not carry insurance covering potential losses caused by pandemics, earthquakes, floods or other disasters.

Risks Relating to Our Relationships with Partners and End Users

We rely on a small number of customers for a large share of our revenue.

We sell our endpoint ICs directly to inlay and tag OEMs and ODMs. We sell our reader ICs to OEMs and ODMs and our readers and gateways to solution providers, VARs and SIs, all primarily through distribution. If we fail to retain our endpoint IC, reader IC, reader or gateway partners or distributors or fail to establish relationships with new partners, then our business, financial condition or operating results could be harmed.

In 2023, sales to tag OEMs Avery Dennison and Arizon accounted for 33% and 11% of our total revenue, respectively. Sales concentration to a small number of OEMs decreases our bargaining power and increases the risk that our pricing or sales could decline based on actions taken by our competitors or our own failure to compete effectively.

Our competitors’ relationships with, or acquisitions of, these partners or distributors could interfere with our relationships with them. Any such interference could impair or delay our product sales or increase our cost of sales.

We engage directly some with end users. Their projects, often involving large purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. They also increase the volatility of our revenue and operating results. If we are unable to replace project-based revenue with new revenue streams, or if end users with large projects change or delay those projects without giving us with adequate notice, then our sales could decline from period to period and harm our stock price.

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

Occasionally we also engage directly with end-users, often at their request, to help them develop solutions for challenging use cases. Such direct engagements could cause, or could be perceived to cause, conflicts with partners that could harm our partner relationships and our business, results of operations or financial condition.

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
•
maintaining high partner and end-user satisfaction;
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

Our success depends in part upon our ability to obtain, maintain and enforce our patents, copyrights, trade secrets, trademarks and other intellectual property rights and prevent third parties from infringing, misappropriating or circumventing those rights. We have historically focused on filing U.S. patent applications, for many reasons, including the fact that a significant portion of RAIN products are used in or imported into the United States. We have only a small number of foreign patents and applications. We also only have registered trademarks and domain names in select countries where we believe filing for such protection is appropriate. By focusing our intellectual property protection on the United States and a small number of foreign countries, we have a limited ability to assert that intellectual property outside the United States, including in some significant foreign markets such as China. Moreover, the global manufacturing and distribution systems for tags or labels incorporating our endpoint IC products could complicate our efforts to enforce our U.S. patents.

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
•
any of our pending or future patent applications will issue or have the coverage we originally sought;
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

We are and may continue to be party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption or adoption of our products or platform.

We are engaged in several patent infringement lawsuits against certain affiliates of NXP Semiconductors N.V. For further information regarding this litigation, please refer to Note 12 of our consolidated financial statements included elsewhere in this report. Our litigation with NXP, including any appeals, has contributed, and may continue to contribute, to increased legal expenses, and demands on our management team’s time, and could negatively impact our relationships with partners or end users. While we have obtained favorable jury verdicts in prosecuting our patent infringement claims against NXP in California and Texas and in defending against NXP’s patent infringement claims against us in Washington and Texas, post-trial rulings have limited some of the verdicts and all such verdicts remain subject to appeal. Moreover, these verdicts provide no assurance regarding the results of our other ongoing litigation involving NXP. If we are unsuccessful in prosecuting our patent infringement claims against NXP or in defending ourselves against NXP’s counterclaims, or to the extent we cannot maintain the validity and enforceability of our patents, then we could see a material adverse effect on our business, results of operations or financial condition.

Patent litigation is complex and uncertain. We may or may not prevail in patent-related proceedings and our intellectual property could be weakened. If any pending or future proceedings result in an adverse outcome then we could be required to:

•
cease manufacturing, using or selling the infringing products, processes or technology;

•
pay substantial damages for infringement;
•
expend significant resources to develop noninfringing products, processes or technology;
•
license technology from the party claiming infringement, which license may not be available on commercially reasonable terms or at all;
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

Intellectual property disputes have adversely affected RAIN adoption in the past. As one example, in 2011, Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for RAIN-related patent infringement. Despite the subsequent availability of an industry-wide license, we believe those lawsuits adversely affected demand for our products from 2011 to 2019. The last of the licensed Round Rock patents expired in 2019. However, we, our partners, suppliers or end users could be involved in similar disputes in the future which could adversely affect our operating results and growth prospects.

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

Privacy advocates and others have raised and may continue raising concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties potentially collecting personal information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection. Any such incident could cause our or our partners’ or end users’ operations to be disrupted and subject us or them to regulatory investigations or proceedings and claims, demands or litigation; consequently, we could face potential liability and significant costs and expenses to remediate or otherwise respond to the incident. Any failure or perceived failure to comply with any privacy- or security-related laws, regulations or contractual or other obligations to which we are or may be subject may result in regulatory actions, claims or litigation; legal and other costs; substantial time and resources; and fines, penalties or other liabilities. Any actions or concerns about security and privacy may be expensive to defend, cause us to expend substantial time and resources and damage our reputation and operating results or negatively impact overall RAIN industry development, even if unfounded.

We cannot be sure that any limitation-of-liability provisions in our agreements with customers, contracts with third-party vendors and service providers or other contracts are enforceable or adequate or will protect us from any liabilities or damages against claims relating to a security breach or other privacy- or security-related issue.

Government regulations and guidelines and other standards relating to consumer privacy and cybersecurity may adversely impact adoption of our products, require us to make design changes or constrain our ability to implement new and desired product features, and actual or alleged violations of laws relating to privacy or cyber security may result in claims, proceedings and liability.

Our partners and end users are subject to laws and regulations related to collecting, storing, transmitting and using personal information and personal data, as well as to additional laws and regulations that address privacy and cybersecurity related to RFID in general. Because RAIN is a type of RFID, we believe these laws and regulations apply to RAIN.

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

More generally, the data security and privacy legislative and regulatory landscape in the United States, EU and other jurisdictions continues evolving. Aspects of key privacy laws and regulations—including the California Consumer Privacy Act of 2018, the California Privacy Rights Act, similar privacy laws enacted in other states and the EU General Data Protection Regulation—remain unclear as of the date of this report and continue evolving, potentially with far-reaching implications. Laws and regulations relating to privacy, data protection and security; related industry standards and guidelines; and continued evolution of these laws, regulations, standards, guidelines and other actual and asserted obligations, as well as their interpretation and enforcement, may require us to modify our products, practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise could cause us to incur substantial costs and expenses. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations or other actual or asserted obligations may result in claims or litigation; actions against us by governmental entities; legal and other costs; substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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

We face risks of security breaches and incidents from a variety of sources including viruses, ransomware, hacking, malicious code, supply-chain attacks as well as social engineering or other employee or contractor negligence, malfeasance or unintentional acts. Accidental or willful security breaches or incidents, or unauthorized access to our facilities or information systems, or to others used in our business, could compromise the security of those facilities or information systems and the confidentiality, integrity and availability of confidential, personal or proprietary information. These risks may be heightened in connection with geopolitical tensions and events.

The consequences of loss, unavailability, misuse, corruption or other unauthorized processing of confidential, personal or proprietary information could include, among other things, unfavorable publicity, reputational damage, difficulty marketing or selling our products, customer allegations of breach of contract, loss or theft of intellectual property, claims and litigation, governmental and regulatory investigations and other proceedings and fines, penalties and other damages and liabilities. Any of these consequences could have a material adverse effect on our business, financial condition, reputation and business relationships.

We rely on third-party services to store and process data on our behalf, and on third-party security systems in a variety of applications. Our platform operates in conjunction with, and depends on, third-party products, services and components for security. The cybersecurity threat environment continues evolving, especially with heightened activity by state-sponsored actors. If we, our platform, or any of the third parties on which we rely suffers or is believed to have suffered a security breach or incident, vulnerability, error, ransomware or malicious event, then we could face increased costs, claims, liability, reduced revenue and harm to our reputation.

We devote resources to detect and prevent security breaches and other security-related incidents. In the event of an actual or perceived security breach or incident we may need to expend significant resources to mitigate, notify third parties of, and otherwise address the breach or incident, its root cause and take steps to prevent further breaches or incidents. Our insurance may not adequately cover claims relating to an actual or perceived security breach or incident and any breach or incident may increase our insurance costs as well as reduce or eliminate the future availability of such insurance, harming our business and reputation.

Risks Relating to Our Financial Position and Capital Needs

We have a history of losses and have only achieved profitability intermittently. We cannot be certain that we will attain or sustain profitability in the future.

We have incurred losses since our inception in 2000. Whereas we were profitable between 2013 and 2015, we had a net loss of $43.4 million for the year ended December 31, 2023, and an accumulated deficit of $430.2 million as of December 31, 2023. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN industry adoption and us maintaining or growing our market share. Our costs to support operations, product development and business and personnel expansion in sales, engineering and marketing are significant and are likely to increase as we invest to grow the market and our share of it, reduce our costs and improve our operations. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our share of it fail, then we may not attain or sustain profitability.

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
•
changes in the pace or direction of major deployments, whether due to macroeconomic conditions or enterprise-specific events or circumstances, and our, or our partners', ability to win business from these deployments;
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

We may need to raise additional capital, which may not be available on favorable terms or at all.

In the future, we may need to raise additional capital, including pursuant to shelf registration statements we may file from time to time with the SEC, potentially diluting our stockholders, restricting our operations or otherwise adversely affecting our business.

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

Risks Relating to U.S. Federal Income Tax

Our ability to use net operating losses and research and development credits to offset future taxable income and income taxes may be limited.

As of December 31, 2023, we had federal U.S. net operating loss carryforwards, or NOLs, of $230.5 million and U.S. federal research and development credit carryforwards of $30.5 million, which we may use to reduce future taxable income or income taxes. We have established a valuation allowance against the carrying value of these deferred tax assets. The U.S. federal NOLs and U.S. federal research and development credit carryforwards began expiring in 2020.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change by one or more stockholders or groups of stockholders who own at least 5% of a company's stock over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes. If we undergo a future ownership change then our ability to use our NOLs and credit carryforwards could be limited by Sections 382 and 383 of the Code. Our NOLs may also be limited under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, our NOLs and/or credit carryforwards to reduce future taxable income or income taxes.

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

We are subject to tax laws, regulations and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and results of our operations. For example, in August 2022, as part of the Inflation Reduction Act of 2022, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Additionally, beginning in 2022, the Code eliminated the right to deduct research and development expenditures and instead requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. We have accounted for these changes in accordance with our understanding of the guidance available as of the date of this filing and as described in more detail in our financial statements.

The CHIPS and Science Act, enacted August 9, 2022, provides tax credits for semiconductor manufacturing activities within the United States, but because we outsource our semiconductor manufacturing we do not expect to be entitled to these tax credits.

Many countries, as well as organizations such as the Organization for Economic Cooperation and Development, have proposed changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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
•
unstable political and economic conditions, including instability resulting from wars and other armed conflicts, such as those in Ukraine and the Gaza Strip, or geopolitical tensions, such as those between the U.S., China and Taiwan;
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

Technology stocks like ours have experienced extreme price and volume fluctuations, often unrelated or disproportionate to the company’s underlying operating performance. Stock price volatility can cause stockholders to institute securities class-action litigation or stockholder derivative litigation, as occurred to us between 2018 and 2020. If any of our stockholders were to sue us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management, harm our operating results and negatively impact the trading price of our common stock.

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

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 8 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 55.7% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Provisions of our certificate of incorporation and our bylaws may delay or discourage transactions involving an actual or potential change in our control or in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions could therefore adversely affect our stock price. Among other things, our certificate of incorporation and bylaws:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing material cybersecurity risks, and have integrated these processes into our overall risk-management processes. We have also established policies and processes for managing and responding to material cybersecurity incidents.

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments when there is a material change in our business practices that we believe could affect information systems that are vulnerable to cybersecurity threats. These risk assessments include identifying reasonably foreseeable internal and external risks and the potential harm if the risks were to materialize. We conduct these risk assessments directly and also engage third parties to support these processes.

Following these risk assessments, we evaluate how to appropriately implement and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate members of our management, including our VP, IT and Facilities, or VP IT, who reports to our Chief Financial Officer, and our Senior Information Security Manager, or Senior ISM, to manage the risk assessment and mitigation process. We also engage third parties to help us design and implement our cybersecurity systems, as well as monitor and test our safeguards. As part of our overall risk management, we collaborate cross-functionally to monitor and test our safeguards and to train our employees on cybersecurity risks and safeguards. We include employees at all levels and departments, and all contractors, in our cybersecurity training programs.

We require appropriate third-party service providers to certify that they can implement and maintain appropriate security measures, consistent with all applicable laws, in connection with their work for us, and to promptly report any suspected breach of their security measures that may affect our company. We oversee and identify risks from cybersecurity threats associated with our use of service providers through an onboarding vendor risk management program, including an inherent risk assessment.

We have not, to date, experienced a cybersecurity incident which was determined to be material, although, like any technology provider, we have experienced incidents in the past. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors under the heading entitled “Risks Relating to Privacy and Cybersecurity.”

Cybersecurity Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing our strategic risk exposure, and our executive officers are responsible for day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk-oversight function as a whole, as well as through the audit committee.

Our VP IT and Senior ISM are responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cyber incidents if any occur. Our VP IT has a bachelor’s degree in management information systems and more than 25 years experience managing enterprise information-technology systems and resources. Our Senior ISM has an undergraduate degree in management information systems, an MBA and multiple professional cybersecurity certifications, has specialized in cybersecurity for more than a decade and is focused primarily on cybersecurity.

Our VP IT and Senior ISM will provide periodic briefings to the audit committee and to the board of directors about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, our policies for managing and responding to cybersecurity incidents include procedures for appropriate escalations to our Chief Compliance Officer and to our audit committee chair.

Item 2. Properties

We have several operating leases for office space, summarized as of December 31, 2023 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters	70,000	2026
Seattle, Washington	Design laboratory	29,000	2029
Shanghai, China	General office space	4,000	2025
Helsinki, Finland	Voyantic office space	7,000	2027

In addition, we lease offices in Thailand, Malaysia, Brazil and San Diego, California. For more information about our lease commitments, please refer to Note 11 to our consolidated financial statements included elsewhere in this report.

Item 3. Legal Proceedings

In the normal course of business, we may be named as a party to various legal claims, actions and complaints. We cannot predict whether any resulting liability will have a material adverse effect on our financial position, results of operations, cash flows, market position or stock price.

Patent Litigation

We are engaged in multiple patent lawsuits with subsidiaries of NXP N.V., or NXP, our primary endpoint IC competitor. On June 6, 2019, we filed a patent infringement lawsuit against an NXP subsidiary, NXP USA Inc. On October 4, 2019, NXP USA, Inc. and NXP Semiconductors Netherlands, B.V., or NXP Netherlands, filed a patent infringement lawsuit against us. On May 25, 2021 and August 11, 2023 we filed two additional lawsuits against NXP, USA Inc. and NXP Netherlands. Several of these lawsuits have gone to trial and had verdicts rendered, but pending post-trial motions and appeals make the final outcome of our patent dispute with NXP uncertain. We may still file additional lawsuits against NXP or they may file additional lawsuits against us. For further information on these lawsuits, please refer to Note 12 of our consolidated financial statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of February 2, 2024, there were 33 holders of record of our common stock. The actual number of holders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to apply our available funds and any future earnings to developing and growing our business. We therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, future debt instruments, if any, may materially restrict our ability to pay dividends on our common stock. Any future determination to pay dividends on our common stock will depend at least on our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law or by contracts and any other factors that our board of directors may consider relevant.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Impinj, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following performance graph compares the cumulative total stockholder return of our common stock versus the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

This graph assumes that the investment in our common stock and in each index was $100 on December 31, 2017, and assumes dividend reinvestment, if any. The stock price performance in the graph is not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Impinj Inc., the NASDAQ Composite Index
and the PHLX Semiconductor Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
Impinj Inc.
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Securities Authorized for Issuance Under Equity Compensation Plans

For more information on securities authorized for issuance under our equity compensation plans, see Note 9 and Note 10 of our consolidated financial statements included elsewhere in this report.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Repurchases

None.

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

Overview

We envision a world in which every item that enterprises manufacture, transport and sell, and that people own, use and recycle, is wirelessly and ubiquitously connected to the cloud. And a world in which the ownership, history and linked information for every one of those items is seamlessly available to enterprises and people. We call our expansive vision a Boundless Internet of Things, or IoT, and we are well on our way to realizing it.

Our mission is to connect every thing. We use a type of radio-frequency identification, or RFID, technology known as RAIN for the ubiquitous, wireless item-to-cloud connectivity. We sell a suite of products that we and our partner ecosystem use to connect and deliver item data to enterprises. We have enabled connectivity for more than 95 billion items to date, delivering item visibility and improving operational efficiencies for retailers, supply chain and logistics, or SC&L, providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more.

We are today focused on extending item connectivity from tens of billions to trillions of items, and delivering item data not just to enterprises but to people, so they too can derive value from their connected items. We believe the Boundless IoT we are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon RAIN radios; manufacturing, test, encoding and reading systems; and software and cloud services. Our platform comprises our products and supporting partner ecosystem. Our products include endpoint ICs that store a serialized number to wirelessly identify an item; reader ICs that our partners use in finished readers to wirelessly discover, inventory and engage endpoint ICs; manufacturing, test and encoding systems that enable partner products and facilitate enterprise deployments; finished readers and gateways for autonomous reading solutions; and software and cloud services for solutions enablement. We sell our products, either individually or as a whole platform offering, primarily with or through our partner ecosystem.

Factors Affecting Our Performance

Inventory Supply

Most of our revenue derives from endpoint ICs that our partners embed into or onto enterprise items and is therefore affected by macroeconomic trends. Further, we sell most of our products, both endpoint ICs and systems, through partners and distributors, limiting our visibility to enterprise demand. We work closely with those partners and distributors to gain as accurate a view as possible, however, correctly forecasting demand for our products and identifying market shifts in a timely manner remains a challenge. As a result, we sometimes experience inventory overages or shortages. Inventory overages can increase expenses, expose us to product obsolescence and/or increased reserves and negatively affect our business. Inventory shortages can cause long lead times, missed opportunities, market-share losses and/or damaged customer relationships, also negatively affecting our business.

In 2021 and 2022, demand for our endpoint ICs increased while worldwide wafer demand also increased, leading to wafer shortfalls for many semiconductor companies, including us. These wafer shortfalls prevented us from fully meeting customer demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors. In 2023, macroeconomic conditions led to softness in demand and inventory overages.

Product Adoption and Unit Growth Rates

Enterprises have significantly adopted RAIN in retail apparel, our largest market, and SC&L, but the rate of adoption and unit growth rates have been uneven and unpredictable. From 2010 to 2023, our overall endpoint IC sales volumes increased at a compounded annual growth rate of 26%; however. we have experienced declines in endpoint IC sales volumes during various periods.

Regardless of the uneven pace of retail, SC&L and other industry adoption and growth rates, we believe the long-term trend is continued RAIN adoption and growth and we intend to continue investing in developing new products and expanding our product offerings for the foreseeable future. However, we cannot predict whether historical annual growth rates are indicative of the pace of future growth.

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in 2021, we generated 13% of our quarterly revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. We did not have comparable project-based revenue in 2022 or 2023.

Seasonality and Pricing

We typically negotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year. In the past, this negotiation typically resulted in reduced revenue and gross margins in the first quarter compared to prior periods, which then normalized in subsequent quarters as we reduced costs and adjusted product mix by migrating those OEMs and end users to newer, lower-cost products.

Endpoint IC volumes tend to be lower in the fourth quarter than in the third quarter. System sales tend to be higher in the fourth quarter and lower in the first quarter, we believe due to the availability of residual funding for capital expenditures prior to the end of many end users’ fiscal years.

We did not see these seasonal trends in 2022 or 2023 and may not see them in 2024. Whether and when these trends will return is not clear. We do expect continued quarter-to-quarter revenue variability due to changing macroeconomic conditions.

Results of Operations

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands, except percentages)	2023	2022	2021	Change	Change
Revenue	$307,539	$257,800	$190,283	$49,739	$67,517
Gross profit	$151,982	$137,884	$98,954	$14,098	$38,930
Gross margin	49.4%	53.5%	52.0%	(4.1)%	1.5%
Loss from operations	$(43,484)	$(19,479)	$(37,249)	$(24,005)	$17,770

Year ended December 31, 2023 compared with year ended December 31, 2022

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue. The endpoint IC revenue increase was driven primarily by higher shipment volumes partially offset by lower average ASP due to mix, and the systems revenue increase was due to higher shipment volumes. Gross margin decreased due primarily to decreased product margins and, to a lesser extent, higher excess and obsolescence charges and indirect costs. The lower product margins were driven by lower endpoint IC margins due to a smaller revenue contribution from industrial and specialty endpoint ICs as well as mix within those industrial and specialty endpoint ICs. Loss from operations increased due primarily to increased operating expenses partially offset by increased gross profit. The operating expense increase was due primarily to higher research and development, general and administrative costs and amortization of intangibles as a result of us acquiring Voyantic Oy.

Year ended December 31, 2022 compared with year ended December 31, 2021

Revenue and gross profit increased, due primarily to higher endpoint IC and systems revenue. The endpoint IC revenue increase was driven primarily by higher ASP and shipment volumes. Gross margin increased, due primarily to increased product margins. The increased product margins were driven primarily by an increase in endpoint IC margins due to product mix. Loss from operations decreased, due primarily to increased gross profit offset by increased operating expenses. The operating expense increase was due primarily to higher research and development and general and administrative costs.

Revenue

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Endpoint ICs	$234,426	$191,532	$139,250	$42,894	$52,282
Systems	73,113	66,268	51,033	6,845	15,235
Total revenue	$307,539	$257,800	$190,283	$49,739	$67,517

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

Year ended December 31, 2023 compared with year ended December 31, 2022

Endpoint IC revenue increased $42.9 million, due primarily to a $68.9 million increase from higher shipment volumes offset by a $26.0 million decrease due to ASP, the latter due primarily to lower revenue contribution from industrial and specialty endpoint ICs as well mix within those industrial and specialty ICs.

Systems revenue increased $6.8 million. Test and measurement solutions and gateway revenue increased $8.1 million and $5.5 million respectively due primarily to increased shipment volume. These increases were offset by a decrease of $7.8 million in reader revenue as a result of decreased shipment volumes.

Year ended December 31, 2022 compared with year ended December 31, 2021

Endpoint IC revenue increased $52.3 million, due primarily to a $35.5 million increase from higher ASPs and a $16.8 million increase from higher shipment volumes. The ASP increase was due primarily to price increases we implemented to offset higher product costs as well as product mix, the latter from a higher contribution from industrial and specialty ICs.

Systems revenue increased $15.2 million, due primarily to increases of $7.6 million in reader IC revenue, $4.9 million in gateway revenue and $3.3 million in reader revenue offset by a decrease of $0.9 million in nonrecurring engineering, or NRE, revenue. The reader IC and gateway revenue increases were due primarily to higher shipment volumes; the reader revenue increase was due primarily to higher ASPs.

Gross Profit and Gross Margin

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands, except percentages)	2023	2022	2021	Change	Change
Cost of revenue	$155,557	$119,916	$91,329	$35,641	$28,587
Gross profit	151,982	137,884	98,954	14,098	38,930
Gross margin	49.4%	53.5%	52.0%	(4.1)%	1.5%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers, gateways and test and measurement solutions, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on the mix of endpoint IC and systems; underlying product margins driven by changes in mix, ASPs or costs; as well as from inventory excess and obsolescence charges.

Year ended December 31, 2023 compared with year ended December 31, 2022

Gross profit increased $14.1 million, due primarily to increased endpoint IC and systems revenue. Gross margin decreased, due primarily to decreased product margins and to a lesser extent higher excess and obsolescence charges and indirect costs. The decreased product margins were driven primarily by lower endpoint IC margins due to product mix and a smaller contribution from industrial and specialty endpoint ICs as well as mix within those industrial and specialty endpoint ICs. Excess and obsolescence charges had an immaterial gross margin impact for the years ended December 31, 2023 and 2022.

Year ended December 31, 2022 compared with year ended December 31, 2021

Gross profit increased $38.9 million, due primarily to increased endpoint IC and systems revenue. Gross margin increased, due primarily to increased product margins, with offsetting fluctuations from reduced sales of fully reserved inventory and higher indirect costs. The product-margin increase was due primarily to higher endpoint IC margins from a higher revenue contribution from industrial and specialty ICs. Excess and obsolescence charges had an immaterial gross margin impact for the year ended December 31, 2022, compared to a favorable gross margin impact of 1.5% due to the sale of fully reserved inventory for the year ended December 31, 2021.

Operating Expenses

Research and Development

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Research and development	$88,562	$74,106	$64,058	$14,456	$10,048

Research and development expense comprises primarily personnel expenses (salaries, benefits and other employee related costs) and stock-based compensation expense for our product-development personnel; product development costs which include external consulting and service costs, prototype materials and other new-product development costs; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs. We expect research and development expense to increase in absolute dollars in future periods as we continue to focus on new product development and introductions.

Year ended December 31, 2023 compared with year ended December 31, 2022

Research and development expense increased $14.5 million, due primarily to increases of $6.0 million in personnel expenses from higher headcount, $3.3 million in stock-based compensation expense related primarily to increased outstanding equity grants, $3.1 million in product development costs, and $2.0 million in infrastructure costs primarily from increased depreciation and software costs.

Year ended December 31, 2022 compared with year ended December 31, 2021

Research and development expense increased $10.0 million, due primarily to increases of $6.6 million in personnel expenses from higher headcount and a change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, $1.9 million in infrastructure costs primarily from increased software costs, and $0.8 million in stock-based compensation expense related primarily to increased outstanding equity grants.

Sales and Marketing

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Sales and marketing	$41,123	$37,894	$34,287	$3,229	$3,607

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Year ended December 31, 2023 compared with year ended December 31, 2022

Sales and marketing expense increased $3.2 million, due primarily to increases of $1.7 million in personnel expenses from higher headcount offset by lower commission expense, $0.8 million in stock-based compensation expense related primarily to increased outstanding equity grants, and $0.5 million in travel expenses.

Year ended December 31, 2022 compared with year ended December 31, 2021

Sales and marketing expense increased $3.6 million, due primarily to increases of $2.9 million in personnel expenses from higher headcount and the change in bonus payment structure from 100% PSUs to 50% cash and 50% PSUs, and $0.6 million in marketing and advertising expenses.

General and Administrative

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
General and administrative	$60,828	$45,465	$36,137	$15,363	$9,328

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

Year ended December 31, 2023 compared with year ended December 31, 2022

General and administrative expense increased $15.4 million, due primarily to increases of $11.0 million in professional services related primarily to non-settlement-related legal fees and transaction expenses for the Voyantic Oy acquisition, $2.5 million in personnel expenses from higher headcount, $1.1 million in stock-based compensation expense related primarily to increased outstanding equity grants, and $0.5 million in infrastructure expenses primarily related to rent and facilities.

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

Amortization of intangibles

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Amortization of intangibles	$4,953	$—	$—	$4,953	$—

The increase in amortization expense relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy, a global provider of RFID test and measurement solutions. See note 6 Goodwill and Intangible Assets, for further details.

Restructuring costs

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Restructuring costs	$—	$(102)	$1,721	$102	$(1,823)

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. We eliminated approximately seven full-time positions in our go-to-market organization, representing roughly 2% of our workforce. We incurred restructuring charges of $1.7 million for employee termination benefits and other associated legal costs for the year ended December 31, 2021. Restructuring charges were immaterial for the year ended December 31, 2022 and there were no restructuring charges for the year ended December 31, 2023. For further information on this restructuring, please refer to Note 18 to our consolidated financial statements included elsewhere in this report.

Other Income, Net

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Other income, net	$4,644	$2,517	$25	$2,127	$2,492

Other income, net, comprises primarily interest income on our short-term investments.

Year ended December 31, 2023 compared with year ended December 31, 2022

Other income, net, increased $2.1 million, due primarily to higher interest rates on our short-term investments and cash and cash equivalents.

Year ended December 31, 2022 compared with year ended December 31, 2021

Other income, net, increased $2.5 million, due primarily to higher interest rates on our short and long-term investments.

Induced Conversion Expense

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Induced conversion expense	$—	$2,232	$11,333	$(2,232)	$(9,101)

In November 2021 and June 2022, we completed a privately negotiated repurchase of $76.4 million and $9.9 million principal amounts, respectively, of the 2019 Notes, also referred to as the 2019 Notes Repurchase. We accounted for the 2019 Notes Repurchase transactions as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). We recorded $11.3 million and $2.2 million in induced conversion expense in our Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2022, respectively. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Notes. For further information, please refer to Note 8 to our consolidated financial statements included elsewhere in this report.

Interest Expense

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Interest expense	$4,848	$4,923	$2,550	$(75)	$2,373

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount.

In August 2020, the Financial Accounting Standards Board, or FASB, issued guidance on debt with conversion and other options, or ASU 2020-06. On January 1, 2021, we adopted Accounting Standard Update, or ASU, 2020-06 using the modified retrospective transition method, accounting for the 2019 Notes on a whole-instrument basis. Our consolidated financial statements for the years ended December 31, 2021, December 21, 2022, and December 31, 2023 use the new standard and we no longer record amortization of debt discount.

Year ended December 31, 2023 compared with year ended December 31, 2022

Interest expense remained comparable to the prior period.

Year ended December 31, 2022 compared with year ended December 31, 2021

Interest expense increased $2.4 million, due primarily to us issuing the $287.5 million aggregate principal amount of the 2021 Notes in November 2021, due May 15, 2027. For further information on the 2021 Notes, please refer to Note 8 to our consolidated financial statements included elsewhere in this report.

Income Tax Expense

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Income tax expense	$(322)	$184	$153	$(506)	$31

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

Year ended December 31, 2023 compared with year ended December 31, 2022

Income tax expense decreased by $0.5 million. which resulted in a benefit for the year ended December 31, 2023. This benefit was due to our estimated effective tax rate which incorporated the acquisition of Voyantic Oy. For further information on Voyantic Oy acquisition, please refer to Note 6 to our consolidated financial statements included elsewhere in this report.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation and amortization; restructuring costs; settlement and related costs; induced conversion expense; other income, net; interest expense; acquisition-related expense and related purchase accounting adjustments; and income tax benefit (expense). During the year ended December 31, 2023, we revised our definition of adjusted EBITDA to exclude acquisition related-expenses, related purchase-accounting adjustments and amortization of intangibles in connection with our Voyantic Oy acquisition. We have excluded these costs and expenses because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. This revision to our definition of adjusted EBITDA did not impact adjusted EBITDA for any previously reported periods because there were no items of a similar nature in those prior periods.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Net loss	$(43,366)	$(24,301)	$(51,260)	$(19,065)	$26,959
Adjustments:
Other income, net	(4,644)	(2,517)	(25)	(2,127)	(2,492)
Interest expense	4,848	4,923	2,550	(75)	2,373
Income tax expense	(322)	184	153	(506)	31
Depreciation and amortization	13,623	6,044	4,602	7,579	1,442
Stock-based compensation	47,986	42,443	40,498	5,543	1,945
Restructuring costs	—	(102)	1,721	102	(1,823)
Settlement and related costs	—	—	(460)	—	460
Induced conversion expense	—	2,232	11,333	(2,232)	(9,101)
Acquisition related expense	3,272	—	—	3,272	—
Purchase accounting adjustments	388	—	—	388	—
Adjusted EBITDA	$21,785	$28,906	$9,112	$(7,121)	$19,794

Non-GAAP Net Income (Loss)

We define non-GAAP net income (loss) as net income (loss) excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation and amortization; restructuring costs; settlement and related costs; induced conversion expense; acquisition-related expense and related purchase accounting adjustments; and the corresponding income tax impacts of adjustments to net income (loss).

During the year ended December 31, 2023, we revised our definition of non-GAAP net income (loss) to adjust for acquisition-related expenses, related purchase-accounting adjustments and amortization of intangibles in connection with our Voyantic Oy acquisition. The revision to our definition of non-GAAP net income did not impact non-GAAP net income for any previously reported periods because there were no items of a similar nature in those prior periods.

During the year ended December 31, 2023, we further revised our definition of non-GAAP net income (loss) to adjust for income tax effects of adjustments to net income (loss), calculated at the statutory rate for current and historical periods. We have revised the prior period amounts to conform to our current period presentation.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Year Ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	Change	Change
Net loss	$(43,366)	$(24,301)	$(51,260)	$(19,065)	$26,959
Adjustments:
Depreciation and amortization	13,623	6,044	4,602	7,579	1,442
Stock-based compensation	47,986	42,443	40,498	5,543	1,945
Restructuring costs	—	(102)	1,721	102	(1,823)
Settlement and related costs	—	—	(460)	—	460
Induced conversion expense	—	2,232	11,333	(2,232)	(9,101)
Acquisition related expense	3,272	—	—	3,272	—
Purchase accounting adjustments	388	—	—	388	—
Income tax effects of adjustments (1)	(2,100)	(2,474)	(772)	374	(1,702)
Non-GAAP net income	$19,803	$23,842	$5,662	$(4,039)	$18,180
(1) The tax effects of the adjustments are calculated using the statutory rate, taking into consideration the nature of the item and relevant taxing jurisdiction.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $113.2 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of December 31, 2023, we had working capital of $238.8 million.

Historically, we have funded our operations primarily through cash generated from operations and by issuing equity securities, convertible-debt offerings and/or borrowing under our prior senior credit facility. In 2023, our principal uses of cash were increases in our inventory balance, our acquisition of Voyantic Oy and capital expenditures.

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

The net proceeds from the 2021 Notes were approximately $278.4 million after initial debt issuance costs, fees and expenses. We used approximately $183.6 million of the net proceeds to repurchase approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the 2021 Notes offering. We used $17.6 million to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022. Please refer to the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 8 to our consolidated financial statements included elsewhere in this report. We will use the rest of the net proceeds for general corporate purposes.

For further information on the terms of this debt, please refer to Note 8 to our consolidated financial statements included elsewhere in this report.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$(49,382)	$641	$6,465
Net cash provided by (used in) investing activities	115,808	(102,799)	(18,642)
Net cash provided by (used in) financing activities	8,736	(2,148)	112,444

Operating Cash Flows

For the year ended December 31, 2023, we used $49.4 million of net cash from operating activities. This net cash usage was due primarily to $68.2 million of working capital usage due primarily to higher inventory and lower accounts payable partially offset by $18.9 million of net loss adjusted for non-cash items.

For the year ended December 31, 2022, we generated $0.6 million of net cash from operating activities. These net cash proceeds were due primarily to $27.8 million of net loss adjusted for non-cash items, partially offset by $27.2 million of working capital usage due primarily to higher inventory and accounts receivable offset by higher accounts payable.

For the year ended December 31, 2021, we generated $6.5 million of net cash from operating activities. The net cash proceeds were driven primarily by $6.2 million of net loss adjusted for non-cash items and $0.3 million of working capital contribution.

Investing Cash Flows

For the year ended December 31, 2023, we generated $115.8 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $144.4 million and sale of investments of $13.4 million, partially offset by cash paid for the Voyantic Oy acquisition of $23.4 million and property and equipment purchases of $18.6 million.

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

Financing Cash Flows

For the year ended December 31, 2023, we generated $8.7 million of net cash from financing activities. These net cash proceeds were due to $8.7 million from stock-option exercises and our employee stock purchase plan, or ESPP.

For the year ended December 31, 2022, we used $2.2 million of net cash from financing activities. This net cash usage was due primarily to $17.6 million to repurchase the remaining $9.85 million aggregate principal amount of the 2019 Notes described in the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 8 to our consolidated financial statements included elsewhere in this report. Other major factors included $15.4 million from stock options exercises and our ESPP.

For the year ended December 31, 2021, we generated $112.4 million of net cash from financing activities. The net cash proceeds were driven primarily by $278.4 million net proceeds from issuing the 2021 Notes. This amount was offset by $183.6 million for the cash repurchase of approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with the offering of the 2021 Notes described in the section “Repurchase of the Convertible Senior Notes – 2019” as described in Note 8 to our consolidated financial statements included elsewhere in this report. Other major factors included $17.6 million from stock-option exercises and our ESPP.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2023:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$298,820	$3,234	$6,469	$289,117	$—
Operating lease obligations
Operating lease obligations	14,416	4,120	8,330	1,417	549
Purchase commitments (2)	31,003	30,265	738	—	—
Total	$344,239	$37,619	$15,537	$290,534	$549

(1) The 2021 Notes include $11.3 million in interest payments.

(2) Purchase commitments comprise primarily noncancelable commitments to purchase $21.8 million of inventory as of December 31, 2023, noncancelable software license agreements with vendors and equipment purchases.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which we have prepared in accordance with GAAP. Our preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions, in accordance with GAAP, that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under other assumptions or conditions.

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

Our customer contracts with multiple performance obligations generally include a combination of hardware products, extended warranty, enhanced maintenance and support services. For these contracts, we account for individual performance obligations separately if they are distinct. We allocate the transaction price to the separate performance obligations on a relative standalone selling-price basis. In instances where the standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin. We defer amounts allocated to extended warranty and enhanced maintenance sold with our reader and gateway products and recognize them on a straight-line basis over the term of the arrangement, which is typically from one to three years. We defer amounts allocated to support services sold with our reader and gateway products and recognize them when we transfer control of the promised services to our customers.

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

Inventory

We state inventories at the lower of cost or estimated net realizable value using the average costing method, which approximates a first-in, first-out method. Inventories comprise raw materials, work-in-process and finished goods. We continuously assess our inventory value and write down its value for estimated excess and obsolete inventory. This evaluation includes an analysis of inventory on hand, current and forecasted demand, product development plans and market conditions. If future demand or market conditions are less favorable than our projections, or our product development plans change from current expectations, then a write-down of excess or obsolete inventory may be required and is reflected in cost of goods sold in the period the updated information is known.

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

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to our NOLs, in most jurisdictions our tax years remain open for examination by taxing authorities back to 2004.

Stock-Based Compensation

We have various equity award plans, or Plans for granting share-based awards to employees, consultants and non-employee directors of the Company. The Plans provide for granting several forms of stock compensation such as stock option awards, restricted stock units, or RSUs, RSUs with performance conditions, or PSUs, and RSUs with market and service conditions, or MSUs.

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

We had cash, cash equivalents and short-term investments of $113.2 million and $173.7 million as of December 31, 2023 and 2022, respectively. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We are subject to risks associated with transactions that are denominated in currencies other than our functional currency and the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our reporting process. The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net, on our consolidated statements of operations. One of our European subsidiaries utilizes Euros as their functional currency, which results in a translation adjustment that we include as a component of accumulated other comprehensive income. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow our operations, our exposure to foreign currency risk will likely become more significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter

The Company's inventory totaled $97.2 million as of December 31, 2023. As explained in Note 2 to the financial statements, the Company determines the appropriate value of all inventory in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those amounts are determined to be less than cost.

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

To test the Company's estimates for excess and obsolete inventory, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions (e.g., forecasted customer demand and sales initiatives). We assessed whether there were any potential sources of contrary information, including historical forecast accuracy, history of significant revisions to previously recorded inventory valuation adjustments, and current industry and economic trends. We also performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2020. Seattle, Washington February 12, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Impinj, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Impinj, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Impinj, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington

February 12, 2024

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$94,793	$19,597
Short-term investments	18,440	154,148
Accounts receivable, net of allowances of $827 and $755 at December 31, 2023 and 2022, respectively	54,919	49,996
Inventory	97,172	46,397
Prepaid expenses and other current assets	4,372	5,032
Total current assets	269,696	275,170
Long-term investments	—	19,200
Property and equipment, net	44,891	39,027
Intangible assets, net	13,913	—
Operating lease right-of-use assets	9,735	10,490
Other non-current assets	1,478	1,969
Goodwill	19,696	3,881
Total assets	$359,409	$349,737
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$8,661	$25,024
Accrued compensation and employee related benefits	8,519	9,048
Accrued and other current liabilities	8,614	2,925
Current portion of operating lease liabilities	3,373	3,122
Current portion of deferred revenue	1,713	2,250
Total current liabilities	30,880	42,369
Long-term debt	281,855	280,244
Operating lease liabilities, net of current portion	9,360	11,066
Deferred tax liabilities, net	2,911	118
Deferred revenue, net of current portion	272	349
Total liabilities	325,278	334,146
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 27,166 and 26,098 shares issued and outstanding at December 31, 2023 and 2022, respectively	27	26
Additional paid-in capital	463,900	403,599
Accumulated other comprehensive income (loss)	355	(1,249)
Accumulated deficit	(430,151)	(386,785)
Total stockholders' equity	34,131	15,591
Total liabilities and stockholders' equity	$359,409	$349,737

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$307,539	$257,800	$190,283
Cost of revenue	155,557	119,916	91,329
Gross profit	151,982	137,884	98,954
Operating expenses:
Research and development	88,562	74,106	64,058
Sales and marketing	41,123	37,894	34,287
General and administrative	60,828	45,465	36,137
Amortization of intangibles	4,953	—	—
Restructuring costs	—	(102)	1,721
Total operating expenses	195,466	157,363	136,203
Loss from operations	(43,484)	(19,479)	(37,249)
Other income, net	4,644	2,517	25
Induced conversion expense	—	(2,232)	(11,333)
Interest expense	(4,848)	(4,923)	(2,550)
Loss before income taxes	(43,688)	(24,117)	(51,107)
Income tax benefit (expense)	322	(184)	(153)
Net loss	$(43,366)	$(24,301)	$(51,260)

Net loss per share — basic and diluted	$(1.62)	$(0.95)	$(2.12)
Weighted-average shares outstanding — basic and diluted	26,752	25,539	24,176

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(43,366)	$(24,301)	$(51,260)
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	1,198	(1,210)	(42)
Foreign currency translation adjustment	406	—	—
Total other comprehensive income (loss)	1,604	(1,210)	(42)
Comprehensive loss	$(41,762)	$(25,511)	$(51,302)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2020	23,350	$23	$423,759	$(314,666)	$3	$109,119
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(32,743)	3,442	—	(29,301)
Issuance of common stock	1,387	2	17,646	—	—	17,648
Stock-based compensation	—	—	40,498	—	—	40,498
Induced conversion on 2019 Notes (Note 8)	—	—	(97,738)	—	—	(97,738)
Net loss	—	—	—	(51,260)	—	(51,260)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	1,361	1	15,415	—	—	15,416
Stock-based compensation	—	—	42,443	—	—	42,443
Induced conversion on 2019 Notes (Note 8)	—	—	(5,681)	—	—	(5,681)
Net loss	—	—	—	(24,301)	—	(24,301)
Other comprehensive loss	—	—	—	—	(1,210)	(1,210)
Balance at December 31, 2022	26,098	$26	$403,599	$(386,785)	$(1,249)	$15,591
Issuance of common stock	1,041	1	8,736	—	—	8,737
Stock-based compensation	—	—	47,986	—	—	47,986
Net loss	—	—	—	(43,366)	—	(43,366)
Equity issuance for Voyantic acquisition (Note 6)	27	—	3,579	—	—	3,579
Other comprehensive loss	—	—	—	—	1,604	1,604
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(43,366)	$(24,301)	$(51,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,623	6,044	4,602
Stock-based compensation	47,986	42,443	40,498
Accretion of discount or amortization of premium on investments	(1,637)	(233)	896
Amortization of debt issuance costs	1,611	1,601	568
Loss on fixed asset disposal	—	57	—
Induced conversion expense related to convertible notes	—	2,232	11,333
Settlement and related costs	—	—	(460)
Deferred tax expense	(931)	—	—
Revaluation of acquisition-related contingent consideration liability	1,570	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(3,713)	(14,547)	(10,446)
Inventory	(49,577)	(24,439)	14,371
Prepaid expenses and other assets	1,625	852	(770)
Accounts payable	(12,303)	7,371	2,340
Accrued compensation and employee related benefits	(1,119)	2,683	836
Accrued and other liabilities	(591)	(215)	987
Operating lease right-of-use assets	2,607	3,414	2,792
Operating lease liabilities	(3,308)	(4,126)	(3,528)
Deferred revenue	(1,859)	1,805	(6,294)
Net cash provided by (used in) operating activities	(49,382)	641	6,465
Investing activities:
Purchases of investments	—	(205,749)	(84,412)
Proceeds from sales of investments	13,372	—	—
Proceeds from maturities of investments	144,401	114,750	82,000
Proceeds from sale of property and equipment	234	279	—
Purchases of intangible assets	(250)	—	—
Purchases of property and equipment	(18,592)	(12,079)	(16,230)
Business acquisitions, net of cash acquired	(23,357)	—	—
Net cash provided by (used in) investing activities	115,808	(102,799)	(18,642)
Financing activities:
Principal payments on finance lease obligations	—	—	(2)
Proceeds from exercise of stock options and employee stock purchase plan	8,736	15,416	17,648
Proceeds from issuance of 2021 Notes, net of issuance costs	—	—	278,422
Payment of 2019 Notes	—	(17,564)	(183,624)
Net cash provided by (used in) financing activities	8,736	(2,148)	112,444
Effect of exchange rate changes on cash and cash equivalents	34	—	—
Net increase (decrease) in cash and cash equivalents	75,196	(104,306)	100,267
Cash and cash equivalents
Beginning of period	19,597	123,903	23,636
End of period	$94,793	$19,597	$123,903

Supplemental disclosure of cashflow information:
Cash paid for interest	3,234	3,420	1,559
Purchases of property and equipment not yet paid	1,417	6,245	417
Operating lease liabilities arising from obtaining ROU assets	979	—	—
Lease liabilities arising from remeasurement of ROU assets	159	—	—
26,396 shares of common stock issued for Voyantic Oy acquisition	3,579	—	—
Acquisition-related contingent consideration liability	6,172	—	—
Disposal of fully depreciated property and equipment	3,855	199	4,467

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. The Impinj platform wirelessly connects items and delivers data about the connected items to business and consumer applications. Impinj generates revenue from enterprise solutions that use our platform's constituent elements — endpoint ICs, reader ICs, readers, gateways, and test and measurement solutions — as well as from development, service and license agreements.

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

All numbers in the consolidated financial statements are rounded to the nearest thousand, except for per share data, and numbers in the notes to the consolidated financial statements are rounded to the nearest million.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements, as well as the reported revenue and expenses during the periods presented. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, sales incentives, the fair value of asset acquired, liabilities assumed, contingent consideration in business combinations, inventory excess and obsolescence, income taxes and fair value of stock awards. To the extent there are material differences between our estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

	Year Ended December 31,
	2023	2022	2021
Revenue:
Avery Dennison	33%	28%	32%
Arizon	11	10	11
	44%	38%	43%

	As of December 31,
	2023	2022
Accounts Receivable:
Avery Dennison	39%	24%
Arizon	11	13
	50%	37%

Concentration of Supplier Risk

We outsource the manufacturing and production of our hardware products to a small number of suppliers. We believe other suppliers could provide similar products on comparable terms if needed. However, a supplier change could delay manufacturing and cause a sales loss, which would adversely affect our operating results.

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value with changes in interest rates. Our cash equivalents are solely investments with an original or remaining maturity of three months or less at the date of purchase. We regularly maintain cash amounts exceeding federally insured limits at financial institutions.

Investments

Our investments comprise fixed income securities, including U.S. government securities, corporate notes and bonds, commercial paper and asset-backed securities. The contractual maturities of some of our available-for-sale, or AFS, debt securities exceed a year and are classified as long-term investments on our balance sheet. We carry AFS debt securities at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). Our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in fair value of an investment below the cost basis is determined to be other-than-temporary. Factors we consider in determining whether a loss is temporary include the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, our intent to sell the security and whether or not we will be required to sell the security prior to the expected recovery of the investment's amortized cost basis. No such impairment changes were recorded during the years ended December 31, 2023, 2022 and 2021. See Note 3 tables for the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of December 31, 2023 and 2022.

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
•
Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which are internally developed, and considers risk premiums that a market participant would require.

We do not have any financial assets or liabilities in Level 3 as of December 31, 2022 or at December 31, 2023, except for the liability for the earnout consideration related to the Voyantic Oy acquisition. We have classified this liability as such because we determined the fair value using significant unobservable inputs. See Note 3: Fair Value Measurements and Note 6: Goodwill and Intangible Assets.

We applied the following methods and assumptions in estimating our fair value measurements:

Cash Equivalents — Cash equivalents comprise highly liquid investments, including money market funds with original maturities of less than three months at the acquisition date. We record the fair value measurement of these assets based on quoted market prices in active markets.

Investments — Our investments comprise fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, treasury bills and asset-backed securities. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

Long-term Debt —See Note 8 for the carrying amount and estimated fair value of the Notes.

Accounts Receivable and Allowances

Accounts receivable comprises amounts billed and currently due from customers, net of allowances for doubtful accounts, sales returns and price exceptions.

The allowance for doubtful accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate of the allowance for doubtful accounts through bad debt expense and write off the receivable and corresponding allowance when accounts are ultimately determined to be uncollectible. We include bad debt expense in general and administrative expenses. For the periods presented in this report, bad debt expense and the allowance for doubtful accounts were not material.

We derive most of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, ODMs, solution providers, and distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of December 31, 2023 or 2022.

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

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return	Balance at End of Year
Allowance for sales returns and price exceptions:
During year ended December 31, 2023	$605	$2,912	$(2,840)	$677
During year ended December 31, 2022	947	1,899	(2,241)	605
During year ended December 31, 2021	406	2,780	(2,239)	947

Inventory

We state inventories at the lower of cost or estimated net realizable value using the average costing method, which approximates a first-in, first-out method. Inventories comprise raw materials, work-in-process and finished goods. We continuously assess our inventory value and write down its value for estimated excess and obsolete inventory. This evaluation includes an analysis of inventory on hand, current and forecasted demand, product development plans and market conditions. If future demand or market conditions are less favorable than our projections, or our product development plans change from current expectations, then a write-down of excess or obsolete inventory may be required and is reflected in cost of goods sold in the period the updated information is known.

Excess and obsolescence charges had an immaterial impact on our 2023 and 2022 gross margin. Sales of fully reserved inventory had a favorable net impact of 1.5% on our 2021 gross margin. The 2021 favorable net impact was primarily from sales of fully reserved inventory, primarily endpoint ICs and readers included in the excess and obsolescence charge recorded in 2020. Because of industry-wide wafer shortages and reader supply constraints in 2021 and 2020, we sold a significant portion of the reserved endpoint ICs and gateways in the year ended December 31, 2021.

Property and Equipment

We record property and equipment at cost and depreciate it using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Category	Useful Life
Machinery and equipment	1 to 10 years
Computer equipment and software	3 to 5 years
Furniture and fixtures	3 to 7 years
Equipment acquired under finance leases	3 to 7 years
Leasehold improvements	Shorter of remaining lease term or expected useful life

We charge maintenance and repair costs to expense when incurred. We capitalize major improvements, which extend the useful life of the related asset. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Other Assets

Other assets comprise primarily capitalized implementation costs from cloud computing arrangements and security deposits. We capitalize eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement. Cloud computing arrangement costs, included in prepaid expenses and other current assets, were $0.4 million and $0.4 million, and other non-current assets were $1.4 million and $1.8 million, as of December 31, 2023 and 2022, respectively. Amortization expense associated with the cloud computing arrangements was $0.5 million for 2023, $0.4 million for 2022, and $0.2 million for 2021. We present cash flows related to capitalized implementation costs in cash flows used in operating activities.

Business combinations and intangible assets including goodwill

We account for business combinations using the acquisition method which involves allocating the purchase price paid to assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the fair value of purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill. While we use our best estimates and assumptions to accurately estimate the fair value of assets acquired, liabilities assumed and the contingent consideration liability, our estimates are inherently uncertain. These estimates include, but are not limited to, estimates of future revenue, revenue growth rates, discount rates, underlying product or technology life cycles and expenses necessary to support the acquired technology, and estimated sales cycle for customer relationships. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

We review assumptions related to the fair value of the contingent consideration each reporting period until the contingency is satisfied. We recognize the change in fair value of the contingent consideration liability in “General and administrative” expense on the consolidated statements of operations for the period in which the fair value changes.

We assess the impairment of goodwill on an annual basis, during the fourth quarter, or otherwise when events or changes in circumstances indicate that goodwill may be impaired.

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis.

We expense acquisition-related costs, including advisory, legal, accounting, valuation and other similar costs in the periods in which the costs are incurred.

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

Our customer contracts with multiple performance obligations generally include a combination of hardware products, extended warranty, enhanced maintenance and support services. For these contracts, we account for individual performance obligations separately if they are distinct. We allocate the transaction price to the separate performance obligations on a relative standalone selling-price basis. In instances where the standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin. We defer amounts allocated to extended warranty and enhanced maintenance sold with our reader and gateway products and recognize them on a straight-line basis over the term of the arrangement, which is typically from one to three years. We defer amounts allocated to support services sold with our reader and gateway products and recognize them when we transfer control of the promised services to our customers.

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

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. We record a liability for the estimated cost of these warranties based on historical claims, product failure rates and other factors when we recognize the related revenue. We review these estimates periodically and adjust our warranty reserves when actual experience differs from historical estimates or when other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2023, 2022 and 2021 were not material.

Leases

We determine, at inception, whether an arrangement is or contains a lease. Right-of-use, or ROU, assets represent our right to use an identified asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities at commencement date based on the present value of future lease payments over the lease term. We use an incremental borrowing rate in determining the present value of future lease payments because our operating leases do not provide an implicit rate. Our incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease. We recognize lease expense for lease payments on a straight-line basis over the lease term. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. We expense variable lease costs on the consolidated statements of operations as incurred. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.

We have various noncancellable operating lease agreements for office, warehouse and research and development space in the U.S., China, Thailand, Brazil, Malaysia and Finland, with expiration dates from 2024 to 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that we factor into the classification and measurement of the lease when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component. We consider variable CAM expenses for real estate leases as non-lease components.

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

Foreign Currency

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiary into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for this subsidiary are translated using rates that approximate those in effect during the period. We recognize gains and losses from these translations as a component of accumulated other comprehensive income (loss) in stockholders' equity. Our subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and non-monetary assets and liabilities at historical rates. We have included the gains or losses from foreign currency remeasurement in earnings.

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

Stock-Based Compensation

We have various equity award plans, or Plans for granting share-based awards to employees, consultants and non-employee Company directors. The Plans provide for granting several available forms of stock compensation such as stock option awards, restricted stock units, or RSUs, RSUs with performance conditions, or PSUs, and RSUs with market and service conditions, or MSUs and an employee stock purchase plan, or ESPP.

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

Upon us adopting Accounting Standard Update, or ASU, 2020-06 using the modified retrospective transition method on January 1, 2021, we applied the “if-converted” method for calculating any potential dilutive effect of the conversion of the 2019 and 2021 Notes on diluted net loss per share for the years ended December 31, 2023 and 2022. For more information about the 2019 and 2021 Notes, please refer to Note 8 to our consolidated financial statements.

Recently Adopted Accounting Standards

In August 2020, the Financial Statement Accounting Board, or FASB, issued guidance on debt with conversion and other options, or ASU 2020-06. This guidance eliminated the beneficial and cash-conversion accounting models for convertible instruments and amends the derivative scope exception for contracts in an entity’s own equity. Additionally, this guidance requires the application of the “if-converted” method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method and accounted for our 2019 Notes on a whole-instrument basis. We recorded a $29.3 million increase to long-term debt, a $32.7 million decrease to additional paid-in capital and a $3.4 million decrease to accumulated deficit on January 1, 2021. Interest expense decreased for the year ended December 31, 2021 compared with the years ended December 31, 2020 and December 31, 2019, respectively, as we no longer separate an equity component of the 2019 Notes and incur amortization of debt discount. We had no changes to net deferred tax liabilities, due to the decrease in deferred tax liability being offset by a corresponding increase in valuation allowance upon adoption.

We present our consolidated financial statements as of and for the year ended December 31, 2021, under ASU 2020-06. We have not adjusted the comparative prior reporting periods and continue to report them in accordance with our historical accounting policy.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB released ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. We are currently evaluating any impact of this standard on our financial statement disclosures.

In December 2023, the FASB released ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the financial statements. The standard is effective for fiscal years beginning after December 31, 2024. We are currently evaluating any impact of this standard on our financial statement disclosures.

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$78,661	$—	$—	$78,661	$14,620	$—	$—	$14,620
Total cash equivalents	78,661	—	—	78,661	14,620	—	—	14,620
Short-term investments:
U.S. government agency securities	—	11,893	—	11,893	—	78,621	—	78,621
Corporate notes and bonds	—	—	—	—	—	26,953	—	26,953
Commercial paper	—	—	—	—	—	24,073	—	24,073
Treasury bill	—	—	—	—	—	11,359	—	11,359
Yankee bonds	—	1,951	—	1,951	—	1,939	—	1,939
Agency bonds	—	2,994	—	2,994	—	2,882	—	2,882
Asset-backed securities	—	1,602	—	1,602	—	8,321	—	8,321
Total short-term investments	—	18,440	—	18,440	—	154,148	—	154,148
Long-term investments:
U.S. government agency securities	—	—	—	—	—	13,462	—	13,462
Yankee bonds	—	—	—	—	—	1,869	—	1,869
Agency bonds	—	—	—	—	—	2,983	—	2,983
Asset-backed securities	—	—	—	—	—	886	—	886
Total long-term investments	—	—	—	—	—	19,200	—	19,200
Total	$78,661	$18,440	$—	$97,101	$14,620	$173,348	$—	$187,968

Acquisition related contingent consideration liability	—	—	6,180	6,180	—	—	—	—
Total liabilities at fair value	$—	$—	$6,180	$6,180	$—	$—	$—	$—

The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value as of December 31, 2023:

Year Ended December 31,
2023
Balance as of January 1	$—
Addition of contingent consideration liability due to acquisition	4,602
Change in fair value of contingent consideration liability due to remeasurement	1,578
Balance as of December 31	$6,180

We recorded the contingent consideration related to the Voyantic Oy acquisition at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and gross margins. A decrease in estimated revenues and gross margins or an increase in the discount rate would decrease the fair value of the contingent consideration liability. The estimated revenues and gross margins are not interrelated inputs. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations is management's responsibility with the assistance of a third-party valuation specialist. During the year ended December 31, 2023, we remeasured the fair value of the contingent consideration liability based on updated inputs related to actual performance results and recorded an additional expense of $1.6 million in general and administrative expense on the consolidated statement of operations. As of December 31, 2023, the contingent consideration liability of $6.2 million is included in "Accrued expenses and other current liabilities" on the consolidated balance sheet.

We did not have any Level 3 assets nor did we measure any liabilities at fair value as of December 31, 2022.

We expect short-term investments to mature within 1 year of the reporting date. We expect long-term investments to mature between 1 and 2 years from the reporting date. See Note 8 for the carrying amount and estimated fair value of our convertible senior notes due 2027.

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	December 31, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$78,661	$—	$—	$78,661
U.S. government agency securities	11,932	—	(39)	11,893
Corporate notes and bonds	—	—	—	—
Yankee bonds	1,956	—	(5)	1,951
Commercial paper	—	—	—	—
Treasury bill	—	—	—	—
Agency bond	2,998	—	(4)	2,994
Asset-backed securities	1,604	—	(2)	1,602
Total	$97,151	$—	$(50)	$97,101

	December 31, 2022
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$14,620	$—	$—	$14,620
U.S. government agency securities	93,065	—	(982)	92,083
Corporate notes and bonds	27,133	6	(186)	26,953
Yankee bonds	3,815	—	(7)	3,808
Commercial paper	24,073	—	—	24,073
Treasury bill	11,361	2	(4)	11,359
Agency bond	5,863	4	(2)	5,865
Asset-backed securities	9,287	2	(82)	9,207
Total	$189,217	$14	$(1,263)	$187,968

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $10.2 million and unrealized losses of $0.02 million as of December 31, 2023. Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $125.6 million and unrealized losses of $1.2 million as of December 31, 2022. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $8.2 million and unrealized losses of $0.03 million as of December 31, 2023. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $13.9 million and unrealized losses of $0.1 million as of December 31, 2022.

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

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$21,773	$14,678
Work-in-process	42,217	14,525
Finished goods	33,182	17,194
Total inventory	$97,172	$46,397

Note 5. Property and Equipment

The following table presents property and equipment details as of the dates presented (in thousands):

	December 31, 2023	December 31, 2022
Machinery and equipment	$57,511	$48,420
Computer equipment and software	3,012	3,308
Furniture and fixtures	1,333	1,303
Equipment acquired under finance leases	1,728	2,895
Leasehold improvements	12,966	10,684
Total property and equipment, gross	76,550	66,610
Less: Accumulated depreciation	(31,659)	(27,583)
Total property and equipment, net	$44,891	$39,027

Depreciation expense, which includes amortization of finance lease assets, was $8.7 million, $6.0 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. We did not acquire any property and equipment under finance leases for the years ended December 31, 2023 or 2022.

Note 6. Goodwill and Intangible Assets

On April 3, 2023, we acquired all of the outstanding equity of Voyantic Oy for an aggregate purchase price of $32.7 million. Our acquisition of Voyantic Oy adds label design, manufacturing and testing to our systems offerings, to advance the quality, reliability and readability of partner inlays. The consideration comprised (i) $3.6 million in shares of our common stock valued using the market price on the date of the acquisition, (ii) $4.6 million in deferred payments contingent upon revenue and gross margin performance over a one-year period from the acquisition date, and (iii) the remainder in cash paid at closing.

We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. We recorded the excess of the purchase price over the assets acquired and liabilities assumed as goodwill. The fair value of net assets acquired, goodwill, intangible assets and deferred tax liability were $2.4 million, $15.6 million $18.4 million and $3.7 million, respectively. The goodwill amount represents synergies we expect to realize from the business combination and assembled workforce. We allocated the goodwill to our one reporting unit and reportable segment. The acquired goodwill and intangible assets were not deductible for tax purposes.

The transaction-related costs for the acquisition were $1.7 million for the year ended December 31, 2023. In addition we revalued the contingent consideration subsequent to the acquisition date and recorded an additional $1.6 million. See Note 3. Fair Value Measures for additional information on the contingent consideration.

Transaction expenses and contingent consideration expense are included in general and administrative expense in the consolidated statements of operations.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

The following table presents goodwill as of December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$3,881	$3,881
Additions from acquisition	15,590	—
Foreign currency translation adjustment	225	—
Total	$19,696	$3,881

As of December 31, 2023, intangible assets comprised of the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	$773	$(773)	$—
Customer Relationships	1	3,698	(2,773)	925
Developed Technology	7.25	13,024	(1,348)	11,676
Patent	3	250	(38)	212
Tradename	8	1,214	(114)	1,100
Total definite-lived intangible assets (1)		18,959	(5,046)	13,913
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted-average life of our intangible assets is approximately six years. Amortization expense of intangible assets was $5.0 million for the year ended December 31, 2023.

We did not have an intangible asset balance for the year ending December 31, 2022.

As of December 31, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2024	2,956
2025	2,032
2026	1,993
2027	1,948
2028	1,948
Thereafter	3,036
Total	$13,913

Note 7. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents U.S. and foreign components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(40,349)	$(24,508)	$(51,488)
Foreign	(3,339)	391	381
Loss before income taxes	$(43,688)	$(24,117)	$(51,107)

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(163)	(68)	(8)
Foreign	(446)	(110)	(137)
	(609)	(178)	(145)
Deferred:
U.S. - Federal	(53)	5	(7)
U.S. - State	—	(11)	(1)
Foreign	984	—	—
	931	(6)	(8)
Total income tax expense	$322	$(184)	$(153)

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2023 because we intend to permanently reinvest the earnings outside the United States. We expect the amount of the unrecognized deferred tax liability, if incurred, to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2023	2022	2021
U.S. Statutory Rate	21.0%	21.0%	21.0%
Change in valuation allowance	(42.0)	(54.7)	(33.3)
State taxes (net of federal benefit)	0.1	0.4	0.2
Federal research and development credit	18.6	16.5	8.5
Stock-based compensation	10.4	16.1	10.2
Inducement premium	—	5.0	(4.7)
Unrecognized tax benefits	(4.7)	(4.1)	(2.1)
Other, net	(2.8)	(1.0)	(0.1)
Effective income tax rate	0.7%	(0.8%)	(0.3%)

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

	December 31, 2023	December 31, 2022
Net operating loss carryforwards	$49,228	$53,157
Credit carryforwards	22,971	16,868
Capitalized research and development	32,988	17,072
Operating lease liabilities	2,569	3,011
Allowances	1,624	1,398
Deferred revenue	48	74
Stock-based compensation	6,351	6,041
Disallowed interest expense	—	676
Inventory cost capitalization	1,433	791
Deferred tax assets	117,211	99,088
Less: Valuation allowance	(114,040)	(95,710)
Net deferred tax assets	3,171	3,378
Deferred tax liability:
Goodwill	(823)	(796)
Depreciation and amortization	(3,326)	(475)
Operating lease ROU assets	(1,933)	(2,226)
Deferred tax liabilities	(6,082)	(3,497)
Net deferred tax liability	$(2,911)	$(119)

Realizing deferred tax assets depends on us generating future taxable income, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022 because, based on the weight of available evidence, it is more likely than not we will be unable to realize the deferred tax assets.

We acquired Voyantic Oy, a Finnish company on April 3, 2023. As a result of the transaction, we recorded a $3.7 million deferred tax liability associated with intangibles, with an offset to goodwill.

We have accumulated federal tax losses of approximately $230.5 million and $249.3 million, respectively, as of December 31, 2023 and 2022, which are available to reduce future taxable income. The Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $141.9 million with an indefinite life as of December 31, 2023. We have accumulated state tax losses of approximately $21.3 million and $21.7 million as of December 31, 2023 and 2022, respectively. We also have net research and development credit carryforwards of $30.5 million and $22.3 million as of December 31, 2023 and 2022, respectively, which are available to reduce future tax liabilities.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in the years beginning on or after Jan. 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $32.9 million as of December 31, 2023.

The pre-2018 federal and state tax losses and federal research and development credit carryforwards began expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. We have completed a formal IRC Section 382 study through December 31, 2023 and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may affect the limitation in future years.

We are currently not under audit in any tax jurisdiction. Tax years from 2004 through 2023 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. We establish the reserves when we believe that our tax-return positions might be challenged by taxing authorities, despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$5,606	$4,609	$3,519
Gross increase to tax positions in current periods	2,034	997	1,090
Balance at end of period	$7,640	$5,606	$4,609

As of December 31, 2023, we recorded a total amount of unrecognized tax benefit of $7.6 million as a reduction to the deferred tax asset. If recognized, this tax benefit would have no impact to our effective tax rate because we have a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. We record accrued interest and penalties related to unrecognized tax benefits as income tax expense and their value is zero.

Note 8. Long-term debt

In December 2019, we issued $86.3 million aggregate principal amount of the 2019 Notes and in November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027, referred to as the 2021 Notes (collectively, the Notes). The 2019 Notes were repurchased in 2021 and 2022. See further information on the 2019 Note Repurchase under "Repurchase of the Convertible Senior Notes - 2019" section below.

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	December 31, 2023			December 31, 2022
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,500	(5,645)	281,855	287,500	(7,256)	280,244

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions) (1)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

The 2021 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures (the Indentures). The total net proceeds from the 2021 Notes, after deducting initial debt issuance costs, fees and expenses, was $278.4 million. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of the 2019 Notes through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.9 million aggregate principal amount of the 2019 Notes in June 2022. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

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

None of the circumstances described in the above paragraphs were met during fiscal year 2023.

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

Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022			Year Ended December 31, 2021
	2021 Notes	2019 Notes	2021 Notes	Total	2019 Notes	2021 Notes	Total
Amortization of debt issuance costs	1,612	19	1,583	1,602	329	239	568
Cash interest expense	3,236	87	3,234	3,321	1,488	494	1,982
Total interest expense	$4,848	$106	$4,817	$4,923	$1,817	$733	$2,550

Accrued interest related to the 2021 Notes as of December 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

Our estimated fair value of the 2021 Notes was $314.0 million and $347.4 million as of December 31, 2023 and 2022, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

Capped Calls

In connection with the issuance of the 2019 Notes, we entered into privately negotiated capped-call transactions with certain financial counterparties. The capped call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion or settlement of the 2019 Notes, or to offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2019 Notes, as the case may be, with the reduction or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the capped-call transactions, then our stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case, to the extent then-market price per share of our common stock exceeds the cap price. The capped call remains outstanding even though we have repurchased the 2019 Notes, to reduce the potential dilution of the 2021 Notes. The initial cap price of the capped call transactions is $54.20 per share, subject to certain adjustments under the terms of the capped call transactions. The capped call transactions expire over 40 consecutive scheduled trading days ending on

December 11, 2026. The capped call transactions meet the criteria for classification in equity, are not accounted for as derivatives and are not remeasured each reporting period.

Repurchase of the Convertible Senior Notes – 2019

In November 2021 and June 2022, we completed a privately negotiated induced conversion of $76.4 million and $9.9 million principal amount, respectively of the 2019 Notes. We accounted for the 2019 Notes Repurchase transactions as induced conversions in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). In connection with the induced conversions, we paid approximately $183.6 million in cash in November 2021 and $17.6 million in cash in June 2022, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $11.3 million in November 2021 and $2.2 million in June 2022 in induced conversion expense which is included in the Consolidated Statements of Operations. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2019 Notes. We accounted for the remaining cash consideration under the original terms of the 2019 Notes under the general conversion accounting guidance, where the difference between the carrying amount of the 2019 Notes retired, including unamortized debt issuance costs of $1.8 million in November 2021 and $0.2 million in June 2022, and the cash consideration paid, was recorded in additional paid-in capital.

Note 9. Stockholders’ Equity

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law and by our certificate of incorporation. We had no preferred stock issued and outstanding as of December 31, 2023 or 2022.

Common Stock

As of December 31, 2023, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

Note 10. Stock-Based Awards

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$1,869	$1,522	$1,869
Research and development expense	21,307	17,961	17,170
Sales and marketing expense	10,240	9,447	9,496
General and administrative expense	14,570	13,513	11,963
Total stock-based compensation expense	$47,986	$42,443	$40,498

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

All options granted under the 2010 Plan and the 2016 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. We generally grant stock options with exercise prices that equal the fair value of the common stock on the date of grant. As allowed under the 2016 Plan, there are a few exceptions to this vesting schedule, which permit vesting at different rates or based on achieving performance targets. We use newly issued shares to satisfy option exercises. As of December 31, 2023, we had approximately 2.8 million shares of common stock available for future grants.

Stock Options

We did not issue stock options in fiscal year 2023 or fiscal year 2022. The following table summarizes option award activity for the year ended December 31, 2023 (in thousands, except per share data and years):

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2022	1,712	$25.09	5.92	$143,996
Granted	—	—
Exercised	(243)	22.72
Forfeited or expired	(3)	27.72
Outstanding at December 31, 2023	1,466	25.48	4.97	94,650
Vested and exercisable at December 31, 2023	1,408	$25.35	4.91	$91,089

We estimate the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	N/A	N/A	0.8% - 1.2%
Expected dividends yield	N/A	N/A	None
Expected volatility	N/A	N/A	71.2% - 72.4%
Weighted-average expected term	N/A	N/A	6.08
Weighted-average fair value of options granted	N/A	N/A	$36.94

In 2021, we determined that it was not practicable to calculate the volatility of our share price because we do not have an extensive public trading history for shares of our common stock. Therefore, we estimated our volatility based on a combination of our historical volatility since becoming a publicly traded company and reported market value data for a group of publicly traded entities that we believe are relatively comparable after considering their size, stage of lifecycle, profitability, growth, risk and return on investment.

In 2021, to determine the expected term, we applied the simplified approach in which the expected term of an award is presumed to be the midpoint between the vesting date and the expiration date of the options as we did not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

The total intrinsic value of options exercised during 2023, 2022 and 2021 was $19.1 million, $31.9 million and $33.7 million, respectively. The total grant date fair value of options vested was $3.3 million, $7.0 million and $12.8 million during 2023, 2022 and 2021, respectively.

As of December 31, 2023, our total unrecognized stock-based compensation cost related to unvested stock options was $0.9 million, which we will recognize over the weighted-average remaining requisite service period of 0.5 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs, PSUs, and MSUs for the year ended December 31, 2023 (in thousands, except per share data):

	Number of Underlying Shares			Weighted-Average Grant Date Fair Value
	RSUs	MSUs	PSUs	RSUs	MSUs	PSUs
Outstanding at December 31, 2022	1,310	110	74	$56.92	$80.40	$64.03
Granted	441	126	—	119.12	145.51	—
Vested	(633)	(58)	(57)	52.92	39.15	64.03
Forfeited	(40)	(4)	(17)	71.49	185.49	64.03
Outstanding at December 31, 2023	1,078	174	—	$84.18	$138.77	$—

We record stock-based compensation expense for RSUs and MSUs on a straight-line basis over the requisite service period, which is generally the vesting period. We record stock-based compensation for PSUs based on the probability of achieving the performance criteria defined in the PSU agreements. Forfeitures are recognized as they occur.

We granted PSUs under our annual bonus program to our senior executives and other bonus-eligible employees. The number of annual PSUs that ultimately vest depends on us attaining certain financial metrics for the fiscal year as well as on the employee’s continued employment through the vesting date. In fiscal year 2022, we transitioned to a bonus plan that was half cash and half PSUs. In fiscal year 2023, we transitioned to an all cash bonus plan.

The following table summarizes information related to granted and vested RSUs, PSUs, and MSUs (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
RSU weighted-average grant date fair value	$119.12	$65.81	$56.40
MSU weighted-average grant date fair value	145.51	81.22	77.01
PSU weighted-average grant date fair value	$—	$64.07	$54.67

Fair market value of RSUs vested	$64,417	$32,871	$18,228
Fair market value of MSUs vested	7,219	—	—
Fair market value of PSUs vested	$7,261	$18,873	$15,384

As of December 31, 2023, our total unrecognized stock-based compensation cost related to unvested MSUs was $13.7 million, which we will recognize over the weighted-average period of 1.3 years. As of December 31, 2023, there was $78.4 million of total unrecognized compensation cost related to unvested RSUs, which we expect to recognize over a weighted-average period of 2.4 years.

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

As of December 31, 2023, the total unrecognized stock-based compensation from the ESPP was $0.3 million, which we will recognize on a straight-line basis over the weighted-average remaining service period of less than one year.

We estimate the fair value of the ESPP grant at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.1% - 5.6%	0.7% - 3.2%	0.0% - 0.1%
Expected term	0.5 Years	0.5 Years	0.5 Years
Expected volatility	64.7% - 85.9%	71.9% - 76.3%	61.0% - 65.8%

Note 11. Leases

The following table presents the components of lease expense in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs(1)
Single lease costs	$3,486	$4,299	$4,154
Variable lease costs	1,280	2,159	1,910
Sublease income(2)	(165)	(1,976)	(1,900)
Total operating lease costs	$4,601	$4,482	$4,164
(1) Includes short-term lease costs, which are immaterial.
(2) Sublease income is related to unused office space that we sublet as part of the fiscal 2018 restructuring where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$4,233	$5,097	$4,895
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$159	$—	$698
Lease liabilities arising from obtaining ROU assets
Operating leases	$1,690	$2,237	$—

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of:

	2023	2022
Weighted-average remaining lease term (years)	3.7	4.3
Weighted-average discount rate	6.9%	6.9%

The following table presents future lease payments under operating leases as of December 31, 2023 (in thousands):

Operating Leases
Lease Payments
2024	$4,120
2025	4,129
2026	4,201
2027	775
2028	642
Thereafter	549
Total lease payments	$14,416
Less: Imputed interest	(1,683)
Present value of lease liabilities	12,733
Less: Current portion of lease liabilities	3,373
Lease liabilities, net of current portion	$9,360

Note 12. Commitments and Contingencies

Indemnification

In the normal course of business, we may enter into agreements that require us to indemnify either customers or suppliers for certain risks. Although we cannot estimate our maximum exposure under these agreements, to date indemnification claims have not had a material impact on our consolidated results of operations or financial condition.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of December 31, 2023 and 2022, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP in California

On June 6, 2019, we filed a patent infringement lawsuit against NXP USA, Inc., a Delaware corporation and subsidiary of NXP Semiconductors N.V., or NXP, in the U.S. District Court for the Northern District of California, or the Court. Our original complaint alleged that certain NXP endpoint ICs infringe 26 of our U.S. patents. At the order of the Court, we filed an amended complaint limited to eight of the original 26 patents. We subsequently elected to go forward with asserting infringement of six of those eight patents. We sought, among other things, past damages, including lost profits; no less than a reasonable royalty; enhanced damages for willful infringement; and reasonable attorneys’ fees and costs. We also sought an injunction against NXP making, selling, using, offering for sale or importing UCODE 8 and UCODE 9 ICs. NXP responded to our complaint on September 30, 2019, citing numerous defenses including denying infringement and claiming our asserted patents are invalid.

After various pre-trial motions, the Court narrowed the case to two patents—U.S. patent nos. 9,633,302, or the ’302 patent and 8,115,597, or the ’597 patent. Before trial, the Court granted summary judgment of infringement on the ‘302 patent. The Court oversaw a jury trial on those two patents beginning on July 5, 2023, and concluding on July 13, 2023. The issues on the ‘302 patent were validity, damages and willful infringement. The issues on the ‘597 patent were infringement, validity, damages and willful infringement.

On July 14, 2023, the jury returned a verdict in our favor finding that: (1) the asserted independent claims of the '302 patent had not been proven invalid, but two of the asserted dependent claims had been proven invalid; (2)

NXP’s infringement of the asserted claims of the ‘302 patent was willful; (3) none of the asserted claims of the ‘597 patent were proven to be invalid; and (4) NXP infringed the asserted claims of the ‘597 patent. The jury awarded lost profits on a portion of NXP’s infringing sales, and for NXP’s remaining infringing sales, awarded royalties for each patent. This resulted in an award of approximately $18.2 million and $18.4 million in damages for infringement of the ‘302 patent and the ’597 patent respectively. Impinj cannot receive lost profits more than once for the same sales so the awards are largely overlapping.

On September 28, 2023, the Court granted NXP's post-trial motion for a new trial on the validity of the '302 patent based on the jury's inconsistent verdicts on the validity of independent and dependent claims for that patent. The Court also ruled that the damages awarded by the jury for both patents should be reduced by certain sales made to a distributor outside the United States. The Court directed the parties to meet and confer on the appropriate reduction of damages, and on October 20, 2023, the parties stipulated that the damages award for the infringement of the '597 patent alone should be $13.1 million. We recognize contingent gains in our financial statements upon resolution of all contingencies related to the award.

On October 3, 2023, the Court denied our motion for a permanent injunction. Having granted a new trial on the validity of the '302 patent, the denial was based only on the '597 patent. We have appealed the denial of the injunction to the Federal Circuit. We also moved for imposition of an ongoing royalty for infringement of the ‘597 patent. The Court indicated it would grant such an ongoing royalty but the amount would be decided after the re-trial on the ‘302 patent.

NXP Patent Infringement Claims Against Impinj in Washington

On October 4, 2019, NXP USA, Inc. and NXP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleged that certain of our products infringe eight U.S. patents owned by NXP or NXP USA, Inc. The plaintiffs sought, among other things, past damages adequate to compensate them for our alleged infringement of each of the patents-in-suit and reasonable attorneys’ fees and costs. They also sought an injunction against us. We denied we are infringing any of the patents and asserted both that our wafer supplier is licensed under four of them and that all eight are invalid. On September 23, 2020, the District of Delaware granted Impinj’s motion to transfer the case to the U.S. District Court for the Western District of Washington in Seattle.

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

Following the close of fact discovery, the parties each moved for summary judgment on various issues. The Court ultimately granted summary judgment of noninfringement to us on six of the seven patents, and the final patent went to a jury trial beginning on June 5, 2023. The jury found that we did not infringe the patent and a final judgment was entered in our favor. NXP has appealed the judgment. We moved for attorneys’ fees on July 12, 2023 but that motion was denied on August 31, 2023.

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

On July 26, 2021, NXP filed an answer to our complaint and counterclaimed that we infringe nine patents, one of which NXP owns and eight of which NXP recently licensed from a third party. NXP denied infringement, asserted our patents are invalid and asserted that some are unenforceable and/or subject to a license under our commitments to license “necessary” patents to certain standards.

The Patent Office has instituted reexamination proceedings on five of the nine patents asserted by NXP and has issued a final office action rejecting all asserted claims on three of those patents but allowing the claims on another.

A claim construction hearing was held on February 10, 2022. The Court held that the case would proceed with three trials, with each side selecting three patents for each trial. The parties originally selected three patents each for the first trial scheduled to begin on October 30,2023. A Magistrate Judge decided various summary judgment and other pre-trial motions on October 12, 2023. The Magistrate Judge denied most motions but did grant NXP’s motion to prevent Impinj from seeking damages based on induced infringement for sales made outside the United States. NXP subsequently dropped one of their patents for the first trial, leaving two NXP patents for the trial. On November 9, 2023, the jury returned a verdict finding that Impinj did not infringe either of the two NXP patents and that NXP infringed all three Impinj patents. The jury rejected NXP’s other defenses and awarded Impinj approximately $2 million based on a total royalty of 3.26% on the infringing products. Impinj has moved for entry of final judgment and imposition of an ongoing royalty but the briefing on that motion is not complete. The second and third trials in this case have not been scheduled.

Second Impinj Patent Infringement Claims Against NXP in Texas

On August 11, 2023, we filed a patent infringement case against NXP Semiconductor Netherlands B.V. in the United States District Court for the Western District of Texas, asserting the ‘302 and ‘597 patents that were found to be infringed by NXP USA, Inc. in the California case above. NXP has moved to dismiss the case and that motion is pending.

NXP Patent Infringement Claims Against Impinj in China

On December 7, 2020, Impinj Radio Frequency Technology (Shanghai) Co., Ltd., or Impinj Shanghai, was served with patent infringement lawsuits filed in the Intellectual Property Court in Shanghai, China, or Shanghai Intellectual Property Court, in which NXP B.V. asserted that certain of our products infringe three Chinese patents owned by NXP B.V. These patents corresponded to three of the eight U.S. patents NXP asserted in the U.S. District Court in Washington. On September 13, 2023, NXP filed petitions with the Shanghai court to withdraw all three cases without prejudice. The Shanghai court granted NXP’s petitions on September 27, 2023. With the withdrawal of all three lawsuits by NXP, all civil actions initiated by NXP against Impinj in China were concluded. However, proceedings continue at the Beijing Intellectual Property Court as to the validity of the patents that NXP previously asserted.

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $21.8 million of inventory as of December 31, 2023.

Note 13. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranties, enhanced product maintenance and advance payments on NRE services contracts, represents contracted revenue that we have not yet recognized.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$2,599	$794
Balance from acquisition	1,233	—
Deferral of revenue	2,920	3,143
Recognition of deferred revenue	(4,767)	(1,338)
Balance at end of period	$1,985	$2,599

During 2023, we recognized $2.2 million revenue which we included in deferred revenue as of December 31, 2022. During 2022, we recognized $0.4 million revenue which we included in deferred revenue as of December 31, 2021.

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

Information by Revenue Categories

Our chief executive officer reviews information about our revenue categories, endpoint ICs and systems, the latter defined as reader ICs, readers, gateways, test and measurement systems and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Endpoint ICs	$234,426	$191,532	$139,250
Systems	73,113	66,268	51,033
Total revenue	$307,539	$257,800	$190,283

Information by Geography

The following table summarizes our long-lived assets, comprising property and equipment, less accumulated depreciation (in thousands):

	December 31, 2023	December 31, 2022
United States	$14,110	$10,551
Malaysia	11,749	12,817
Taiwan	13,396	12,620
Others	5,636	3,039
Total	$44,891	$39,027

Our geographic revenue in the following table is based on the location of the VARs, inlay manufacturers, reader OEMs, distributors or end users who purchased products and services directly from us. For sales to our resellers and distributors, their location may be different from the locations of the ultimate end users. The following table presents our sales by geography for the indicated periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Americas	$96,418	$57,129	$38,021
Asia Pacific	176,409	168,249	133,152
Europe, Middle East and Africa	34,712	32,422	19,110
Total revenue	$307,539	$257,800	$190,283

Total revenue in the United States, which is included in the Americas, was $86.2 million, $43.0 million and $32.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total revenue in China (and Hong Kong), which is included in Asia Pacific, was $128.3 million, $109.6 million and $98.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. While total revenue in Malaysia, which is included in Asia Pacific, was less than 10% of revenue for the year ended December 31, 2023, it was $41.0 and $23.6 million for the years ended December 31, 2022 and 2021, respectively. No sales to countries other than the United States, China and Malaysia accounted for more than 10% of revenue for the years ended December 31, 2023, 2022 and 2021.

Note 15. Net Loss per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, except for per-share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(43,366)	$(24,301)	$(51,260)
Denominator:
Weighted-average shares outstanding — basic and diluted	26,752	25,539	24,176
Net loss per share — basic and diluted	$(1.62)	$(0.95)	$(2.12)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	1,466	1,712	2,288
RSUs, MSUs and PSUs	1,252	1,494	1,517
Employee stock purchase plan shares	51	26	42
2019 Notes	—	—	285
2021 Notes	2,589	2,589	2,589

Note 16. Related-Party Transactions

We have been party to a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provided advisory and consulting services to us. We recognized and paid $0.5 million in consulting fees to the limited liability company owned by Mr. Phelan for the years ended December 31, 2022 and 2021. No consulting fees were recognized and paid in the year ended December 31, 2023y. Additionally, we granted 60,000 shares of stock options to Mr. Phelan on September 21, 2020 in connection with these consulting services, with 1/24th of the shares subject to the option vesting on October 21, 2020 and 1/24th of the shares subject to the option vesting on each month thereafter, subject to Mr. Phelan remaining a service provider. Further, in connection with these consulting services, we granted 8,000 RSUs to Mr. Phelan on October 1, 2022 with ¼th of the RSUs vesting on January 1, April 1, July 1 and October 1, 2023, subject to Mr. Phelan remaining a service provider. On January 1, 2023, Mr. Phelan joined our company as Chief Innovation Officer and ceased to provide us with consulting services. Mr. Phelan remains on our board of directors as a non-independent director.

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $0.3 million. The patent expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our consolidated balance sheet as of December 31, 2023.

Note 17. Retirement Plans

In 2001, we adopted a salary deferral 401(k) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service, and allows a matching contribution, subject to certain limitations. We contributed $1.8 million and $1.4 million as matching contributions for the years ended December 31, 2023 and 2022, respectively.

Note 18. Restructuring

On February 2, 2021, we restructured our go-to-market organization to strategically align our global sales, product, partner development and marketing teams. As part of the restructuring, we eliminated approximately seven full-time positions within our go-to-market organization, representing roughly 2% of our workforce. We incurred restructuring charges of $1.7 million for employee termination benefits and other associated costs for legal expenses for the year ended December 31, 2021. Restructuring charges were immaterial for the year ended December 31, 2022 and there were no restructuring charges for the year ended December 31, 2023.

Note 19. Subsequent Events

On February 7, 2024, we initiated a strategic restructuring to align financial, business and research and development objectives for long-term growth, including a reduction-in-force affecting approximately 10% of our employees. We expect the reduction-in-force charges, comprising primarily severance benefits, to be in the range of $1.7 million to $2.0 million to be recognized in the first and second fiscal quarters of 2024, when the activities comprising the plan are expected to be substantially completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2023.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Chris Diorio, Chief Executive Officer and Vice Chair	Rule 10b5-1 Trading Arrangement	November 6, 2023	-	August 14, 2024	Up to 20,000
Jeff Dossett, 'Chief Revenue Officer	Rule 10b5-1 Trading Arrangement	October 28, 2022	October 27, 2023	February 9, 2024	Up to 45,500
	Rule 10b5-1 Trading Arrangement	December 13, 2023	-	September 16, 2024	Up to 12,000
Hussein Mecklai, 'Chief Operating Officer	Rule 10b5-1 Trading Arrangement	March 9, 2023	October 27, 2023	June 5, 2024	Up to 30,319

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2) Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier of (a) the execution or expiration of all trades specified under the trading arrangement or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2023 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2023 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2023 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2023 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc., adopted as of February 23, 2023	8-K	2/28/2023	3.1

4.1	Description of Impinj, Inc.’s Common Stock

4.2	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

4.4	Indenture, dated as of November 5, 2021, between Impinj, Inc., and U.S. Bank National Association, as trustee	8-K	11/5/2021	4.6

4.5	Form of 1.125% Convertible Senior Notes due 2027 (included in Exhibit 4.4)	8-K	11/5/2021	4.6

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Offer Letter, dated January 6, 2020, between the registrant and Cary Baker	10-K	3/2/2020	10.14

10.13	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.14A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.14B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.14C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.15	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.16†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	10-Q	10/28/2020	10.1

10.17†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	10-Q	10/28/2020	10.2

10.18†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	10-Q	10/28/2020	10.3

10.19†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.4

10.20†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.5

10.21†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.6

10.22†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.7

10.23+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.24	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.25+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett	10-K	2/28/2020	10.32
10.26	Form of Capped Call Transaction Confirmation	8-K	12/16/2019	10.1
10.27+	Impinj, Inc. Amended and Restated Outside Director Compensation Policy, as amended May 26, 2022	10-Q	7/27/2022	10.1
10.28+	Executive Employment Agreement, dated November 13, 2018 between the registrant and Hussein Mecklai
10.29+ ††	Executive Employment and Abritration Agreement dated December 29, 2022 between the registrant and Cathal Phelan
21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

97.1	Impinj, Inc. Amended and Restated Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

+	Indicates management contract or compensatory plan, contract or arrangement.

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

Impinj, Inc.

Date: February 12, 2024	By:	/s/ Cary Baker
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	February 12, 2024
Chris Diorio, Ph.D.

/s/ Cary Baker	Chief Financial Officer	February 12, 2024
Cary Baker	(Principal Financial and Accounting Officer)

/s/ Steve Sanghi	Chair	February 12, 2024
Steve Sanghi

/s/ Daniel Gibson	Director	February 12, 2024
Daniel Gibson

/s/ Umesh Padval	Director	February 12, 2024
Umesh Padval

/s/ Cathal Phelan	Director	February 12, 2024
Cathal Phelan
/s/ Meera Rao	Director	February 12, 2024
Meera Rao

/s/ Miron Washington	Director	February 12, 2024
Miron Washington