Form 10-Q
period 2024-03-31
IMPINJ INC
filed 2024-04-24
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 12, 2024, 27,712,953 shares of common stock were outstanding.

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
•
we have been and may in the future be, party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption or adoption of our products or platform;
•
we have a history of losses and have only achieved profitability intermittently and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 51.0% of our outstanding common stock as of March 31, 2024, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$166,852	$94,793
Short-term investments	7,292	18,440
Accounts receivable, net	59,384	54,919
Inventory	87,757	97,172
Prepaid expenses and other current assets	3,120	4,372
Total current assets	324,405	269,696
Property and equipment, net	47,451	44,891
Intangible assets, net	12,207	13,913
Operating lease right-of-use assets	9,107	9,735
Other non-current assets	1,370	1,478
Goodwill	19,343	19,696
Total assets	$413,883	$359,409
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$9,416	$8,661
Accrued compensation and employee related benefits	8,207	8,519
Accrued and other current liabilities	11,694	8,614
Current portion of operating lease liabilities	3,454	3,373
Current portion of deferred revenue	1,672	1,713
Total current liabilities	34,443	30,880
Long-term debt	282,262	281,855
Operating lease liabilities, net of current portion	8,444	9,360
Deferred tax liabilities, net	2,574	2,911
Deferred revenue, net of current portion	237	272
Total liabilities	327,960	325,278
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 27,658 and 27,166 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	28	27
Additional paid-in capital	482,972	463,900
Accumulated other comprehensive income (loss)	(270)	355
Accumulated deficit	(396,807)	(430,151)
Total stockholders' equity	85,923	34,131
Total liabilities and stockholders' equity	$413,883	$359,409

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$76,825	$85,897
Cost of revenue	39,277	42,367
Gross profit	37,548	43,530
Operating expenses:
Research and development	22,519	22,435
Sales and marketing	10,176	9,973
General and administrative	13,365	15,564
Amortization of intangibles	1,409	—
Restructuring costs	1,812	—
Total operating expenses	49,281	47,972
Loss from operations	(11,733)	(4,442)
Other income, net	1,292	1,365
Income from settlement of litigation	45,000	—
Interest expense	(1,216)	(1,209)
Income (loss) before income taxes	33,343	(4,286)
Income tax benefit (expense)	1	(72)
Net income (loss)	$33,344	$(4,358)

Net income (loss) per share — basic	$1.22	$(0.17)
Net income (loss) per share — diluted	$1.10	$(0.17)
Weighted-average shares outstanding — basic	27,357	26,285
Weighted-average shares outstanding — diluted	31,425	26,285

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$33,344	$(4,358)
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	34	644
Foreign currency translation adjustment	(659)	—
Total other comprehensive income (loss)	(625)	644
Comprehensive income (loss)	$32,719	$(3,714)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$33,344	$(4,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,909	1,793
Stock-based compensation	11,790	10,224
Restructuring equity modification expense	366	—
Accretion of discount or amortization of premium on investments	(67)	(766)
Amortization of debt issuance costs	407	400
Deferred tax expense	(278)	—
Revaluation of acquisition-related contingent consideration liability	907	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(4,503)	(10,970)
Inventory	9,400	(39,412)
Prepaid expenses and other assets	1,355	1,389
Accounts payable	1,878	14,650
Accrued compensation and employee related benefits	(292)	(2,006)
Accrued and other liabilities	2,182	4,472
Operating lease right-of-use assets	614	695
Operating lease liabilities	(820)	(891)
Deferred revenue	(52)	(1,780)
Net cash provided by (used in) operating activities	60,140	(26,560)
Investing activities:
Proceeds from sales of investments	—	13,372
Proceeds from maturities of investments	11,248	34,136
Purchases of property and equipment	(6,202)	(7,582)
Net cash provided by investing activities	5,046	39,926
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,917	4,520
Net cash provided by financing activities	6,917	4,520
Effect of exchange rate changes on cash and cash equivalents	(44)	—
Net increase in cash and cash equivalents	72,059	17,886
Cash and cash equivalents
Beginning of period	94,793	19,597
End of period	$166,852	$37,483

Supplemental disclosure of cashflow information:
Purchases of property and equipment not yet paid	299	3,284
Acquisition-related contingent consideration liability	7,087	—

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2022	26,098	$26	$403,599	$(386,785)	$(1,249)	$15,591
Issuance of common stock	483	1	4,519	—	—	4,520
Stock-based compensation	—	—	10,224	—	—	10,224
Net loss	—	—	—	(4,358)	—	(4,358)
Other comprehensive loss	—	—	—	—	644	644
Balance at March 31, 2023	26,581	$27	$418,342	$(391,143)	$(605)	$26,621

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	494	1	6,916	—	—	6,917
Stock-based compensation	—	—	11,790	—	—	11,790
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	33,344	—	33,344
Other comprehensive loss	—	—	—	—	(625)	(625)
Balance at March 31, 2024	27,660	$28	$482,972	$(396,807)	$(270)	$85,923

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), and applicable rules and regulations of the Securities and Exchange Commission ("SEC"), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 12, 2024.

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

Licensing of Intellectual Property

On March 13, 2024, we and NXP Semiconductors N.V. ("NXP") entered into a Settlement and Patent Cross-License Agreement (the “Settlement Agreement”). Under the Settlement Agreement, NXP made a one-time payment of $45 million and agreed to make annual license fee payments on April 1 of each year, starting on April 1, 2024, until the termination of the Settlement Agreement. The annual license fee payment for 2024 is $15 million and will increase each subsequent year by a fixed percentage. We allocated the consideration from the Settlement Agreement to the related components of the agreement. We recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations upon receipt. We will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year for as long as NXP is still using the Indicator Patents as specified in the Settlement Agreement.

We recognize revenue from licensing the right to use functional intellectual property, such as the Settlement Agreement discussed above, at the point in time the control of the license transfers to the customer, which is generally upon delivery, or as usage occurs. See Note 6 Commitments and Contingencies for additional details of the Settlement Agreement with NXP.

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

We do not have any financial assets or liabilities in Level 3 as of March 31, 2024 or December 31, 2023, except for the liability for the earnout consideration related to the Voyantic Oy acquisition. We have classified this liability as such because we determined the fair value using significant unobservable inputs.

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

Contingent Consideration — The contingent consideration liability is related to the acquisition of Voyantic Oy (see Note 4: Goodwill and Intangible Assets), and the related payments are expected to occur in 2024. As of March 31, 2024, the contingent consideration liability of $7.1 million is included in "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$132,475	$—	$—	$132,475	$78,661	$—	$—	$78,661
Total cash equivalents	132,475	—	—	132,475	78,661	—	—	78,661
Short-term investments:
U.S. government agency securities	—	4,963	—	4,963	—	11,893	—	11,893
Corporate notes and bonds	—	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—	—	—
Treasury bill	—	—	—	—	—	—	—	—
Yankee bonds	—	1,973	—	1,973	—	1,951	—	1,951
Agency bonds	—	—	—	—	—	2,994	—	2,994
Asset-backed securities	—	356	—	356	—	1,602	—	1,602
Total short-term investments	—	7,292	—	7,292	—	18,440	—	18,440
Long-term investments:
U.S. government agency securities	—	—	—	—	—	—	—	—
Yankee bonds	—	—	—	—	—	—	—	—
Agency bonds	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Total long-term investments	—	—	—	—	—	—	—	—
Total	$132,475	$7,292	$—	$139,767	$78,661	$18,440	$—	$97,101

Acquisition related contingent consideration liability	—	—	7,087	7,087	—	—	6,180	6,180
Total liabilities at fair value	$—	$—	$7,087	$7,087	$—	$—	$6,180	$6,180

The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value as of March 31, 2024 (in thousands):

Three Months Ended March 31,
2024
Balance as of January 1	$6,180
Change in fair value of contingent consideration liability due to remeasurement	907
Balance as of March 31	$7,087

At the acquisition date, we recorded the contingent consideration related to the Voyantic Oy acquisition at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and gross margins. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations is management's responsibility with the assistance of a third-party valuation specialist. During the quarter ended March 31, 2024, we remeasured the fair value of the contingent consideration liability based on updated inputs related to actual performance results and recorded an additional expense of $907,000 in general and administrative expense on the consolidated statement of operations. As of March 31, 2024 the contingent consideration liability of $7.1 million is included in "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

As of December 31, 2023, the contingent consideration liability was $6.2 million.

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

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	March 31, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$132,475	$—	$—	$132,475
U.S. government agency securities	4,975	—	(12)	4,963
Corporate notes and bonds	—	—	—	—
Yankee bonds	1,977	—	(4)	1,973
Commercial paper	—	—	—	—
Treasury bill	—	—	—	—
Agency bond	—	—	—	—
Asset-backed securities	356	—	—	356
Total	$139,783	$—	$(16)	$139,767

	December 31, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$78,661	$—	$—	$78,661
U.S. government agency securities	11,932	—	(39)	11,893
Corporate notes and bonds	—	—	—	—
Yankee bonds	1,956	—	(5)	1,951
Commercial paper	—	—	—	—
Treasury bill	—	—	—	—
Agency bond	2,998	—	(4)	2,994
Asset-backed securities	1,604	—	(2)	1,602
Total	$97,151	$—	$(50)	$97,101

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $7.1 million and $10.2 million and unrealized losses of $16,000 and $25,000 as of March 31, 2024 and December 31, 2023, respectively. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $100,000 and $8.2 million and immaterial unrealized losses as of March 31, 2024 and $26,000 in unrealized losses as of December 31, 2023.

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

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$19,787	$21,773
Work-in-process	32,311	42,217
Finished goods	35,659	33,182
Total inventory	$87,757	$97,172

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

We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. We recorded the excess of the purchase price over the assets acquired and liabilities assumed as goodwill. The fair value of net assets acquired, goodwill, intangible assets and deferred tax liability were $2.4 million, $15.6 million, $18.4 million and $3.7 million, respectively. The goodwill amount represents synergies we expect to realize from the business combination and assembled workforce. We allocated the goodwill to our one reporting unit and reportable segment. The acquired goodwill and intangible assets were not deductible for tax purposes.

The transaction-related costs for the acquisition were $907,000 for the three months ended March 31, 2024. These costs are related to the revaluation of the contingent consideration subsequent to the acquisition date and are included in general and administrative expenses in the condensed consolidated statements of operations. See Note 2. Fair Value Measures for additional information on the contingent consideration.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$19,696	$3,881
Foreign currency translation adjustment	(353)	—
Total	$19,343	$3,881

As of March 31, 2024, intangible assets comprised of the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	$755	$(755)	$—
Customer Relationships	1	3,615	(3,615)	—
Developed Technology	7.25	12,734	(1,757)	10,977
Patent	3	250	(59)	191
Tradename	8	1,187	(148)	1,039
Total definite-lived intangible assets (1)		18,541	(6,334)	12,207
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted average life of our intangible assets is approximately six years. Amortization of intangible assets was $1.4 million for the three months ended March 31, 2024. There was no amortization of intangible assets for the three months ended March 31, 2023.

As of March 31, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2024	1,491
2025	1,988
2026	1,950
2027	1,905
2028	1,905
Thereafter	2,968
Total	$12,207

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units ("RSUs"), with a service condition, and RSUs with market and service conditions ("MSUs").

The following table summarizes activity for RSUs and MSUs for the three months ended March 31, 2024 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2023	1,078	174
Granted	360	146
Vested	(164)	(98)
Forfeited	(79)	(2)
Outstanding at March 31, 2024	1,195	220

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$453	$417
Research and development expense	5,262	4,569
Sales and marketing expense	2,409	2,139
General and administrative expense	3,666	3,099
Total stock-based compensation expense	$11,790	$10,224

Note 6. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 12 Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our commitments and contingencies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except for “Obligations with Third-Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $17.6 million of inventory as of March 31, 2024.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of March 31, 2024 and December 31, 2023, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP

From 2019 to 2023, we engaged in active patent litigation against our primary endpoint IC competitor, NXP Semiconductors N.V., or NXP. During this time, we filed three patent infringement lawsuits against subsidiaries of NXP in federal courts in California and Texas. Our complaints alleged that certain NXP endpoint ICs infringed a number of our U.S. patents. In response, NXP filed a suit against us in federal court in Delaware, later transferred to Washington, countersued us in Texas, and filed three lawsuits against our subsidiary in China. NXP’s complaints alleged that certain of our endpoint ICs infringed a number of their own U.S. or Chinese patents or U.S. patents that they exclusively licensed from a third-party to assert against us.

Through 2023, we prevailed in these lawsuits. In three U.S. trials held in 2023, juries in California and Texas returned verdicts that NXP endpoint ICs infringed five of our patents that made it to trial, and juries in Washington and Texas ruled that we did not infringe any of the three patents NXP accused us in court of infringing. Also in 2023, NXP withdrew all three cases it filed against us in China.

On March 13, 2024, while additional trials were pending in China and Texas, and post-trial motions and appeals were pending in China and the U.S., we and NXP entered into a Settlement and Patent Cross-License Agreement dated March 13, 2024 (the “Settlement Agreement”). Under the agreement we and NXP agreed to terminate and withdraw all pending proceedings and release one another for all patent infringement claims preceding March 31, 2024 and grant to each other non-exclusive, worldwide patent licenses to make, have made, import, use, offer for sale, and sell their respective products and services, subject to the terms of the agreement. The Settlement Agreement will remain in force until all the valid claims of a specified set of Impinj patents (the “Indicator Patents”) expire in about ten years. Either party can terminate the Settlement Agreement if the other party materially breaches the terms of the Agreement and NXP can terminate the Settlement Agreement if it successfully designs out all valid claims of the Indicator Patents.

Under the Settlement Agreement, NXP paid us a one-time amount of $45 million and agreed to make annual license fee payments, if the specified set of Indicator Patents are still in use, on April 1 of each year, effective April 1, 2024. The annual license fee payment for 2024 is $15 million and will increase each subsequent year by a fixed percentage. We have no obligation to pay NXP under the Settlement Agreement.

We allocated the consideration from the Settlement Agreement to the components of the Settlement Agreement. We recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations upon receipt. Licensing of our intellectual property is part of our ongoing operations and therefore, we will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year for as long as NXP is still using the Indicator Patents.

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	March 31, 2024			December 31, 2023
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,500	(5,238)	282,262	287,500	(5,645)	281,855

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

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

None of the circumstances described in the above paragraphs were met during the three months ended March 31, 2024.

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

Interest expense related to the Notes was as follows (in thousands):

	Three months ended March 31,
	2024	2023
	2021 Notes	2021 Notes
Amortization of debt issuance costs	407	400
Cash interest expense	809	809
Total interest expense	$1,216	$1,209

Accrued interest related to the 2021 Notes as of March 31, 2024 and December 31, 2023 was $1.2 million and $400,000, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $388.4 million and $314.0 million as of March 31, 2024 and December 31, 2023, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Earnings (Loss) Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net income (loss)	$33,344	$(4,358)
Interest add back	1,216	—
Net income (loss) attributable to common stockholders	$34,560	$(4,358)
Denominator:
Weighted average common shares outstanding, basic	27,357	26,285
Dilutive effect of:
Stock plans	1,479	—
2021 Notes	2,589	—
Weighted average common shares outstanding, diluted	31,425	26,285

Net earnings (loss) per share — basic	$1.22	$(0.17)
Net earnings (loss) per share — diluted	$1.10	$(0.17)

Basic net earnings (loss) per share is calculated using our net income (loss) and our weighted average outstanding common shares.

Diluted net earnings (loss) per share is calculated using our net income (loss) attributable to common stockholders with interest charges applicable to our convertible debt added back under the if converted method and our weighted average outstanding common shares including the dilutive effect of stock awards and employee stock purchase plan shares as determined under the treasury stock method and of our convertible notes using the if converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our convertible notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2024	2023
Stock options	—	1,600
RSUs, MSUs and PSUs	878	1,551
Employee stock purchase plan shares	18	16
2021 Notes	—	2,589

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

Our chief executive officer reviews information about our revenue categories, endpoint ICs and systems, the latter defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Endpoint ICs	$61,506	$67,049
Systems	15,319	18,848
Total revenue	$76,825	$85,897

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on non-recurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $709,000 of revenue related to amounts included in deferred revenue as of December 31, 2023 for the three months ended March 31, 2024. We recognized $1.8 million of revenue related to amounts included in deferred revenue as of December 31, 2022 for the three months ended March 31, 2023.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$1,985	$2,599
Deferral of revenue	633	29
Recognition of deferred revenue	(709)	(1,809)
Balance at end of period	$1,909	$819

Note 11. Related-Party Transactions

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $250,000. The patent is included in the Indicator Patents, expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our condensed consolidated balance sheet as of March 31, 2024.

Note 12. Restructuring

On February 7, 2024, we initiated a strategic restructuring to align financial, business and research and development objectives for long-term growth, including a reduction-in-force affecting approximately 10% of our employees. We incurred restructuring charges of $1.8 million for employee terminations benefits, including equity modification expense for the three months ended March 31, 2024. Accrued restructuring charges are included in accrued and other current liabilities on the condensed consolidated balance sheet.

A summary of accrued restructuring costs as of March 31, 2024 is shown in the table below (in thousands):

Three months ended March 31, 2024
Restructuring costs	1,812
Non cash payments	(366)
Cash payments	(852)
Accrued restructuring costs as of March 31, 2024	$594

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
•
our future financial performance, including our average selling prices, or ASPs, gross margins and the dependency of our future financial performance on macroeconomic conditions;
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

Our Business

Our vision is a world in which every item that enterprises manufacture, transport and sell, and that people own, use and recycle, is wirelessly and ubiquitously connected to the cloud. And a world in which the ownership, history and linked information for every one of those items is seamlessly available to enterprises and people. We call our expansive vision a Boundless Internet of Things, or IoT. We design and sell a platform that enables that wireless item-to-cloud connectivity and with which we and our partners innovate Internet of Things, or IoT, solutions.

We have enabled connectivity for more than 100 billion items to date, delivering item visibility and improving operational efficiencies for retailers, supply chain and logistics, or SC&L providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more. We are today focused on extending item connectivity from tens of billions to trillions of items, and delivering item data not just to enterprises but to people, so they too can derive value from their connected items. We believe the Boundless IoT we are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon RAIN radios; manufacturing, test, encoding and reading systems, software and cloud services that encapsulate our solutions know-how and intellectual property. We sell two types of silicon integrated circuit, or IC, radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. The ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our manufacturing, test and encoding systems enable partner products and facilitate enterprise deployments. Our reading systems comprise high-performance finished readers and gateways for autonomous reading solutions. Our software and cloud services focus on solutions enablement.

We sell our products, individually or as a whole platform offering primarily with or through our partner ecosystem. That ecosystem comprises original equipment manufacturers, or OEMs, tag service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners.

Our silicon radios follow the RAIN industry’s air-interface standard for their core functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into our products, and supporting or licensing those features across our platform, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products.

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

Product Adoption and Unit Growth Rates

Enterprises have significantly adopted RAIN in retail apparel, our largest market, and SC&L, but the rate of adoption and unit growth rates have been uneven and unpredictable. From 2010 to 2023, our overall endpoint IC sales volumes increased at a compounded annual growth rate of 26%; however, we have experienced uneven growth rates in various periods.

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

We did not see these seasonal trends in 2023 and may not see them in 2024. Whether and when these trends will return is not clear. We do expect continued quarter-to-quarter revenue variability due to changing macroeconomic conditions.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,		2024 vs 2023
(in thousands, except percentages)	2024	2023	Change
Revenue	$76,825	$85,897	$(9,072)
Gross profit	$37,548	$43,530	$(5,982)
Gross margin	48.9%	50.7%	(1.8)%
Loss from operations	$(11,733)	$(4,442)	$(7,291)

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Revenue decreased, due primarily to lower endpoint IC and systems revenue. Gross profit decreased due to the lower revenue which was partially offset by lower cost of revenue. The endpoint IC revenue decrease was driven primarily by lower average ASP due to higher concentration of revenue from our 300mm products and lower shipment volumes when compared to the prior year period. The systems revenue decrease was driven primarily by lower revenue from readers, gateways and reader ICs, partially offset by increased revenue from test and measurement solutions. Gross margin decreased, due primarily to increased production costs on lower production volumes and revenue over the prior year period. Loss from operations increased, due primarily to decreased gross profit and increased operating expenses. The operating expense increase was due primarily to higher restructuring costs and amortization of intangibles, both of which we did not have in the prior year period. This increase was partially offset by a decrease in general and administrative expenses.

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Endpoint ICs	$61,506	$67,049	$(5,543)
Systems	15,319	18,848	(3,529)
Total revenue	$76,825	$85,897	$(9,072)

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

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Endpoint IC revenue decreased $5.5 million due to a $3.0 million decrease from average ASP and a $2.5 million decrease from lower shipment volumes. The ASP decrease was due primarily to higher concentration of revenue from our 300mm products.

Systems revenue decreased $3.5 million, due primarily to an overall decrease in shipment volumes. Readers, gateways and reader ICs revenue decreased $3.6 million, $1.5 million and $1.9 million, respectively, partially offset by increases of $3.3 million from test and measurement solutions revenue.

Gross Profit and Gross Margin

	Three Months Ended March 31,		2024 vs 2023
(in thousands, except percentages)	2024	2023	Change
Cost of revenue	$39,277	$42,367	$(3,090)
Gross profit	37,548	43,530	(5,982)
Gross margin	48.9%	50.7%	(1.8)%

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

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Gross profit decreased, due primarily to decreased endpoint IC and systems revenue, partially offset by decreased cost of revenue. Gross margin decreased, due primarily to increased production costs on decreased revenue over the prior year period. These decreases were partially offset by increased direct product margins on systems.

Operating Expenses

Research and Development

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Research and development	$22,519	$22,435	$84

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

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Research and development expense was relatively flat compared to the prior year period. Increases of $692,000 in stock-based compensation expense primarily related to increased outstanding equity grants, $638,000 in personnel expenses primarily from higher headcount, and $277,000 in infrastructure costs due to increased depreciation and software costs were offset by a decrease of $1.4 million in product development costs due to timing.

Sales and Marketing

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Sales and marketing	$10,176	$9,973	$203

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Sales and marketing expense increased $203,000, due primarily to increases of $270,000 in stock-based compensation expense primarily related to increased outstanding equity grants.

General and Administrative

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
General and administrative	$13,365	$15,564	$(2,199)

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

Three months ended March 31, 2024 compared with three months ended March 31, 2023

General and administrative expense decreased $2.2 million, due primarily to a decrease of $3.1 million in professional services due primarily to decreased legal expense. This decrease was partially offset by increases of $566,000 in stock compensation expense due primarily to increased outstanding equity grants and $243,000 in personnel expenses primarily from higher headcount.

Amortization of Intangibles

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Amortization of intangibles	$1,409	$—	$1,409

Three months ended March 31, 2024 compared with three months ended March 31, 2023

The increase in amortization expense relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy, a global provider of RFID test and measurement solutions. See Note 4 Goodwill and Intangible Assets for further details.

Restructuring Costs

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Restructuring costs	$1,812	$—	$1,812

Three months ended March 31, 2024 compared with three months ended March 31, 2023

The increase in restructuring costs relates to the restructuring we initiated on February 7, 2024. See Note 12 Restructuring for further details.

Other Income, net

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Other income, net	$1,292	$1,365	$(73)

Other income, net comprises primarily interest income on our short-term investments.

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Other income, net decreased from the prior period due to decreased interest income.

Income From Settlement of Litigation

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Income from settlement of litigation	$45,000	$—	$45,000

Three months ended March 31, 2024 compared with three months ended March 31, 2023

The increase in income from settlement of litigation relates to the litigation settlement we reached with NXP on March 13, 2024. See Note 6 Commitments and Contingencies for further details.

Interest Expense

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Interest expense	$1,216	$1,209	$7

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Interest expense was comparable for the periods.

Income Tax Expense

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Income tax expense (benefit)	$(1)	$72	$(73)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense decreased $73,000 due to our estimated effective tax rate which incorporated the acquisition of Voyantic Oy.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) determined in accordance with GAAP, excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation and amortization; restructuring costs; settlement income and related costs; induced conversion expense; other income, net; interest expense; acquisition related expense and related purchase accounting adjustments; and income tax benefit (expense). During the year ended December 31, 2023, we revised our definition of adjusted EBITDA to exclude acquisition related expenses, related purchase accounting adjustments and amortization of intangibles in connection with our Voyantic Oy acquisition. During the three months ended March 31, 2024, we further revised our definition of adjusted EBITDA to exclude settlement income. We have excluded these items because we do not believe they reflect our core operations and us excluding them enables more consistent evaluation of our operating performance. The revision to our definition of adjusted EBITDA did not impact adjusted EBITDA for any previously reported periods because there was no impact of a similar nature in such prior periods affecting comparability.

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Net income (loss)	$33,344	$(4,358)	$37,702
Adjustments:
Other income, net	(1,292)	(1,365)	73
Interest expense	1,216	1,209	7
Income tax expense (benefit)	(1)	72	(73)
Depreciation and amortization	3,909	1,793	2,116
Stock-based compensation	11,790	10,224	1,566
Restructuring costs	1,812	—	1,812
Acquisition related expense	907	1,042	(135)
Income on settlement of litigation	(45,000)	—	(45,000)
Adjusted EBITDA	$6,685	$8,617	$(1,932)

Non-GAAP Net Income (Loss)

We define non-GAAP net income as net income (loss), excluding, if applicable for the periods presented, the effects of stock-based compensation; depreciation and amortization; restructuring costs; settlement income and related costs; induced conversion expense; acquisition related expense and related purchase accounting adjustments; and the corresponding income tax impacts of adjustments to net income (loss).

During the year ended December 31, 2023, we revised our definition of non-GAAP net income to adjust for acquisition related expenses, related purchase accounting adjustments and amortization of intangibles in connection with our Voyantic Oy acquisition. During the three months ended March 31, 2024, we further revised our definition of non-GAAP net income to exclude settlement income. The revisions to our definition of non-GAAP net income did not impact non-GAAP net income for any previously reported periods because there was no impact of a similar nature in such prior periods affecting comparability.

Additionally, during the year ended December 31, 2023, we revised our definition of non-GAAP net income (loss) to adjust for income tax effects of adjustments to net income (loss), calculated at the statutory rate for current and historical periods. We have revised the prior period amounts to conform to our current period presentation.

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended March 31,		2024 vs 2023
(in thousands)	2024	2023	Change
Net income (loss)	$33,344	$(4,358)	$37,702
Adjustments:
Depreciation and amortization	3,909	1,793	2,116
Stock-based compensation	11,790	10,224	1,566
Restructuring costs	1,812	—	1,812
Acquisition related expense	907	1,042	(135)
Income on settlement of litigation	(45,000)	—	—
Income tax effects of adjustments (1)	(591)	(818)	227
Non-GAAP net income	$6,171	$7,883	$43,288
(1) The tax effects of the adjustments are calculated using the statutory rate, taking into consideration the nature of the item and relevant taxing jurisdiction.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $174.1 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities and money market funds. As of March 31, 2024, we had working capital of $290.0 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$60,140	$(26,560)
Net cash provided by investing activities	5,046	39,926
Net cash provided by financing activities	6,917	4,520

Operating Cash Flows

For the three months ended March 31, 2024, we generated $60.1 million of net cash from operating activities. These net cash proceeds were due primarily to $50.4 million of net income adjusted for non-cash items and $9.8 million in working capital due primarily to lower inventory.

Investing Cash Flows

For the three months ended March 31, 2024, we generated $5.0 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $11.2 million, partially offset by cash paid for equipment purchases of $6.2 million.

Financing Cash Flows

For the three months ended March 31, 2024, we generated $6.9 million of net cash from financing activities. These net cash proceeds were due to stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in sales and marketing and in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of March 31, 2024 the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

Purchase Commitments – Purchase commitments as of March 31, 2024 total $17.6 million and consist of non-cancelable commitments to purchase inventory.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We had cash, cash equivalents and short-term investments of $174.1 million as of March 31, 2024. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.

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

Patent Litigation

Between 2019 and 2023, we were engaged in multiple patent lawsuits with subsidiaries of NXP N.V., or NXP, our primary endpoint IC competitor. On March 13, 2024, we and NXP entered into a Settlement and Patent Cross-License Agreement dated March 13, 2024, or the Settlement Agreement which resolved all outstanding litigation and proceedings between us. For further information on these lawsuits, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

Our licensing program is nascent.

While we believe we have valuable RAIN intellectual property and aspire to monetize that intellectual property by licensing it to third parties, including third parties who compete with us to some extent, our experience in doing so is nascent, and our ability to grow licensing revenue remains subject to numerous risks and uncertainties. To materially grow our licensing program and revenues, we will need to maintain and grow our intellectual property portfolio and continue to research and develop RAIN innovations that will generate and maintain demand for licenses to our technology and features. We will also need to develop and maintain an ability to monitor intellectual property use by others and possibly seek enforcement action against those who attempt to improperly use our intellectual property. These enforcement actions could require significant investments in management time and attention, and cash as we incur legal and other expenses. They could also compete with our objectives in other areas of our business such as wanting to maintain close, strategic relationships with important partners or end users of our products. These are just some of the risks and uncertainties we face with respect to our nascent licensing program.

We currently derive a substantial share of our licensing revenues from NXP, our primary endpoint IC competitor, based on our Settlement Agreement with them. For more information regarding the terms of our Settlement Agreement with NXP, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report. If NXP were to breach its license payment obligations, or if NXP were to design out our intellectual property and exercise its right to terminate our license before the end of the 10-year term of the agreement, our licensing revenues would decline, and our overall results of operations and cash flows would suffer.

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

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events or other developments—could slow or halt product shipments or disrupt our ability to manufacture, test or post-process our products., as well as our ability to effectively and timely execute on end user deployments. We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions including Thailand, Malaysia, Taiwan and China. Some of these jurisdictions have experienced significant restrictions during the Covid-19 pandemic. These jurisdictions have also experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future.

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

Our business operations could be adversely affected by public health outbreaks and pandemics, or by natural disasters.

Starting in 2020, Covid-19 created significant worldwide economic volatility, uncertainty and disruption, and presented our business with several risks and challenges. Although the Covid-19 global health emergency officially ended in 2023, experts caution that Covid-19 remains a public health risk, and the extent to which any public health outbreak or pandemic could impact future market demand and our business results is uncertain.

In addition, other disasters, whether natural or manmade, could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. We have facilities in areas with known seismic activity, such as our headquarters in Seattle, Washington. We have facilities in areas with known flooding, such as our office in Shanghai, China. We have a wafer post-processing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses. We do not carry insurance covering potential losses caused by pandemics, earthquakes, floods or other disasters.

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

Investors, governmental and nongovernmental organizations, partners and end users are increasingly focusing on environmental, social and governance, or ESG, practices. Our ESG practices may not meet their standards, and they as well as advocacy groups may campaign for us to change our business or practices to address their ESG-related concerns. Our failure, or perceived failure, to respond to any such campaigns could harm our business and reputation and negatively impact the market price of our securities. Moreover, with the continued evolution of ESG practices and reporting and disclosure requirements, our costs related to those ESG practices and reporting and disclosure requirements could increase, which could negatively affect our operating results. For example, the SEC has adopted final rules regarding climate-related disclosures in public companies’ periodic reporting, and compliance with these rules—including the implementation of necessary internal controls and reporting procedures—may lead to increased expenses and additional demands on our management and board of directors.

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

As we increasingly work with third parties, possibly including parties that compete with us to an extent, to advance our technical innovations and features, we cannot guarantee that our efforts to protect our intellectual property will be completely effective.

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

We have been and may in the future be party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption or adoption of our products or platform.

Patent litigation is complex and uncertain. We may or may not prevail in patent-related proceedings and such proceedings may result in increased legal expenses, additional demands on our management’s time and attention, and negative effects on our relationships with partners or end users. If any pending or future proceedings result in an adverse outcome, our intellectual property could be weakened and we could be required to:

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

Even if we do prevail in patent-related proceedings, verdicts and judgments can be modified or even reversed by trial or appellate courts. License agreements entered in settlement of patent litigation, particularly any entered into with our competition, may not be as effective over the long term in providing us with all the benefits we bargained for when we entered into them.

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

Intellectual property disputes have adversely affected RAIN adoption in the past and could disrupt growth prospects in the future. In 2011, Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for RAIN-related patent infringement. Despite the subsequent availability of an industry-wide license, we believe those lawsuits adversely affected demand for our products from 2011 to 2019. Subsequent litigation, including our patent litigation against NXP between 2019 and early 2024, may not have had as pronounced effects on demand as the Round Rock litigation, but could have dampened RAIN growth particularly in categories beyond those where RAIN is already established such as retail apparel. We, our partners, suppliers or end users could continue to be involved in intellectual property disputes in the future which could adversely affect our operating results and growth prospects.

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

As a participant in developing GS1 EPCglobal UHF Gen2, UHF Gen2 V2, UHF Gen2 V3, tag data standards, low-level reader protocol and other GS1 EPCglobal protocols, we agreed to license to other GS1 EPCglobal members, on a royalty-free basis, those of our patents necessary to practice those protocols, subject to us receiving reciprocal royalty-free rights from the other GS1 EPCglobal member practicing the protocol. As a participant in developing ISO standards, we agreed to license on a RAND basis those of our patents necessary to practice those standards, subject to us receiving a reciprocal RAND license from the other entity practicing the standard.

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

Although the Gen2 V3 protocol includes features for addressing consumer privacy and authenticating a tag, and although we have incorporated custom features in our products to further protect consumer privacy, a third party may still breach these features, including as implemented in our products, in which case our reputation could be damaged and our business and prospects could suffer.

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

As of March 31, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 51.0% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Chris Diorio, Chief Executive Officer and Vice Chair	Rule 10b5-1 Trading Arrangement	February 28, 2024	-	December 2, 2024	Up to 60,000

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

10.1†‡	Settlement and Patent Cross-License Agreement, dated as of March 13, 2024, by and among Impinj, Inc., NXP Semiconductors N.V. and NXP USA, Inc				X

10.2	Impinj, Inc. Outside Director Compensation Policy (as amended April 11, 2024 and effective March 31, 2024).				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

† Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. Impinj agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

‡ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act. Impinj agrees to promptly furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: April 24, 2024	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)