Form 10-Q
period 2024-06-30
IMPINJ INC
filed 2024-07-24
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 12, 2024, 28,116,027 shares of common stock were outstanding.

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
•
shortages of silicon wafers, integrated-circuit (IC) post processing capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins;
•
we rely on a small number of customers for a large share of our revenue;
•
our ability to affect or determine end-user demand is limited in part because we sell and fulfill primarily through partners and rarely to end users;
•
our growth strategy depends in part on the success of strategic relationships with third parties and their continued performance and alignment;
•
inherent difficulties protecting and enforcing our intellectual property;
•
we have been, and may in the future be, party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights and adversely affect RAIN adoption or adoption of our products or platform;
•
we have a history of losses and have only achieved profitability intermittently and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 46.6% of our outstanding common stock as of June 30, 2024, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$214,653	$94,793
Short-term investments	5,563	18,440
Accounts receivable, net	54,181	54,919
Inventory	80,773	97,172
Prepaid expenses and other current assets	3,148	4,372
Total current assets	358,318	269,696
Property and equipment, net	47,209	44,891
Intangible assets, net	11,645	13,913
Operating lease right-of-use assets	8,424	9,735
Other non-current assets	1,235	1,478
Goodwill	19,256	19,696
Total assets	$446,087	$359,409
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$15,305	$8,661
Accrued compensation and employee related benefits	12,549	8,519
Accrued and other current liabilities	2,848	8,614
Current portion of operating lease liabilities	3,462	3,373
Current portion of long-term debt	282,671	—
Current portion of deferred revenue	2,087	1,713
Total current liabilities	318,922	30,880
Long-term debt	—	281,855
Operating lease liabilities, net of current portion	7,546	9,360
Deferred tax liabilities, net	2,466	2,911
Deferred revenue, net of current portion	181	272
Total liabilities	329,115	325,278
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 28,073 and 27,166 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	28	27
Additional paid-in capital	504,206	463,900
Accumulated other comprehensive income (loss)	(418)	355
Accumulated deficit	(386,844)	(430,151)
Total stockholders' equity	116,972	34,131
Total liabilities and stockholders' equity	$446,087	$359,409

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$102,495	$85,986	$179,320	$171,883
Cost of revenue	44,979	42,172	84,256	84,539
Gross profit	57,516	43,814	95,064	87,344
Operating expenses:
Research and development	24,924	23,403	47,443	45,838
Sales and marketing	9,827	10,632	20,003	20,605
General and administrative	13,223	16,002	26,588	31,566
Amortization of intangibles	496	2,146	1,905	2,146
Restructuring costs	—	—	1,812	—
Total operating expenses	48,470	52,183	97,751	100,155
Income (loss) from operations	9,046	(8,369)	(2,687)	(12,811)
Other income, net	2,122	1,165	3,414	2,530
Income from settlement of litigation	—	—	45,000	—
Interest expense	(1,217)	(1,211)	(2,433)	(2,420)
Income (loss) before income taxes	9,951	(8,415)	43,294	(12,701)
Income tax benefit	12	349	13	277
Net income (loss)	$9,963	$(8,066)	$43,307	$(12,424)

Net income (loss) per share — basic	$0.36	$(0.30)	$1.57	$(0.47)
Net income (loss) per share — diluted	$0.34	$(0.30)	$1.44	$(0.47)
Weighted-average shares outstanding — basic	27,889	26,713	27,623	26,499
Weighted-average shares outstanding — diluted	29,422	26,713	31,718	26,499

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$9,963	$(8,066)	$43,307	$(12,424)
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	13	193	47	837
Foreign currency translation adjustment	(161)	87	(820)	87
Total other comprehensive income (loss)	(148)	280	(773)	924
Comprehensive income (loss)	$9,815	$(7,786)	$42,534	$(11,500)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$43,307	(12,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,908	6,066
Stock-based compensation	26,495	23,372
Restructuring equity modification expense	366	—
Accretion of discount or amortization of premium on investments	(109)	(1,285)
Amortization of debt issuance costs	815	802
Deferred tax expense	(372)	(399)
Revaluation of acquisition-related contingent consideration liability	986	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	699	(7,755)
Inventory	16,378	(64,733)
Prepaid expenses and other assets	1,461	2,277
Accounts payable	6,996	6,113
Accrued compensation and employee related benefits	4,056	(1,879)
Accrued and other liabilities	290	2,043
Acquisition-related contingent consideration liability	(2,556)	—
Operating lease right-of-use assets	1,293	1,331
Operating lease liabilities	(1,706)	(1,661)
Deferred revenue	312	(972)
Net cash provided by (used in) operating activities	105,619	(49,104)
Investing activities:
Proceeds from sales of investments	—	13,372
Proceeds from maturities of investments	13,033	92,424
Purchases of intangible assets	—	(250)
Purchases of property and equipment	(7,568)	(13,198)
Business acquisitions, net of cash acquired	—	(23,357)
Net cash provided by investing activities	5,465	68,991
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	13,446	5,753
Payment of acquisition-related contingent consideration	(4,602)	—
Net cash provided by financing activities	8,844	5,753
Effect of exchange rate changes on cash and cash equivalents	(68)	7
Net increase in cash and cash equivalents	119,860	25,647
Cash and cash equivalents
Beginning of period	94,793	19,597
End of period	$214,653	$45,244

Supplemental disclosure of cashflow information:
Cash paid for interest	1,617	1,617
Purchases of property and equipment not yet paid	1,198	1,973
Operating lease liabilities arising from obtaining ROU assets	—	979
Lease liabilities arising from remeasurement of ROU assets	—	159
26,396 shares of common stock issued for Voyantic Oy acquisition	—	3,579
Acquisition-related contingent consideration liability	—	4,602

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	494	1	6,916	—	—	6,917
Stock-based compensation	—	—	11,790	—	—	11,790
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	33,344	—	33,344
Other comprehensive loss	—	—	—	—	(625)	(625)
Balance at March 31, 2024	27,660	$28	$482,972	$(396,807)	$(270)	$85,923
Issuance of common stock	413	—	6,529	—	—	6,529
Stock-based compensation	—	—	14,705	—	—	14,705
Net income	—	—	—	9,963	—	9,963
Other comprehensive loss	—	—	—	—	(148)	(148)
Balance at June 30, 2024	28,073	$28	$504,206	$(386,844)	$(418)	$116,972

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	26,098	$26	$403,599	$(386,785)	$(1,249)	$15,591
Issuance of common stock	483	1	4,519	—	—	4,520
Stock-based compensation	—	—	10,224	—	—	10,224
Net loss	—	—	—	(4,358)	—	(4,358)
Other comprehensive loss	—	—	—	—	644	644
Balance at March 31, 2023	26,581	$27	$418,342	$(391,143)	$(605)	$26,621
Issuance of common stock	211	—	1,233	—	—	1,233
Stock-based compensation	—	—	13,148	—	—	13,148
Net loss	—	—	—	(8,066)	—	(8,066)
Common stock issued for Voyantic Acquisition (Note 4)	27	—	3,579	—	—	3,579
Other comprehensive income	—	—	—	—	280	280
Balance at June 30, 2023	26,819	$27	$436,302	$(399,209)	$(325)	$36,795

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

Licensing of Intellectual Property

On March 13, 2024, we and NXP Semiconductors N.V. ("NXP") entered into a Settlement and Patent Cross-License Agreement (the “Settlement Agreement”). Under the Settlement Agreement, NXP made a one-time payment of $45 million and agreed to make annual license fee payments on April 1 of each year, starting on April 1, 2024, until the termination of the Settlement Agreement. The annual license fee payment for 2024 was $15 million and will increase each subsequent year by a fixed percentage. We allocated the consideration from the Settlement Agreement to the related components of the agreement. During the first quarter of 2024, we recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations upon receipt. We will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each until the Settlement Agreement terminates. The license fee for the first annual usage period was recognized in the second quarter of 2024.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB released ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. We are currently evaluating the impact of this standard, if any, on our financial statement disclosures.

In December 2023, the FASB released ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the financial statements. The standard is effective for fiscal years beginning after December 31, 2024. We are currently evaluating impact of this standard, if any, on our financial statement disclosures.

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

We do not have any financial assets or liabilities in Level 3 as of June 30, 2024, and only had the liability for the earnout consideration related to the Voyantic Oy acquisition in Level 3 as of December 31, 2023. We classified this liability as Level 3 because we determined the fair value using significant unobservable inputs.

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

Contingent Consideration — The contingent consideration liability is related to our acquisition of Voyantic Oy (see Note 4: Goodwill and Intangible Assets). We paid the contingent consideration amount of $7.2 million in second-quarter 2024.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$181,391	$—	$—	$181,391	$78,661	$—	$—	$78,661
Total cash equivalents	181,391	—	—	181,391	78,661	—	—	78,661
Short-term investments:
U.S. government agency securities	—	3,493	—	3,493	—	11,893	—	11,893
Yankee bonds	—	1,998	—	1,998	—	1,951	—	1,951
Agency bonds	—	—	—	—	—	2,994	—	2,994
Asset-backed securities	—	72	—	72	—	1,602	—	1,602
Total short-term investments	—	5,563	—	5,563	—	18,440	—	18,440
Total	$181,391	$5,563	$—	$186,954	$78,661	$18,440	$—	$97,101

Acquisition related contingent consideration liability	—	—	—	—	—	—	6,180	6,180
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$6,180	$6,180

The following table presents additional information about liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value as of June 30, 2024 (in thousands):

Six Months Ended June 30,
2024
Balance as of January 1	$6,180
Change in fair value of contingent consideration liability due to remeasurement	986
Contingent consideration payment made	(7,166)
Balance as of June 30	$—

At the acquisition date, we recorded the contingent consideration related to the Voyantic Oy acquisition at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and gross margins. Developing and determining the unobservable inputs for Level 3 fair-value measurements and fair-value calculations is management's responsibility with assistance from a third-party valuation specialist. During the quarter ended June 30, 2024, we made the payment for contingent consideration and as of June 30, 2024, the contingent consideration liability is $0.

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

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	June 30, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$181,391	$—	$—	$181,391
U.S. government agency securities	3,496	—	(3)	3,493
Yankee bonds	1,998	—	—	1,998
Asset-backed securities	72	—	—	72
Total	$186,957	$—	$(3)	$186,954

	December 31, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$78,661	$—	$—	$78,661
U.S. government agency securities	11,932	—	(39)	11,893
Yankee bonds	1,956	—	(5)	1,951
Agency bond	2,998	—	(4)	2,994
Asset-backed securities	1,604	—	(2)	1,602
Total	$97,151	$—	$(50)	$97,101

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $2.0 million and immaterial unrealized losses as of June 30, 2024, and an estimated fair value of $10.2 million and $25,000 in unrealized losses as of December 31, 2023. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $3.6 million and immaterial unrealized losses as of June 30, 2024, and an estimated fair value of $8.2 million $26,000 in unrealized losses as of December 31, 2023.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$18,972	$21,773
Work-in-process	37,633	42,217
Finished goods	24,168	33,182
Total inventory	$80,773	$97,172

Note 4. Goodwill and Intangible Assets

On April 3, 2023, we acquired all outstanding equity of Voyantic Oy for an aggregate purchase price of $32.7 million. Our acquisition of Voyantic Oy adds label design, manufacturing and testing to our systems offerings, to advance the quality, reliability and readability of partner inlays. The consideration comprised (i) $3.6 million in shares of our common stock valued using the market price on the date of the acquisition, (ii) $4.6 million in deferred payments contingent upon revenue and gross margin performance over a one-year period from the acquisition date and (iii) the remainder in cash paid at closing.

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

The transaction-related costs for the acquisition were $0.1 million and $1.0 million for the three and six months ended June 30, 2024. These costs are related to the revaluation of the contingent consideration subsequent to the acquisition date and are included in general and administrative expenses in the condensed consolidated statements of operations. See Note 2. Fair Value Measures for additional information on the contingent consideration.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$19,696	$3,881
Additions from acquisition	—	15,590
Foreign currency translation adjustment	(440)	45
Total	$19,256	$19,516

As of June 30, 2024, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	$751	$(751)	$—
Customer Relationships	1	3,595	(3,595)	—
Developed Technology	7.25	12,662	(2,183)	10,479
Patent	3	250	(80)	170
Tradename	8	1,180	(184)	996
Total definite-lived intangible assets (1)		18,438	(6,793)	11,645
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted average life of our intangible assets is approximately six years. Amortization of intangible assets was $0.5 million and $1.9 million for the three and six months ended June 30, 2024, respectively and $2.1 million for the three and six months ended June 30, 2023.

As of June 30, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2024	989
2025	1,977
2026	1,939
2027	1,894
2028	1,894
Thereafter	2,952
Total	$11,645

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units ("RSUs") with a service condition, and RSUs with market and service conditions ("MSUs").

The following table summarizes activity for RSUs and MSUs for the six months ended June 30, 2024 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2023	1,078	174
Granted	397	161
Vested	(313)	(98)
Forfeited	(97)	(2)
Outstanding at June 30, 2024	1,065	235

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$534	$472	$987	$889
Research and development expense	6,543	5,879	11,805	10,448
Sales and marketing expense	2,802	2,790	5,211	4,929
General and administrative expense	4,826	4,007	8,492	7,106
Total stock-based compensation expense	$14,705	$13,148	$26,495	$23,372

Note 6. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 12, Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our commitments and contingencies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except for “Obligations with Third Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $27.8 million of inventory as of June 30, 2024.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of June 30, 2024 and December 31, 2023, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

On March 13, 2024, while additional trials were pending in China and Texas, and post-trial motions and appeals were pending in China and the U.S., we and NXP entered into the Settlement Agreement. Under the agreement we and NXP agreed to terminate and withdraw all pending proceedings and release one another for all patent infringement claims preceding March 31, 2024 and grant to each other non-exclusive, worldwide patent licenses to make, have made, import, use, offer for sale, and sell their respective products and services, subject to the terms of the agreement. The Settlement Agreement will remain in force until all the valid claims of a specified set of Impinj patents (the “Indicator Patents”) expire in about ten years. Either party can terminate the Settlement Agreement if the other party materially breaches the terms of the Agreement and NXP can terminate the Settlement Agreement if it successfully designs out all valid claims of the Indicator Patents.

Under the Settlement Agreement, NXP paid us a one-time amount of $45 million and agreed to make annual license fee payments, if the specified set of Indicator Patents are still in use, on April 1 of each year, effective April 1, 2024. The annual license fee will increase by a fixed percentage each year after 2024 for the remaining term of the Settlement Agreement. We have no obligation to pay NXP under the Settlement Agreement.

We allocated the consideration from the Settlement Agreement to the components of the Settlement Agreement. We recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations in the first quarter of 2024, upon receipt. Licensing of our intellectual property is part of our ongoing operations and therefore, we will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year until the Settlement Agreement terminates. We recognized the first annual license fee of $15 million in revenue in the second quarter of 2024.

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	June 30, 2024			December 31, 2023
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,500	(4,830)	282,670	287,500	(5,645)	281,855

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

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

Our common stock exceeded 130% of the conversion price of the 2021 Notes for more than 20 trading days during the 30 consecutive trading days ended June 30, 2024. Accordingly, the 2021 Notes are convertible at the option of the holders as of June 30, 2024 and have been reclassified to current portion of long-term debt on the condensed consolidated balance sheet as of June 30, 2024. The “if-converted value” exceeded the principal amounts by $118.4 million based on the closing price of our common stock of $156.77 as of June 30, 2024.

Interest expense related to the Notes was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	2021 Notes	2021 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	409	402	816	802
Cash interest expense	808	809	1,617	1,618
Total interest expense	$1,217	$1,211	$2,433	$2,420

Accrued interest related to the 2021 Notes as of June 30, 2024 and December 31, 2023 was $0.4 million, for both periods. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $446.2 million and $314.0 million as of June 30, 2024 and December 31, 2023, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Earnings (Loss) Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$9,963	$(8,066)	$43,307	$(12,424)
Interest add back	—	—	2,433	—
Net income (loss) attributable to common stock holders	$9,963	$(8,066)	$45,740	$(12,424)
Denominator:
Weighted average common shares outstanding, basic	27,889	26,713	27,623	26,499
Dilutive effect of:
Stock plans	1,533	—	1,506	—
2021 Notes	—	—	2,589	—
Weighted average common shares outstanding, diluted	29,422	26,713	31,718	26,499

Net earnings (loss) per share — basic	$0.36	$(0.30)	$1.57	$(0.47)
Net earnings (loss) per share — diluted	$0.34	$(0.30)	$1.44	$(0.47)

Basic net earnings (loss) per share is calculated using our net income (loss) and our weighted average outstanding common shares.

Diluted net earnings (loss) per share is calculated using our net income (loss) attributable to common stockholders with interest charges applicable to our convertible debt added back under the if converted method, if dilutive, and our weighted average outstanding common shares including the dilutive effect of stock awards and employee stock purchase plan shares as determined under the treasury stock method and of our convertible notes using the if converted method, if dilutive. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our convertible notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	—	1,543	—	1,543
RSUs, MSUs and PSUs	114	1,475	737	1,475
Employee stock purchase plan shares	—	23	—	23
2021 Notes	2,589	2,589	—	2,589

Note 9. Segment Information

We have one reportable and operating segment: developing and selling of our RAIN products and services. We identified our operating segment based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. Accordingly, we have determined we have a single reportable and operating segment.

Our chief executive officer reviews information about our revenue categories, endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Endpoint ICs	$89,392	$64,905	$150,898	$131,954
Systems	13,103	21,081	28,422	39,929
Total revenue	$102,495	$85,986	$179,320	$171,883

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.1 million of revenue related to amounts included in deferred revenue as of December 31, 2023 for the six months ended June 30, 2024. We recognized $2.0 million of revenue related to amounts included in deferred revenue as of December 31, 2022 for the six months ended June 30, 2023.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$1,985	$2,599
Opening balance from Voyantic acquisition	—	1,233
Deferral of revenue	1,630	1,672
Recognition of deferred revenue	(1,347)	(2,640)
Balance at end of period	$2,268	$2,864

Note 11. Related-Party Transactions

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $250,000. The patent is included in the Indicator Patents, expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our condensed consolidated balance sheet as of June 30, 2024.

Note 12. Restructuring

On February 7, 2024, we initiated a strategic restructuring to align financial, business and research and development objectives for long-term growth, including a reduction-in-force affecting approximately 10% of our employees. We incurred restructuring charges of $1.8 million for employee terminations benefits, including equity modification expense for the three and six months ended June 30, 2024. Restructuring payments were complete as of June 30, 2024.

A summary of accrued restructuring costs as of June 30, 2024 is shown in the table below (in thousands):

Six months ended June 30, 2024
Restructuring costs	1,812
Non cash payments	(366)
Cash payments	(1,446)
Accrued restructuring costs as of June 30, 2024	$—

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
•
the impact of any future health outbreak or pandemic, including a potential resurgence of Covid-19 on our business, operations and financial condition as well as on macroeconomic conditions;
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

Product Adoption and Unit Growth Rates

Enterprises have significantly adopted RAIN in retail apparel, our largest market, and SC&L, but the rate of adoption and unit growth rates have been uneven and unpredictable. From 2010 to 2023, our overall endpoint IC sales volumes increased at a 26% compounded annual growth rate; however, we have experienced uneven growth rates in various periods.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in 2021, we generated 13% of our quarterly revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. We did not have comparable project-based revenue in 2022, 2023 or first-half 2024.

Seasonality and Pricing

We typically negotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year. In the past, this negotiation typically resulted in reduced revenue and gross margins in the first quarter compared to prior periods, which then normalized in subsequent quarters as we reduced costs and adjust product mix by migrating those OEMs and end users to newer, lower-cost products.

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

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	2024	2023	Change
Revenue	$102,495	$85,986	$16,509	$179,320	$171,883	$7,437
Gross profit	$57,516	$43,814	$13,702	$95,064	$87,344	$7,720
Gross margin	56.1%	51.0%	5.1%	53.0%	50.8%	2.2%
Income (loss) from operations	$9,046	$(8,369)	$17,415	$(2,687)	$(12,811)	$10,124

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Revenue and gross profit increased, due primarily to higher endpoint IC revenue partially offset by lower systems revenue. The endpoint IC revenue increase was driven primarily by licensing revenue as well as higher endpoint IC shipment volumes when compared to the prior-year period. Systems revenue decreased, due primarily to lower shipment volumes. Gross margin increased, due primarily to the high-margin licensing revenue contribution, slightly offset by a decrease in product margins due to revenue mix between endpoint ICs and systems. Income from operations increased, due primarily to increased gross profit and decreased operating expenses. The operating expense decrease was due to lower general and administrative costs, sales and marketing costs and amortization of intangibles, partially offset by higher research and development costs.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Revenue and gross profit increased, due primarily to higher endpoint IC revenue partially offset by lower systems revenue. The endpoint IC revenue increase was driven primarily by licensing revenue as well as higher endpoint IC shipment volumes when compared to the prior-year period. Systems revenue decreased, due primarily to lower shipment volumes. Gross margin increased, due primarily to the high-margin licensing revenue contribution. Loss from operations decreased, due primarily to increased gross profit and decreased operating expenses. The operating expense decrease was due primarily to lower general and administrative costs and sales and marketing costs, partially offset by higher research and development and restructuring costs.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Endpoint ICs	$89,392	$64,905	$24,487	$150,898	$131,954	$18,944
Systems	13,103	21,081	(7,978)	28,422	39,929	(11,507)
Total revenue	$102,495	$85,986	$16,509	$179,320	$171,883	$7,437

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, readers, gateways, test and measurement solutions and licensing. We sell our endpoint ICs and test and measurement solutions primarily to inlay manufacturers; our reader ICs primarily to OEMs and ODMs through distributors; and our readers and gateways to solutions providers, VARs and SIs, also primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Endpoint IC revenue increased $24.5 million, due to a $15.0 million increase in licensing revenue and a $17.7 million increase in shipment volumes, partially offset by a $8.2 million decrease from lower ASP due primarily to a product mix shift within the 300mm products, and to a lesser extent, short term special pricing incentives on legacy products. The product mix shift within the 300mm products was due primarily to higher contribution from authentication ICs in prior year.

Systems revenue decreased $8.0 million, due primarily to a decrease in shipment volumes. Reader and gateway revenues decreased $3.4 million and $3.9 million, respectively, and non-recurring engineering revenue decreased $0.5 million. These decreases were partially offset by an increase in reader IC revenue due to increased shipment volumes.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Endpoint IC revenue increased $18.9, million due to a $15.0 million increase in licensing revenue that did not occur in the prior-year period and a $15.2 million increase in shipment volumes, partially offset by a $11.3 million decrease from lower ASP due primarily to a product mix shift within the 300mm products, and to a lesser extent, short term special pricing incentives on legacy products. The product mix shift within the 300mm products was due primarily to higher contribution from authentication ICs in prior year.

Systems revenue decreased by $11.5 million due primarily to a decrease in shipment volumes. Reader revenue decreased $6.9 million, gateway revenue decreased $5.4 million, reader IC revenue decreased $1.6 million and nonrecurring engineering revenue decreased $0.5 million. The decrease was partially offset by an increase of $2.9 million from test and measurement solutions revenue.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	2024	2023	Change
Cost of revenue	$44,979	$42,172	$2,807	$84,256	$84,539	$(283)
Gross profit	57,516	43,814	13,702	95,064	87,344	7,720
Gross margin	56.1%	51.0%	5.1%	53.0%	50.8%	2.2%

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

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Gross profit increased, due primarily to increased endpoint IC revenue, partially offset by decreased systems revenue. Gross margin increased, due primarily to high-margin licensing revenue recognized in the second quarter of 2024 that did not occur in the prior-year period, slightly offset by a decrease in product margins due to revenue mix between endpoint ICs and systems.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Gross profit increased, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. Gross margin increased, due primarily to high-margin licensing revenue recognized in the year that did not occur in the prior year.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$24,924	$23,403	$1,521	$47,443	$45,838	$1,605

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

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Research and development expense increased $1.5 million, due primarily to increases of $2.6 million in personnel expenses related to higher bonus achievement and higher taxes associated with equity vesting; $0.7 million in stock-based compensation expense primarily related to increased outstanding equity grants; and $0.4 million in infrastructure costs; partially offset by a $2.0 million decrease in product development costs due to timing.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Research and development expense increased $1.6 million, due primarily to increases of $3.2 million in personnel expenses from higher bonus achievement, higher headcount primarily related to our acquisition of Voyantic and higher taxes associated with equity vesting; $1.4 million in stock-based compensation expense primarily related to increased outstanding equity grants; and $0.7 million in infrastructure costs; partially offset by a $3.5 million decrease in product development costs due to timing.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Sales and marketing	$9,827	$10,632	$(805)	$20,003	$20,605	$(602)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Sales and marketing expense decreased $0.8 million, due primarily to decreases in personnel expenses resulting from a decrease in headcount, partially offset by higher bonus achievement.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Sales and marketing expense decreased $0.6 million, due primarily to decreases of $0.5 million in personnel expenses resulting from a decrease in headcount, partially offset by higher bonus achievement.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
General and administrative	$13,223	$16,002	$(2,779)	$26,588	$31,566	$(4,978)

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

Three months ended June 30, 2024 compared with three months ended June 30, 2023

General and administrative expense decreased $2.8 million, due primarily to a decrease of $5.5 million in professional services related to decreased legal fees and transaction expenses in current year. This decrease was partially offset by increases of $1.7 million in personnel expenses primarily from higher bonus achievement and higher taxes associated with equity vesting and $0.8 million in stock compensation expense due primarily to increased outstanding equity grants.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

General and administrative expense decreased $5.0 million, due primarily to a decrease of $8.5 million in professional services due primarily to decreased legal fees and transaction expenses in the current year. This decrease was offset by an increase of $2.0 million in personnel expenses from higher bonus achievement, higher headcount and higher taxes associated with equity vesting, as well as an increase of $1.4 million in stock-based compensation expense, due primarily to increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Amortization of intangibles	$496	$2,146	$(1,650)	$1,905	$2,146	$(241)

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Amortization of intangibles decreased $1.7 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had a useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Amortization of intangibles decreased $241,000. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had a useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Restructuring Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Restructuring costs	$—	$—	$—	$1,812	$—	$1,812

Three months ended June 30, 2024 compared with three months ended June 30, 2023

There were no restructuring costs for the three months ended June 30, 2024 and 2023.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

The increase in restructuring costs relates to the restructuring we initiated on February 7, 2024. See Note 12, Restructuring for further details.

Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Other income, net	$2,122	$1,165	$957	$3,414	$2,530	$884

Other income, net comprises primarily interest income on our short-term investments.

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Other income, net increased from the prior period due to increased interest income given higher invested balances and higher interest rates.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Other income, net increased from the prior period due to increased interest income given higher invested balances and higher interest rates.

Income From Settlement of Litigation

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Income from settlement of litigation	$—	$—	$—	$45,000	$—	$45,000

Three months ended June 30, 2024 compared with three months ended June 30, 2023

There was no income from litigation for the three months ended June 30, 2024 and 2023.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

The increase in income from settlement of litigation relates to the Settlement Agreement with NXP on March 13, 2024. See Note 6, Commitments and Contingencies for further details.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest expense	$1,217	$1,211	$6	$2,433	$2,420	$13

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Interest expense was comparable for the periods.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Interest expense was comparable for the periods.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Income tax benefit	$12	$349	$(337)	$13	$277	$(264)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense decreased $0.3 million for the three and six months ended June 30, 2024 compared to the prior-year periods due to changes in our estimated effective tax rate after we acquired Voyantic Oy.

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

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Net income (loss)	$9,963	$(8,066)	$18,029	$43,307	$(12,424)	$55,731
Adjustments:
Other income, net	(2,122)	(1,165)	(957)	(3,414)	(2,530)	(884)
Interest expense	1,217	1,211	6	2,433	2,420	13
Income tax expense (benefit)	(12)	(349)	337	(13)	(277)	264
Depreciation and amortization	2,999	4,273	(1,274)	6,908	6,066	842
Stock-based compensation	14,705	13,148	1,557	26,495	23,372	3,123
Restructuring costs	—	—	—	1,812	—	1,812
Acquisition related expense	79	630	(551)	986	1,672	(686)
Purchase accounting adjustments	—	276	(276)	—	276	(276)
Income on settlement of litigation	—	—	—	(45,000)	—	(45,000)
Adjusted EBITDA	$26,829	$9,958	$16,871	$33,514	$18,575	$14,939

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Net income (loss)	$9,963	$(8,066)	$18,029	$43,307	$(12,424)	$55,731
Adjustments:
Depreciation and amortization	2,999	4,273	(1,274)	6,908	6,066	842
Stock-based compensation	14,705	13,148	1,557	26,495	23,372	3,123
Restructuring costs	—	—	—	1,812	—	1,812
Acquisition related expense	79	630	(551)	986	1,672	(686)
Purchase accounting adjustments	—	276	(276)	—	276	(276)
Income on settlement of litigation	—	—	—	(45,000)	—	(45,000)
Income tax effects of adjustments (1)	(2,433)	(965)	(1,468)	(3,024)	(1,783)	(1,241)
Non-GAAP net income	$25,313	$9,296	$16,017	$31,484	$17,179	$14,305
(1) The tax effects of the adjustments are calculated using the statutory rate, taking into consideration the nature of the item and relevant taxing jurisdiction.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $220.2 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper, asset-backed securities and money market funds. As of June 30, 2024, we had working capital of $39.4 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$105,619	$(49,104)
Net cash provided by (used in) investing activities	5,465	68,991
Net cash provided by financing activities	8,844	5,753

Operating Cash Flows

For the six months ended June 30, 2024, we generated $105.6 million of net cash from operating activities. These net cash proceeds were due primarily to $78.4 million of net income adjusted for non-cash items and $27.2 million in working capital due primarily to lower inventory.

For the six months ended June 30, 2023, we used $49.1 million of net cash from operating activities. This net cash usage was due primarily to $65.2 million in working capital due primarily to higher inventory and accounts receivable offset by higher accounts payable and $16.1 million of net loss adjusted for non-cash items.

Investing Cash Flows

For the six months ended June 30, 2024, we generated $5.5 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $13.0 million, partially offset by cash paid for equipment purchases of $7.6 million.

For the six months ended June 30, 2023, we generated $69.0 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $92.4 million and investment sales of $13.4 million, respectively, partially offset by cash paid for the Voyantic Oy acquisition of $23.4 million and net property and equipment purchases of $13.2 million.

Financing Cash Flows

For the six months ended June 30, 2024, we generated $8.8 million of net cash from financing activities. These net cash proceeds were due to stock-option exercises and our employee stock purchase plan, offset by $4.6 million of cash paid for the earnout payment related to the Voyantic Oy acquisition.

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

Convertible Notes – As of June 30, 2024 the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

Purchase Commitments – Purchase commitments as of June 30, 2024 total $27.8 million and comprise noncancelable commitments to purchase inventory.

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

We had cash, cash equivalents and short-term investments of $220.2 million as of June 30, 2024. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We are subject to risks associated with transactions that are denominated in currencies other than our functional currency and the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our reporting process. The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net on the consolidated statements of operations. One of our European subsidiaries utilize Euros as their functional currency, which results in a translation adjustment that we include as a component of accumulated other comprehensive income. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.

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

•
Endpoint ICs: NXP, EM Microelectronic, Kiloway, Quanray, Shanghai Fudan Microelectronics Group, Alibaba and Alien.
•
Reader ICs: Phychips Inc, Shanghai Fudan Microelectronics Group and MagicRF.
•
Readers and gateways: Zebra.
•
Test and measurement systems: CISC.

These competitors include companies that have much greater financial, operating, research and development, marketing and other resources than us. To gain market share, they could discount their products and accept lower margins, or they could maintain margins by achieving cost savings through better, more efficient designs or production methods. They could devote more resources than we can to product development, promotion, sales and support. They could also bundle other technologies, including those we do not have in our product portfolio, with their RAIN products.

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

Our financial performance depends on the pace of end-user RAIN adoption in key markets, such as retail apparel (our largest market), retail general merchandise and SC&L. Although RAIN has been adopted to some degree by end users in those markets, those end users as well as the markets themselves are subject to business cycles and macroeconomic trends. Continued RAIN adoption by those end users and in those markets may be at risk if and when negative business or economic conditions arise.

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

We have, at times, anticipated and forecasted a pace of end-user adoption that exceeded the actual pace of adoption. We expect continued difficulty forecasting the pace of adoption. As a result, we may be unable to accurately forecast our future operating results including revenue, gross margins, cash flows and—profitability, any or all of which could negatively impact our financial performance.

We must introduce new products, product enhancements and services to compete effectively.

We introduce new products and services to advance our business, satisfy increasingly demanding end-user requirements and grow RAIN market adoption. We commit significant resources developing and introducing these new products and services, and to improving the performance and reliability of, and reducing the costs of, our existing products and services.

Whether our new or enhanced products and services will succeed is uncertain. Our success developing the technologies, processes or capabilities necessary or desired for new or enhanced products and services, or licensing or otherwise acquiring them from third parties, and our ability to introduce new or enhanced products and services before our competition, depends on many factors, including:

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
•
the quality, reliability and selling price of our product or service; and
•
the effectiveness of our marketing, sales and support.

When we introduce new products and services, our success in ramping adoption depends, in part, on us making those products and services easy for our partners and end users to deploy and use. For example, for our new M800-family endpoint ICs, we are currently significantly supporting our inlay partners to produce high-performing, high-quality inlays. Until our partners are able to deploy our products widely, adoption and our operating results could suffer.

Our abilities to deliver enterprise solutions at scale are nascent.

We believe we are still at a very early stage in our ability to deliver enterprise solutions. We are developing solutions for retail self-checkout and loss prevention and SC&L package routing that have been, or that we expect to be, deployed by the industry-leading enterprise end users. However, to fully capitalize on our platform's potential, we must make our current offerings repeatable across multiple enterprises as well as deliver additional solutions to enterprise needs. We must also develop relationships with top-tier solution partners to gain access to and address challenging new use cases. If we do not succeed in identifying, developing, selling and deploying enterprise solutions, particularly solutions that rely on autonomous reading, with top-tier partners and end users and across a range of markets and use cases, then our business prospects will suffer.

Delivering enterprise solutions requires a network of partner products and services that complement our own product offerings and that together address enterprise needs. Convincing enterprises to partner with us to solve their business problems—including evaluation, design, deployment, operations and services, as well as integrating RAIN data into the enterprise's information systems—requires tight coordination among our and our partners' sales, marketing, operations and engineering teams. We, or our partners, may be unable to successfully acquire customers for our enterprise solutions, or successfully address our market opportunity. Although we have partners who can successfully introduce our platform, or aspects of it, to their customers, even today their knowledge of our platform and RAIN in general is often still nascent. If we do not build our network of solutions, and partners to deliver those solutions, and broaden our efforts to deliver solutions that leverage our platform in large, complex enterprise opportunities, then our business prospects will suffer.

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

To compete profitably we must continually improve our technology and processes, reduce unit costs in line with lower selling prices, and introduce new, higher margin products. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs, or if we are unable to introduce new products that command higher prices and better gross margins, then our overall revenue and gross margins will suffer.

Though less common, we have also increased prices from time to time, especially during times of increasing wafer costs. For example, we raised prices in 2021, 2022 and 2023 to accommodate higher costs. We may be required to raise prices again if macroeconomic conditions, including inflation, create upward pressure on our product costs. Increased prices could dampen adoption and market growth.

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

Endpoint IC sales, which constitute and likely will continue to constitute the majority of our product revenue, have, for the most part, lower gross margins than our systems product sales. Our overall product gross margins are affected by product mix, which can fluctuate based on supply and demand, competitive pressures and end-user needs and demand. A shift in sales mix away from our higher margin products to lower margin products, either within our endpoint IC product portfolio or from our systems business to our endpoint ICs, could negatively affect our gross margins.

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

Persuading end users or partners to design our products into their business processes or products requires educating them about RAIN’s and our products’ value. They may use other technologies or products and may not be receptive to introducing RAIN into their business processes or products. Even when convinced, they often undertake long pilot programs and qualifications prior to placing orders. These pilot programs and qualifications can be time-consuming and expensive, and there is no assurance they will result in an order for our products. If we fail to develop new products that adequately or competitively address end users’ or our partners’ needs, then we may not receive product orders, which could adversely affect our business, prospects and operating results.

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

Solution providers and SIs are essential to the RAIN market. They provide deployment know-how to enable end users to successfully deploy RAIN solutions. Integrating our products with end-user information systems could prove more difficult or time-consuming than we or they anticipate, which could delay deployments.

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

Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the European Union, or the EU.

If spectrum regulations or the application or enforceability or such regulations should change, or if our products were found to be noncompliant despite being certified, we could need to redesign our products, potentially resulting in significant costs, including costs associated with obsolete inventory. Regulatory changes may also cause us to forego opportunities, adversely affecting our business.

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

Our licensing program is nascent.

While we believe we have valuable RAIN intellectual property and aspire to monetize that intellectual property by licensing it to third parties, including third parties who compete with us to some extent, our experience in doing so is nascent, and our ability to grow licensing revenue remains subject to numerous risks and uncertainties. To materially grow our licensing program and revenues, we will need to maintain and grow our intellectual property portfolio and continue to research and develop RAIN innovations that will generate and maintain demand for licenses to our technology and features. We will also need to develop and maintain an ability to monitor infringement of our intellectual property rights by others and possibly seek enforcement action against those who attempt to infringe our intellectual property rights. These enforcement actions could require significant investments in management time and attention as well as cash as we incur legal and other expenses. They could also compete with our objectives in other areas of our business such as wanting to maintain close, strategic relationships with important partners or end users of our products. These are just some of the risks and uncertainties we face with respect to our nascent licensing program.

We currently derive a substantial share of our licensing revenues from NXP, our primary endpoint IC competitor, based on our Settlement Agreement with them. For more information regarding the terms of our Settlement Agreement with NXP, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report. If NXP were to breach its license payment obligations, or if NXP were to design around our intellectual property rights and exercise its right to terminate our license before the end of the agreement's 10-year term, our licensing revenues would decline and our overall results of operations and cash flows would suffer.

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
•
Supply disruptions may affect our ability to meet partner or end-user demand, whether in a cost-effective manner or at all, potentially causing those partners or end users to cancel orders, qualify alternative suppliers or purchase from our competitors. Supply disruptions can also distort demand, making it even harder to meet true demand.

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

Wafer shortfalls limit sales and may cause market-share losses. We expect wafer capacity in at least some of the semiconductor nodes we use to be tight for the foreseeable future. We procure wafers on a purchase-order basis, so our wafer supply is not guaranteed, and we may not receive adequate supply from our foundry partners when shortages occur.

Wafer shortages may also artificially increase bookings as customers over-order our products, and then cause sales declines as those customers consume their accumulated inventory. Additionally, if our suppliers charge us more but we are unable to raise our prices to cover those higher costs, our gross margins and other financial results could suffer.

Shortages of our silicon products can also occur due to post-processing constraints. To convert the wafers we receive from our foundry partner into saleable ICs, we perform additional steps including testing, thinning, bumping and dicing. If our third-party suppliers are unable to efficiently perform these steps, and our production capacity is constrained as a result, we may be unable to satisfy demand for our products and our financial results could suffer.

We have also experienced shortages and price increases for components we use in our readers and gateways, as well as in packaging and test capacity for our reader ICs, and we may continue to experience such shortages and price increases in the future. Any such shortages or price increases will negatively impact our product availability and costs and our financial results will suffer.

We bear inventory risks because our products have relatively long lead times, demand for our products are hard to accurately forecast, and we rely on partners to sell and distribute our products.

We maintain inventory to meet customer demand. To guard against wafer shortages, and to allow for production risks given the relatively long lead times for our many of our products, we may invest in inventory to support anticipated business growth, like we did with endpoint IC inventory in 2017, 2020 and late 2022/early 2023. When we introduce new products, we may also initially carry higher inventory or have slower inventory turns depending on market acceptance.

We typically order products from our suppliers based on partner forecasts before we receive purchase orders. However, many of our partners have difficulty accurately forecasting their demand and the timing of that demand, and sometimes cancel orders or reschedule product shipments, in some cases with little or no advance notice to us. Partners will also sometimes give us soft commitments for large orders that do not materialize. We have additional uncertainty arising from competition and from unanticipated external events, such as macroeconomic trends or events and changes in regulatory standards, all of which can adversely affect demand and consequently our inventory levels, sales and operating results.

High inventory levels can increase expenses or reserves and expose us to a higher risk of product obsolescence, especially when we introduce new products and technologies. If we are unable to sell the inventory we purchased, or if we must sell it at lower prices, then our business will be negatively impacted.

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

Foreign acquisitions involve additional risks beyond those above, including those related to integrating operations across different cultures and languages, currency risks and the economic, political and regulatory risks associated with other countries. Also, the anticipated benefit of any acquisition, domestic or foreign, may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt incurrence, contingent liabilities or amortization expenses or goodwill write-offs, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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
•
restrictions on earnings repatriation;
•
corrupt or unethical practices in foreign jurisdictions that may subject us to exposure under applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, and the United Kingdom Bribery Act of 2010; and
•
regulations, and changes thereof, relating to data privacy, cybersecurity and the unauthorized use of, or access to, commercial and personal information, particularly in Europe.

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

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events or other developments—could slow or halt product shipments or disrupt our ability to manufacture, test or post-process our products., as well as our ability to effectively and timely execute on end user deployments. We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions, including Thailand, Malaysia, Taiwan and China. Some of these jurisdictions experienced significant restrictions during the Covid-19 pandemic. These jurisdictions have also experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future.

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

We engage directly with some end users. Their projects, often involving large purchases of our readers and gateways, are often discrete deployments that can result in significant sales for periods of time. They also increase the volatility of our revenue and operating results. If we are unable to replace project-based revenue with new revenue streams, or if end users with large projects change or delay those projects without providing us with adequate notice, then our sales could decline from period to period and harm our stock price.

Our ability to affect or determine end-user demand is limited in part because we sell and fulfill primarily through partners and rarely directly to end users.

End users drive demand for our products but because we sell our products primarily through partners, we are one step removed from those end users and are often unable to directly assess and affect their demand. Our partners may choose to prioritize selling our competitors’ products over ours, or they may offer products that compete with our products or limit sales of our products. If our partners do not sell enough of our products or if they choose to decrease their inventories of our products, then our sales to those partners and our revenue will decline.

Our partners may not properly forecast end users’ demand for our products.

Our partners may purchase more of our products than they need to satisfy end-user demand, increasing their inventory and reducing our future sales to them. Distributors may, subject to time and quality limitations, return products in exchange for other products. Our reserve estimates for products stocked by our distributors are based primarily on reports provided to us by those distributors, typically monthly. If the inventory and resale information our partners and distributors provide is inaccurate, or if we do not receive it in a timely manner, then we may not have a reliable view of products being sold to end users which could negatively impact our operating results.

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

Investors, governmental and nongovernmental organizations, partners and end users are increasingly focusing on environmental, social and governance, or ESG, practices. Our ESG practices may not meet their standards, and they as well as advocacy groups may campaign for us to change our business or practices to address their ESG-related concerns. Our failure, or perceived failure, to adequately respond to any such campaigns could harm our business and reputation and negatively impact the market price of our securities. Moreover, with the continued evolution of ESG practices and reporting and disclosure requirements, our costs related to those ESG practices and reporting and disclosure requirements could increase, which could negatively affect our operating results. For example, the SEC has adopted final rules regarding climate-related disclosures in public companies’ periodic reporting, and compliance with these rules—including the implementation of necessary internal controls and reporting procedures—may lead to increased expenses and additional demands on our management and board of directors.

Risks Relating to Our Intellectual Property

If we are unable to protect our intellectual property, then our business could be adversely affected.

Our success depends in part upon our ability to obtain, maintain and enforce our patents, copyrights, trade secrets, trademarks and other intellectual property rights and prevent third parties from infringing, misappropriating or circumventing those rights. We have historically focused on filing U.S. patent applications, for many reasons, including the fact that a significant portion of RAIN products are used in or imported into the United States. We have only a small number of foreign patents and applications. We also only have registered trademarks and domain names in select countries where we believe filing for such protection is appropriate. By focusing our intellectual property protection on the United States and a small number of foreign countries, we have a limited ability to assert intellectual property rights outside the United States, including in some significant foreign markets such as China. Moreover, the global manufacturing and distribution systems for tags or labels incorporating our endpoint IC products could complicate our efforts to enforce our U.S. patents.

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

Patent litigation is complex and uncertain. We may or may not prevail in patent-related proceedings and such proceedings may result in increased legal expenses, additional demands on our management’s time and attention, and negative effects on our relationships with partners or end users. If any pending or future proceedings result in an adverse outcome, our intellectual property rights could be weakened and we could be required to:

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

Many of our agreements require us to indemnify and defend partners and end users from third-party infringement claims and pay damages in the case of adverse rulings. These damages could be sizable and disproportionate to the business we derive from those partners or end users. Moreover, we may not know whether we are infringing a third party’s intellectual property rights due to the large number of RAIN-related patents or other systemic factors. For example, patent applications in the United States are maintained in confidence for up to 18 months after filing or, in some instances, for the entire time prior to patent issuance. Consequently, we may not be able to account for such rights until after a patent issues.

Intellectual property policies of industry standards organizations in whose working groups we participate could require us to provide royalty-free licenses of some to our intellectual property.

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

We have incurred losses since our inception in 2000, with a net loss of $43.4 million for the year ended December 31, 2023, and an accumulated deficit of $430.2 million as of December 31, 2023. Although we reported GAAP net income for the first and second quarters of 2024, there can be no assurance that we will be able to sustain profitability in the future. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN industry adoption and us maintaining or growing our market share. Our costs to support operations, product development and business and personnel expansion in sales, engineering and marketing are significant and are likely to increase as we invest to grow the market and our share of it, reduce our costs and improve our operations. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our share of it fail, then we may not attain or sustain profitability.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. During the ordinary course of business, we use significant judgment in evaluating our worldwide income tax obligations and we conduct many transactions for which the ultimate tax determination is uncertain. Although we believe our tax determinations are proper, the final determination of any tax audits and any possible litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

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

In December 2019, we issued the 2019 Notes. When we did so, we entered into privately negotiated capped-call transactions with financial counterparties to mitigate the dilutive impact on the Company above a given stock price. We left those capped-call transactions intact after we acquired the remainder of the outstanding 2019 Notes in June 2022. From time to time, the financial counterparties to the capped calls may modify their hedge positions by entering into or unwinding various derivative transactions involving our stock or by purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped calls. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 8 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of June 30, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 46.6% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Provisions of our certificate of incorporation and our bylaws may delay or discourage transactions involving an actual or potential change in our control or in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions could, therefore, adversely affect our stock price. Among other things, our certificate of incorporation and bylaws:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Jeff Dossett, Chief Revenue Officer	Rule 10b5-1 Trading Arrangement	May 1, 2024	-	January 31, 2025	Up to 30,000

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: July 24, 2024	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)