Form 10-Q
period 2024-09-30
IMPINJ INC
filed 2024-10-23
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 11, 2024, 28,288,561 shares of common stock were outstanding.

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
•
our ability to deliver enterprise solutions at scale are nascent;
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
•
shortages of silicon wafers, integrated-circuit (IC) post-processing capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins;
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
•
we have a history of losses and have only achieved profitability periodically and we cannot be certain that we will attain or sustain profitability in the future;
•
we have a history of significant fluctuations in our quarterly and annual operating results;
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 47.2% of our outstanding common stock as of September 30, 2024, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$73,704	$94,793
Short-term investments	96,551	18,440
Accounts receivable, net	64,378	54,919
Inventory	88,357	97,172
Prepaid expenses and other current assets	6,097	4,372
Total current assets	329,087	269,696
Long-term investments	57,122	—
Property and equipment, net	49,908	44,891
Intangible assets, net	11,563	13,913
Operating lease right-of-use assets	7,817	9,735
Other non-current assets	1,117	1,478
Goodwill	19,833	19,696
Total assets	$476,447	$359,409
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$20,504	$8,661
Accrued compensation and employee related benefits	18,043	8,519
Accrued and other current liabilities	3,702	8,614
Current portion of operating lease liabilities	3,534	3,373
Current portion of long-term debt	283,081	—
Current portion of deferred revenue	2,231	1,713
Total current liabilities	331,095	30,880
Long-term debt	—	281,855
Operating lease liabilities, net of current portion	6,660	9,360
Deferred tax liabilities, net	2,454	2,911
Deferred revenue, net of current portion	139	272
Total liabilities	340,348	325,278
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 28,268 and 27,166 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	28	27
Additional paid-in capital	522,100	463,900
Accumulated other comprehensive income	594	355
Accumulated deficit	(386,623)	(430,151)
Total stockholders' equity	136,099	34,131
Total liabilities and stockholders' equity	$476,447	$359,409

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$95,198	$65,005	$274,518	$236,888
Cost of revenue	47,629	34,237	131,885	118,776
Gross profit	47,569	30,768	142,633	118,112
Operating expenses:
Research and development	25,492	21,588	72,935	67,426
Sales and marketing	9,888	10,073	29,891	30,678
General and administrative	12,452	13,532	39,040	45,098
Amortization of intangibles	506	1,409	2,411	3,555
Restructuring costs	—	—	1,812	—
Total operating expenses	48,338	46,602	146,089	146,757
Loss from operations	(769)	(15,834)	(3,456)	(28,645)
Other income, net	2,416	1,090	5,830	3,620
Income from settlement of litigation	—	—	45,000	—
Interest expense	(1,219)	(1,213)	(3,652)	(3,633)
Income (loss) before income taxes	428	(15,957)	43,722	(28,658)
Income tax benefit (expense)	(207)	195	(194)	472
Net income (loss)	$221	$(15,762)	$43,528	$(28,186)

Net income (loss) per share — basic	$0.01	$(0.59)	$1.57	$(1.06)
Net income (loss) per share — diluted	$0.01	$(0.59)	$1.48	$(1.06)
Weighted-average shares outstanding — basic	28,168	26,920	27,805	26,639
Weighted-average shares outstanding — diluted	29,727	26,920	31,918	26,639

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$221	$(15,762)	$43,528	$(28,186)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(37)	223	10	1,060
Foreign currency translation adjustment	1,049	(900)	229	(813)
Total other comprehensive income (loss)	1,012	(677)	239	247
Comprehensive income (loss)	$1,233	$(16,439)	$43,767	$(27,939)

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$43,528	$(28,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,155	9,733
Stock-based compensation	41,336	35,679
Restructuring equity modification expense	366	—
Accretion of discount or amortization of premium on investments	(247)	(1,600)
Amortization of debt issuance costs	1,226	1,206
Deferred tax expense	(471)	(662)
Revaluation of acquisition-related contingent consideration liability	986	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(9,438)	2,683
Inventory	8,825	(59,239)
Prepaid expenses and other assets	(610)	1,407
Accounts payable	12,056	(10,054)
Accrued compensation and employee related benefits	9,515	(1,904)
Accrued and other liabilities	1,268	1,677
Acquisition-related contingent consideration liability	(2,556)	—
Operating lease right-of-use assets	1,921	1,990
Operating lease liabilities	(2,542)	(2,501)
Deferred revenue	369	(1,038)
Net cash provided by (used in) operating activities	115,687	(50,809)
Investing activities:
Purchases of investments	(154,331)	—
Proceeds from sales of investments	—	13,372
Proceeds from maturities of investments	18,605	127,449
Proceeds from sale of property and equipment	—	234
Purchases of intangible assets	—	(250)
Purchases of property and equipment	(12,979)	(15,968)
Business acquisitions, net of cash acquired	—	(23,357)
Net cash provided by (used in) investing activities	(148,705)	101,480
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	16,499	7,890
Payment of acquisition-related contingent consideration	(4,602)	—
Net cash provided by financing activities	11,897	7,890
Effect of exchange rate changes on cash and cash equivalents	32	(58)
Net increase (decrease) in cash and cash equivalents	(21,089)	58,503
Cash and cash equivalents
Beginning of period	94,793	19,597
End of period	$73,704	$78,100

Supplemental disclosure of cashflow information:
Cash paid for interest	1,617	1,617
Purchases of property and equipment not yet paid	1,196	1,539
Operating lease liabilities arising from obtaining ROU assets	—	979
Lease liabilities arising from remeasurement of ROU assets	—	159
26,396 shares of common stock issued for Voyantic Oy acquisition	—	3,579
Acquisition-related contingent consideration liability	—	4,602

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	494	1	6,916	—	—	6,917
Stock-based compensation	—	—	11,790	—	—	11,790
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	33,344	—	33,344
Other comprehensive loss	—	—	—	—	(625)	(625)
Balance at March 31, 2024	27,660	$28	$482,972	$(396,807)	$(270)	$85,923
Issuance of common stock	413	—	6,529	—	—	6,529
Stock-based compensation	—	—	14,705	—	—	14,705
Net income	—	—	—	9,963	—	9,963
Other comprehensive loss	—	—	—	—	(148)	(148)
Balance at June 30, 2024	28,073	$28	$504,206	$(386,844)	$(418)	$116,972
Issuance of common stock	195	—	3,053	—	—	3,053
Stock-based compensation	—	—	14,841	—	—	14,841
Net income	—	—	—	221	—	221
Other comprehensive income	—	—	—	—	1,012	1,012
Balance at September 30, 2024	28,268	$28	$522,100	$(386,623)	$594	$136,099

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	26,098	$26	$403,599	$(386,785)	$(1,249)	$15,591
Issuance of common stock	483	1	4,519	—	—	4,520
Stock-based compensation	—	—	10,224	—	—	10,224
Net loss	—	—	—	(4,358)	—	(4,358)
Other comprehensive income	—	—	—	—	644	644
Balance at March 31, 2023	26,581	$27	$418,342	$(391,143)	$(605)	$26,621
Issuance of common stock	211	—	1,233	—	—	1,233
Stock-based compensation	—	—	13,148	—	—	13,148
Net loss	—	—	—	(8,066)	—	(8,066)
Common stock issued for Voyantic Acquisition (Note 4)	27	—	3,579	—	—	3,579
Other comprehensive income	—	—	—	—	280	280
Balance at June 30, 2023	26,819	$27	$436,302	$(399,209)	$(325)	$36,795
Issuance of common stock	201	—	2,137	—	—	2,137
Stock-based compensation	—	—	12,307	—	—	12,307
Net loss	—	—	—	(15,762)	—	(15,762)
Other comprehensive loss	—	—	—	—	(677)	(677)
Balance at September 30, 2023	27,020	$27	$450,746	$(414,971)	$(1,002)	$34,800

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

Licensing of Intellectual Property

On March 13, 2024, we and NXP Semiconductors N.V. ("NXP") entered into a Settlement and Patent Cross-License Agreement (the “Settlement Agreement”). Under the Settlement Agreement, NXP made a one-time payment of $45 million and agreed to make annual license fee payments on April 1 of each year, starting on April 1, 2024, until the termination of the Settlement Agreement. The annual license fee payment for 2024 was $15 million and will increase each subsequent year by a fixed percentage. We allocated the consideration from the Settlement Agreement to the related components of the agreement. During first-quarter 2024, we recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations upon receipt. We will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each until the Settlement Agreement terminates. We recognized the license fee for the first annual usage period in second-quarter 2024.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB released ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. We are currently evaluating the impact of this standard on our financial statement disclosures.

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

We do not have any financial assets or liabilities in Level 3 as of September 30, 2024, and only had the liability for the earnout consideration related to the Voyantic Oy acquisition in Level 3 as of December 31, 2023. We classified this liability as Level 3 because we determined the fair value using significant unobservable inputs.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,299	$—	$—	$1,299	$78,661	$—	$—	$78,661
U.S. Treasury securities	—	7,973	—	7,973	—	—	—	—
Commercial paper	—	30,815	—	30,815	—	—	—	—
Total cash equivalents	1,299	38,788	—	40,087	78,661	—	—	78,661
Short-term investments:
U.S. Government agency securities	—	3,898	—	3,898	—	11,893	—	11,893
U.S. Treasury securities	—	60,149	—	60,149	—	—	—	—
Yankee bonds	—	—	—	—	—	1,951	—	1,951
Agency bonds	—	—	—	—	—	2,994	—	2,994
Asset-backed securities	—	—	—	—	—	1,602	—	1,602
Corporate notes and bonds	—	24,656	—	24,656	—	—	—	—
Commercial paper	—	7,848	—	7,848	—	—	—	—
Total short-term investments	—	96,551	—	96,551	—	18,440	—	18,440
Long-term investments:
U.S. Government agency securities	—	2,000	—	2,000	—	—	—	—
U.S. Treasury securities	—	8,456	—	8,456	—	—	—	—
Corporate notes and bonds	—	46,666	—	46,666	—	—	—	—
Total long-term investments	—	57,122	—	57,122	—	—	—	—
Total	$1,299	$192,461	$—	$193,760	$78,661	$18,440	$—	$97,101

Acquisition related contingent consideration liability	—	—	—	—	—	—	6,180	6,180
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$6,180	$6,180

The following table presents additional information about liabilities measured at fair value for which the Company used Level 3 inputs to determine fair value (in thousands):

Nine Months Ended September 30,
2024
Balance as of January 1	$6,180
Change in fair value of contingent consideration liability due to remeasurement	986
Contingent consideration payment made	(7,166)
Balance as of September 30	$—

At the acquisition date, we recorded the contingent consideration related to the Voyantic Oy acquisition at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and gross margins. Developing and determining the unobservable inputs for Level 3 fair-value measurements and fair-value calculations is management's responsibility with assistance from a third-party valuation specialist. During second-quarter 2024, we paid the contingent consideration and as of September 30, 2024, the contingent consideration liability is $0.

As of December 31, 2023, the contingent consideration liability was $6.2 million.

We expect short-term investments to mature within 1 year and long-term investments within 1 to 3 years of the reporting date. See Note 7 for the carrying amount and estimated fair value of our convertible senior notes due 2027.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	September 30, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,299	$—	$—	$1,299
U.S. Government agency securities	5,898	1	(1)	5,898
U.S. Treasury securities	76,554	29	(5)	76,578
Corporate notes and bonds	71,392	5	(75)	71,322
Commercial paper	38,657	6	—	38,663
Total	$193,800	$41	$(81)	$193,760

	December 31, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$78,661	$—	$—	$78,661
U.S. Government agency securities	11,932	—	(39)	11,893
Yankee bonds	1,956	—	(5)	1,951
Agency bond	2,998	—	(4)	2,994
Asset-backed securities	1,604	—	(2)	1,602
Total	$97,151	$—	$(50)	$97,101

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $80.1 million and $0.1 million in unrealized losses as of September 30, 2024, and an estimated fair value of $10.2 million and $25,000 in unrealized losses as of December 31, 2023. Marketable securities in a continuous loss position for greater than 12 months had a fair value of $0 and $0 in unrealized losses as of September 30, 2024, and an estimated fair value of $8.2 million and $26,000 in unrealized losses as of December 31, 2023.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$16,349	$21,773
Work-in-process	47,309	42,217
Finished goods	24,699	33,182
Total inventory	$88,357	$97,172

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

The transaction-related costs for the acquisition were $0 and $1.0 million for the three and nine months ended September 30, 2024. These costs are related to the revaluation of the contingent consideration subsequent to the acquisition date and are included in general and administrative expenses in the condensed consolidated statements of operations. See Note 2. Fair Value Measures for additional information on the contingent consideration.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$19,696	$3,881
Additions from acquisition	—	15,590
Foreign currency translation adjustment	137	(422)
Total	$19,833	$19,049

As of September 30, 2024, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	$779	$(779)	$—
Customer Relationships	1	3,730	(3,730)	—
Developed Technology	7.25	13,137	(2,718)	10,419
Patent	3	250	(101)	149
Tradename	8	1,225	(230)	995
Total definite-lived intangible assets (1)		$19,121	$(7,558)	$11,563
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted average life of our intangible assets is approximately six years. Amortization of intangible assets was $0.5 million and $2.4 million for the three and nine months ended September 30, 2024, respectively and $1.4 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2024	$512
2025	2,048
2026	2,010
2027	1,965
2028	1,965
Thereafter	3,063
Total	$11,563

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units ("RSUs") with a service condition, and RSUs with market and service conditions ("MSUs").

The following table summarizes activity for RSUs and MSUs for the nine months ended September 30, 2024 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2023	1,078	174
Granted	426	165
Vested	(408)	(98)
Forfeited	(109)	(2)
Outstanding at September 30, 2024	987	239

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$521	$489	$1,508	$1,378
Research and development expense	6,813	5,446	18,618	15,894
Sales and marketing expense	2,743	2,652	7,954	7,581
General and administrative expense	4,764	3,720	13,256	10,826
Total stock-based compensation expense	$14,841	$12,307	$41,336	$35,679

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

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $32.9 million of inventory as of September 30, 2024.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of September 30, 2024 and December 31, 2023, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

We allocated the consideration from the Settlement Agreement to the components of the Settlement Agreement. We recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations in first-quarter 2024, upon receipt. Licensing of our intellectual property is part of our ongoing operations and therefore, we will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year until the Settlement Agreement terminates. We recognized the first annual license fee of $15 million in revenue in second-quarter 2024.

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	September 30, 2024			December 31, 2023
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,500	(4,419)	283,081	287,500	(5,645)	281,855

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

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

Our common stock exceeded 130% of the conversion price of the 2021 Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2024. Accordingly, the 2021 Notes are convertible at the option of the holders as of September 30, 2024 and therefore, have remained classified as current portion of long-term debt on the condensed consolidated balance sheet as of September 30, 2024. The “if-converted value” exceeded the principal amounts by $273.1 million based on the closing price of our common stock of $216.52 as of September 30, 2024.

Interest expense related to the Notes was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	2021 Notes	2021 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	410	404	1,226	1,206
Cash interest expense	809	809	2,426	2,427
Total interest expense	$1,219	$1,213	$3,652	$3,633

Accrued interest related to the 2021 Notes as of September 30, 2024 and December 31, 2023 was $1.2 million and $0.4 million, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $576.5 million and $314.0 million as of September 30, 2024 and December 31, 2023, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Earnings (Loss) Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$221	$(15,762)	$43,528	$(28,186)
Interest add back	—	—	3,652	—
Net income (loss) attributable to common stock holders	$221	$(15,762)	$47,180	$(28,186)
Denominator:
Weighted average common shares outstanding, basic	28,168	26,920	27,805	26,639
Dilutive effect of:
Stock plans	1,559	—	1,524	—
2021 Notes	—	—	2,589	—
Weighted average common shares outstanding, diluted	29,727	26,920	31,918	26,639

Net earnings (loss) per share — basic	$0.01	$(0.59)	$1.57	$(1.06)
Net earnings (loss) per share — diluted	$0.01	$(0.59)	$1.48	$(1.06)

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

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	—	1,500	—	1,500
RSUs, MSUs and PSUs	62	1,347	632	1,347
Employee stock purchase plan shares	17	54	17	54
2021 Notes	2,589	2,589	—	2,589

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

Our chief executive officer reviews information about our revenue categories, endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Endpoint ICs	$80,966	$48,592	$231,864	$180,546
Systems	14,232	16,413	42,654	56,342
Total revenue	$95,198	$65,005	$274,518	$236,888

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.3 million of revenue related to amounts included in deferred revenue as of December 31, 2023 for the nine months ended September 30, 2024. We recognized $2.1 million of revenue related to amounts included in deferred revenue as of December 31, 2022 for the nine months ended September 30, 2023.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$1,985	$2,599
Opening balance from Voyantic acquisition	—	1,233
Deferral of revenue	2,457	2,477
Recognition of deferred revenue	(2,072)	(3,557)
Balance at end of period	$2,370	$2,752

Note 11. Related-Party Transactions

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $250,000. The patent is included in the Indicator Patents, expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our condensed consolidated balance sheet as of September 30, 2024.

Note 12. Restructuring

On February 7, 2024, we initiated a strategic restructuring to align financial, business and research and development objectives for long-term growth, including a reduction-in-force affecting approximately 10% of our employees. We incurred restructuring charges of $1.8 million for employee terminations benefits, including equity modification expense in first-quarter 2024. Restructuring payments were complete in second-quarter 2024.

A summary of accrued restructuring costs as of September 30, 2024 is shown in the table below (in thousands):

Nine months ended September 30, 2024
Restructuring costs	$1,812
Non cash payments	(366)
Cash payments	(1,446)
Accrued restructuring costs as of September 30, 2024	$—

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. We did not have comparable project-based revenue in 2022, 2023 or in the first three quarters of 2024.

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

We did not see these seasonal trends in 2023. We do expect continued quarter-to-quarter revenue variability due to changing macroeconomic conditions and timing of program launches that could impact seasonal trends in the future.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	2024	2023	Change
Revenue	$95,198	$65,005	$30,193	$274,518	$236,888	$37,630
Gross profit	$47,569	$30,768	$16,801	$142,633	$118,112	$24,521
Gross margin	50.0%	47.3%	2.7%	52.0%	49.9%	2.1%
Loss from operations	$(769)	$(15,834)	$15,065	$(3,456)	$(28,645)	$25,189

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Revenue and gross profit increased, due primarily to higher endpoint IC revenue partially offset by lower systems revenue. The endpoint IC revenue increase was driven primarily by higher endpoint IC shipment volumes when compared to the prior-year period. Systems revenue decreased, due primarily to lower shipment volumes. Gross margin increased, due primarily to lower excess and obsolescence charges in the current-year period compared to the prior-year period. Loss from operations decreased, due primarily to increased gross profit, partially offset by increased operating expenses. The operating expense increase was due to higher research and development costs, partially offset by lower general and administrative costs, sales and marketing costs and amortization of intangibles.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Revenue and gross profit increased, due primarily to higher endpoint IC revenue partially offset by lower systems revenue. The endpoint IC revenue increase was driven primarily by licensing revenue as well as higher endpoint IC shipment volumes when compared to the prior-year period. Systems revenue decreased, due primarily to lower shipment volumes. Gross margin increased, due primarily to the high-margin licensing revenue contribution. Loss from operations decreased, due primarily to increased gross profit and a slight decrease in operating expenses. The operating expense decrease was due primarily to lower general and administrative costs, sales and marketing costs, and amortization of intangibles, partially offset by higher research and development and restructuring costs.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Endpoint ICs	$80,966	$48,592	$32,374	$231,864	$180,546	$51,318
Systems	14,232	16,413	(2,181)	42,654	56,342	(13,688)
Total revenue	$95,198	$65,005	$30,193	$274,518	$236,888	$37,630

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

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Endpoint IC revenue increased $32.4 million, due to a $38.2 million increase in shipment volumes, partially offset by a $5.8 million decrease from lower ASP due primarily to product mix, and to a lesser extent, short-term pricing incentives on legacy products.

Systems revenue decreased $2.2 million, due primarily to a decrease in shipment volumes. Reader and gateway revenues decreased $1.0 million and $2.9 million, respectively and nonrecurring engineering revenue decreased by $0.4 million. These decreases were partially offset by increases of $1.5 million and $0.6 million in reader IC and test and measurement solution revenue, respectively.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Endpoint IC revenue increased $51.3 million due to a $54.5 million increase in shipment volumes and a $15.0 million increase in licensing revenue that did not occur in the prior-year period, partially offset by a $18.2 million decrease in ASP due primarily to product mix shift, and to a lesser extent, short-term pricing incentives on legacy products.

Systems revenue decreased by $13.7 million due primarily to a decrease in shipment volumes. Reader and gateway revenues decreased $7.9 million and $8.2 million, respectively, and nonrecurring engineering revenue decreased $0.8 million. These decreases were partially offset by an increase of $3.5 million from test and measurement solutions revenue.

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	2024	2023	Change
Cost of revenue	$47,629	$34,237	$13,392	$131,885	$118,776	$13,109
Gross profit	47,569	30,768	16,801	142,633	118,112	24,521
Gross margin	50.0%	47.3%	2.7%	52.0%	49.9%	2.1%

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

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Gross profit increased, due primarily to increased endpoint IC revenue, partially offset by decreased systems revenue. Gross margin increased, due primarily to lower excess and obsolescence charges compared to the prior-year period.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Gross profit increased, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. Gross margin increased, due primarily to high-margin licensing revenue recognized in the year that did not occur in the prior year.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$25,492	$21,588	$3,904	$72,935	$67,426	$5,509

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

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Research and development expense increased $3.9 million, due primarily to increases of $2.8 million in personnel expenses related to higher bonus achievement; $1.4 million in stock-based compensation expense primarily related to increased outstanding equity grants; and $0.3 million in infrastructure costs; partially offset by a decrease of $0.6 million in product development costs due to timing.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Research and development expense increased $5.5 million, due primarily to increases of $6.1 million in personnel expenses from higher bonus achievement and higher headcount; $2.7 million in stock-based compensation expense primarily related to increased outstanding equity grants; and $1.0 million in infrastructure costs; partially offset by a decrease of $4.1 million in product development costs due to timing.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Sales and marketing	$9,888	$10,073	$(185)	$29,891	$30,678	$(787)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Sales and marketing expense was comparable for the periods with offsetting fluctuations. Personnel expenses decreased resulting from a decrease in headcount, which was offset by higher bonus achievement and commissions.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Sales and marketing expense decreased $0.8 million, due primarily to decreases of $0.6 million in personnel expenses resulting from a decrease in headcount, partially offset by higher bonus achievement and commissions.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
General and administrative	$12,452	$13,532	$(1,080)	$39,040	$45,098	$(6,058)

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

Three months ended September 30, 2024 compared with three months ended September 30, 2023

General and administrative expense decreased $1.1 million, due primarily to a decrease of $3.8 million in professional services related to legal fees. This decrease was partially offset by increases of $1.5 million in personnel expenses related to higher bonus achievement and $1.0 million in stock compensation expense related to increased outstanding equity grants.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

General and administrative expense decreased $6.1 million, due primarily to a decrease of $12.3 million in professional services related to legal fees and transaction expenses in the current year. This decrease was offset by an increase of $3.5 million in personnel expenses from higher bonus achievement, higher headcount and higher taxes associated with equity vesting, and an increase of $2.4 million in stock-based compensation expense, from increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Amortization of intangibles	$506	$1,409	$(903)	$2,411	$3,555	$(1,144)

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Amortization of intangibles decreased $0.9 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had a useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Amortization of intangibles decreased $1.1 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had a useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Restructuring Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Restructuring costs	$—	$—	$—	$1,812	$—	$1,812

Three months ended September 30, 2024 compared with three months ended September 30, 2023

There were no restructuring costs for the three months ended September 30, 2024 and 2023.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

The increase in restructuring costs relates to the restructuring we initiated on February 7, 2024. See Note 12, Restructuring for further details.

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Other income, net	$2,416	$1,090	$1,326	$5,830	$3,620	$2,210

Other income, net comprises primarily interest income on our short-term investments.

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Other income, net increased from the prior period due to increased interest income given higher invested balances and higher interest rates.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Other income, net increased from the prior period due to increased interest income given higher invested balances and higher interest rates.

Income From Settlement of Litigation

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Income from settlement of litigation	$—	$—	$—	$45,000	$—	$45,000

Three months ended September 30, 2024 compared with three months ended September 30, 2023

There was no income from litigation for the three months ended September 30, 2024 and 2023.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

The increase in income from settlement of litigation relates to the Settlement Agreement with NXP on March 13, 2024. See Note 6, Commitments and Contingencies for further details.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest expense	$1,219	$1,213	$6	$3,652	$3,633	$19

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Interest expense was comparable for the periods.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Interest expense was comparable for the periods.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Income tax benefit (expense)	$(207)	$195	$(402)	$(194)	$472	$(666)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense increased $0.4 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, compared to the prior-year periods due to changes in our estimated effective tax rate.

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

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Net income (loss)	$221	$(15,762)	$15,983	$43,528	$(28,186)	$71,714
Adjustments:
Other income, net	(2,416)	(1,090)	(1,326)	(5,830)	(3,620)	(2,210)
Interest expense	1,219	1,213	6	3,652	3,633	19
Income tax expense (benefit)	207	(195)	402	194	(472)	666
Depreciation and amortization	3,247	3,668	(421)	10,155	9,734	421
Stock-based compensation	14,841	12,307	2,534	41,336	35,679	5,657
Restructuring costs	—	—	—	1,812	—	1,812
Acquisition related expense	—	4	(4)	986	1,676	(690)
Purchase accounting adjustments	—	112	(112)	—	388	(388)
Income on settlement of litigation	—	—	—	(45,000)	—	(45,000)
Adjusted EBITDA	$17,319	$257	$17,062	$50,833	$18,832	$32,001

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Net income (loss)	$221	$(15,762)	$15,983	$43,528	$(28,186)	$71,714
Adjustments:
Depreciation and amortization	3,247	3,668	(421)	10,155	9,734	421
Stock-based compensation	14,841	12,307	2,534	41,336	35,679	5,657
Restructuring costs	—	—	—	1,812	—	1,812
Acquisition related expense	—	4	(4)	986	1,676	(690)
Purchase accounting adjustments	—	112	(112)	—	388	(388)
Income on settlement of litigation	—	—	—	(45,000)	—	(45,000)
Income tax effects of adjustments (1)	(1,410)	(207)	(1,203)	(4,434)	(1,990)	(2,444)
Non-GAAP net income	$16,899	$122	$16,777	$48,383	$17,301	$31,082
(1) The tax effects of the adjustments are calculated using the statutory rate, taking into consideration the nature of the item and relevant taxing jurisdiction.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $170.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper, and money market funds. As of September 30, 2024, we had working capital of $(2.0) million, down from $39.4 million as of June 30, 2024. The decrease was driven by purchases of long-term investments in third-quarter 2024.

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

The net proceeds from the 2021 Notes were approximately $278.4 million after initial debt issuance costs, fees and expenses. We used approximately $183.6 million of the net proceeds to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026, or the 2019 Notes, through individual privately negotiated transactions concurrent with the 2021 Notes offering. We used $17.6 million to repurchase the remaining $9.85 million aggregate principal of the 2019 Notes through individual privately negotiated transactions in June 2022. We will use the rest of the net proceeds for general corporate purposes.

For further information on the terms of this debt, please refer to Note 7 to our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$115,687	$(50,809)
Net cash provided by (used in) investing activities	(148,705)	101,480
Net cash provided by financing activities	11,897	7,890

Operating Cash Flows

For the nine months ended September 30, 2024, we generated $115.7 million of net cash from operating activities. These net cash proceeds were due primarily to $96.9 million of net income adjusted for non-cash items and $18.8 million in working capital due primarily to higher accounts payable, accrued compensation and lower inventory, partially offset by higher accounts receivable.

For the nine months ended September 30, 2023, we used $50.8 million of net cash from operating activities. This net cash usage was due primarily to $67.0 million in working capital due primarily to higher inventory and lower accounts payable and $16.2 million of net loss adjusted for non-cash items.

Investing Cash Flows

For the nine months ended September 30, 2024, we used $148.7 million of net cash from investing activities. This net cash usage was due to purchases of investments of $154.3 million, cash paid for equipment purchases of $13.0 million, partially offset by cash generated by investment maturities of $18.6 million.

For the nine months ended September 30, 2023, we generated $101.5 million of net cash from investing activities. These net cash proceeds were due primarily to investment maturities of $127.5 million and investment sales of $13.4 million, partially offset by cash paid for the Voyantic Oy acquisition of $23.4 million and net property and equipment purchases of $16.0 million.

Financing Cash Flows

For the nine months ended September 30, 2024, we generated $11.9 million of net cash from financing activities. These net cash proceeds were due to stock-option exercises and our employee stock purchase plan, offset by $4.6 million of cash paid for the earnout payment related to the Voyantic Oy acquisition.

For the nine months ended September 30, 2023, we generated $7.9 million of net cash from financing activities. These net cash proceeds were due primarily to $7.9 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of September 30, 2024 the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

Purchase Commitments – Purchase commitments as of September 30, 2024 total $32.9 million and comprise noncancelable commitments to purchase inventory.

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

We had cash, cash equivalents and short-term investments of $170.3 million as of September 30, 2024. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.

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

Our ability to deliver enterprise solutions at scale are nascent.

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

Certain organizations develop requirements for RAIN tags and test tags against those requirements. For example, the ARC Program at Auburn University develops tag performance and quality requirements for end users that engage them. Some participants in the RAIN market are ARC sponsors, but we are not among them. If ARC or a similar organization fails to certify or delays certifying tags incorporating our endpoint ICs, adoption and sales of our products could suffer.

Changes in government spectrum regulations or in their enforcement could adversely affect our ability to sell our products.

Our readers and gateways are collectively certified for use in more than 40 countries worldwide, including the United States, Canada, Mexico, China, Japan, South Korea and every country in the European Union, or the EU.

Our products operate in spectrum bands in which governments permit the use of RFID/RAIN technology. If spectrum regulations or the application or enforceability or such regulations should change, or if our products were found to be noncompliant despite being certified, we could need to redesign our products, potentially resulting in significant costs, including costs associated with obsolete inventory. Regulatory changes may also cause us to forego opportunities, adversely affecting our business.

In April 2024, NextNav Inc. asked the Federal Communications Commission, or the FCC, to initiate a proceeding that would consider whether to reconfigure the 902–928 MHz ISM spectrum, or Lower 900 MHz Band, in which RAIN and other unlicensed services operate to enable a terrestrial backup to the U.S. Global Positioning System. To pay for the backup system, NextNav also asked for a license to use certain spectrum bands, including parts of the Lower 900 MHz Band used for RAIN operations, to deliver 5G broadband services. If approved as proposed, this ISM spectrum reconfiguration could interfere with RAIN radio transmissions and negatively impact the RAIN industry.

We and other RAIN providers and end users, as well as other Lower 900 MHz Band users, have already registered our opposition to NextNav’s petition and asked the FCC to reject it quickly. If the FCC declines to do so then we expect there to be a protracted decision-making process. The FCC would be required to consider all relevant comments and material of record before it decides whether to proceed with the proposal, issue a new or modified proposal, or take no action on the proposal. The fate of NextNav’s petition is uncertain at this time, but if the FCC were to adopt NextNav's proposal and customers were not able to consistently use our RAIN products without interference, then our business would be significantly and negatively affected.

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

Shortages of silicon wafers, integrated-circuit (IC) post-processing capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins.

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

Our reserve estimates for products stocked by our distributors are based primarily on reports provided to us by those distributors, typically monthly. If the inventory and resale information our partners and distributors provide is inaccurate, or if we do not receive it in a timely manner, then we may not have a reliable view of products being sold to end users which could negatively impact our operating results. If our partners overestimate demand, they may invest in building too much capacity, which would put pricing pressure on the RAIN industry. In the short term, our partners might purchase more of our products than they need, increasing their inventory and reducing our future sales to them, and distributors may, subject to time and quality limitations, seek to return products in exchange for other products. If our partners underestimate demand, we may not be able to satisfy their needs and that of their customers, and adoption might suffer. In either case, our business and operating results could be negatively affected.

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

Occasionally we also engage directly with end users, often at their request, to help them develop solutions for challenging use cases. Such direct engagements could cause, or could be perceived to cause, conflicts with partners that could harm our partner relationships and our business, results of operations or financial condition.

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

Increasing attention to environmental, social and governance and regulatory matters may cause us to incur additional costs or expose us to additional risks.

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

We are subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur significant additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

Risks Relating to Our Intellectual Property

If we are unable to protect and enforce our intellectual property, then our business could be adversely affected.

Our success depends in part upon our ability to obtain, maintain and enforce our patents, copyrights, trade secrets, trademarks and other intellectual property rights and prevent third parties from infringing, misappropriating or circumventing those rights. We have historically focused on filing U.S. patent applications, for many reasons, including the fact that a significant portion of RAIN products are sold for use in the United States. We have only a small number of foreign patents and applications. We also only have registered trademarks and domain names in select countries where we believe filing for such protection is appropriate. By focusing our intellectual property protection on the United States and a small number of foreign countries, we have a limited ability to assert intellectual property rights outside the United States, including in some significant foreign markets such as China or Europe. Moreover, the global manufacturing and distribution systems for tags or labels incorporating our endpoint IC products could complicate our efforts to enforce our U.S. patents.

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

We have license agreements with third parties for patents, software and technology we use in our operations and in our products. For example, we license tools from design-automation software vendors to design our silicon ICs. Third-party licenses for patents, software and other technology important to our business may not continue to be available on commercially reasonable terms or may not be available at all. Loss of any such licenses could cause manufacturing interruptions or delays or reductions in product shipments until we can develop, license, integrate and deploy alternative technologies which, if even possible, could harm our business and operating results.

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

Although the Gen2 V3 protocol includes features for addressing consumer privacy and authenticating a tag, and although we have incorporated custom features in our products designed to further protect consumer privacy, a third party may still breach these features, including as implemented in our products, in which case our reputation could be damaged and our business and prospects could suffer.

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

Risks Relating to Our Financial Position and Capital Needs

We have a history of losses and have only achieved profitability periodically. We cannot be certain that we will attain or sustain profitability in the future.

We have incurred losses since our inception in 2000, with a net loss of $43.4 million for the year ended December 31, 2023, and an accumulated deficit of $430.2 million as of December 31, 2023. Although we reported GAAP net income for the first three quarters of 2024, there can be no assurance that we will be able to sustain profitability in the future. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN industry adoption and us maintaining or growing our market share. Our costs to support operations, product development and business and personnel expansion in sales, engineering and marketing are significant and are likely to increase as we invest to grow the market and our share of it, reduce our costs and improve our operations. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our share of it fail, then we may not attain or sustain profitability.

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
•
intellectual property disputes involving us, our partners, end users or other participants in our industry, or the timing of license payments for our intellectual property;
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

Many countries, as well as organizations such as the Organization for Economic Cooperation and Development, have implemented or proposed changes to existing tax laws, including a 15% global minimum tax. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

For more information on the 2019 Notes, the 2021 Notes and the capped-call transactions, see Note 7 of our condensed consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 47.2% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Jeff Dossett, Chief Revenue Officer	Rule 10b5-1 Trading Arrangement	August 13, 2024	-	May 13, 2025	Up to 15,000
Meera Rao, Director	Rule 10b5-1 Trading Arrangement	September 13, 2024	-	September 30, 2025	Up to 1,139

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

Impinj, Inc.

Date: October 23, 2024	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)