Form 10-K
period 2024-12-31
IMPINJ INC
filed 2025-02-10
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $3.7 billion.

As of January 31, 2025, 28,538,125 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•
RAIN adoption is concentrated in key markets and the extent and pace of RAIN market adoption beyond those markets is uncertain;
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
•
shortages of silicon wafers, integrated-circuit, or IC, post-processing capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins;
•
we rely on a small number of customers for a large share of our revenue;
•
our ability to affect or determine end-user demand is limited in part because we sell and fulfill primarily through partners and rarely directly to end users;
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
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 51.3% of our outstanding common stock as of December 31, 2024, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

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
•
our future financial performance, including our average selling prices, gross margins and the dependency of our future financial performance on macroeconomic conditions or industry trends;
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

PART I

Item 1. Business

Overview

Our vision is a world in which every item that enterprises manufacture, transport and sell, and that people own, use and recycle, is wirelessly and ubiquitously connected to the cloud. And a world in which the ownership, history and linked information for every one of those items is seamlessly available to enterprises and people. We call our expansive vision a Boundless Internet of Things, or IoT. We design and sell a platform that enables that wireless item-to-cloud connectivity and with which we and our partners innovate IoT solutions.

Our mission is to connect every thing. We have enabled connectivity for more than 120 billion items to date, delivering item visibility and improving operational efficiencies for retailers, supply chain and logistics, or SC&L providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more.

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

Our radios follow the RAIN industry’s air-interface standard for their core reading functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into our products, supporting those features across our platform and licensing them where appropriate, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products.

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

When a consumer purchases an item, a store or supplier will typically procure another item to sell, including another endpoint IC. We believe endpoint ICs represent the first market for consumable silicon and are a reoccurring revenue source for us.

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

With our acquisition of Voyantic Oy, we sell test and measurement solutions. Finally, we also offer a cloud service to authenticate items.

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
•
Market Leadership. We believe we are the only company with an integrated platform spanning endpoint ICs, reader ICs, readers and gateways, test and measurement solutions and software and cloud services.
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
•
Intellectual Property. We believe we have the leading RAIN patent portfolio. As of December 31, 2024, our portfolio included 294 issued and allowed U.S. patents, six issued international patents, 18 pending U.S. patent applications and 13 pending international patent applications.

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

The following table presents revenue concentration from our major customers representing 10% or more of total revenue for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Customer A	28%	33%	28%
Customer B	17	11	10
Customer C	15	*	*
	60%	44%	38%

* Customer accounted for less than 10% of total revenue in the period.

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

We have a team of skilled engineers that today conduct all our research and most of our product development internally. As of December 31, 2024, we had 241 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. As of December 31, 2024, our intellectual property portfolio includes 294 issued and allowed U.S. patents, six issued international patents, 18 pending U.S. patent applications and 13 pending international patent applications. Of our 284 utility patents, 16 will expire in 2025 and of our four design patents, none will expire in 2025. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

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

We have also entered into certain inbound and outbound intellectual property licenses and cross-licenses with other companies. For example, we have licenses to third-party IP we use in our products. As another example, by participating in developing GS1 EPCglobal protocols, such as the RAIN radio protocol, we agreed to license those of our patents necessary to practice those protocols on a royalty-free basis to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those members. By participating in developing International Organization for Standardization, or ISO, standards, we agreed to grant to all users worldwide a license to those of our patents necessarily infringed by the practice of several ISO standards, including RAIN and non-RAIN, on reasonable and nondiscriminatory terms, here again subject to reciprocity. In addition to the above and other licenses, we as well entered into a broad patent cross-license agreement as a part of a legal settlement. For further information on this agreement, see note 12 of our consolidated financial statements included elsewhere in this report.

We own several trademarks and develop names for our new products and secure trademark protection for them, including domain name registration, in relevant jurisdictions.

Alliances and Standardization

Our platform uses the RAIN technology we pioneered. We spearheaded developing the RAIN radio standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac, cofounded the RAIN Alliance. A member of our management team is currently a RAIN Alliance Director. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions, with more than 150 members as of December 31, 2024.

We, our enterprise end users, partners and competitors developed the RAIN radio protocol, whose technical name is EPC™ Radio-Frequency Identity Protocols Generation-2 UHF RFID (standardized as ISO/IEC 18000-63 and known colloquially as Gen2) in 2004, with us as editor. Our community delivered backward-compatible updates to this protocol in 2013 and in 2024, both times again with us as editor. Our industry uses the RAIN radio protocol nearly exclusively.

In 2024, we introduced enhancements to the radio and logical layers of the RAIN radio protocol that speed inventory, increase tag read range, declutter the tag environment, protect consumers, inhibit label and item counterfeiting and reduce solution cost. We call these enhancements Gen2X.

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
•
Reader ICs: Phychips Inc, Shanghai Fudan Microelectronics Group and MagicRF.
•
Readers and gateways: Most major reader and gateway suppliers leverage, or have a stated intent to leverage, our platform.
•
Test and measurement solutions: CISC Semiconductor GmbH, or CISC.

The markets for RAIN, our platform and our products are highly competitive. New entrants can and do come into our market at any time, and we expect competition to increase as the market and end-user adoption grow. The competitive factors that impact our platform and product sales include:

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

Employees and Culture

Principals and Culture

We firmly believe our success stems, first and foremost, from our corporate culture. Our principles underpin that culture and guide everything we do, from hiring to business relationships to our work ethic. They embody our core objective of making the world a better place. More information on our principles is available at www.impinj.com/about-us/our-principles.

As of December 31, 2024, we had 451 employees in the Americas, Europe and Asia Pacific. Most of our employees are not represented by a labor union.

Compensation

Our people are the foundation of our success. We provide competitive compensation and benefits, as well as equity awards to all eligible employees because we believe all contribute to, and should share in, our long-term success. Additionally, eligible employees participate in our annual variable-performance-based cash bonus plan.

We also offer broad benefits packages that we believe provide the time, resources and flexibility to support the well-being of our employees and their families. Benefits vary by country and meet or exceed all applicable laws and regulations.

Pay Equity

We comply with federal, state and local laws and regulations and are committed to pay equity. We proactively review compensation for all roles at least annually. Our executive leadership team reviews and approves all compensation.

Commitment to Diversity, Equity and Inclusion (DEI)

Our employees from around the globe, each of whom bring varied backgrounds, viewpoints and experiences, form the heart of everything we do. We strengthen who we are and what we can achieve by fostering a diverse and inclusive culture built on respect, equity and collaboration.

Our Diversity, Equity and Inclusion, or DEI, program focuses on making DEI part of our DNA. We build and empower underrepresented populations across our workforce and cultivate an environment where everyone can belong, contribute and be their authentic selves. All employees complete training on the importance of diversity, equity, inclusion and avoiding bias, and on recognizing and preventing harassment and discrimination. We continually work to educate ourselves, learn from others, identify issues, improve our recruiting practices, engage in respectful and constructive dialogue and advance community initiatives.

We do not tolerate discrimination, harassment or impropriety of any kind. We are an equal-opportunity employer and do not discriminate based on race, religion, color, national origin, sex, gender, gender expression, sexual orientation, age, marital status, veteran status, disability status or any other classification.

Training and Development

Our employees are our company. We focus on nurturing each employee individually, rewarding their unique contributions and providing a runway for their career growth. Our leaders strive to provide what each employee needs to thrive.

Employees and managers meet frequently to set and evaluate personal goals as part of a larger program to empower teams to deliver and succeed.

To help our employees excel, we put significant effort into employee training and learning. We facilitate personal and professional development by offering a variety of tools and opportunities to support employee growth, ranging from training programs for new leaders, advanced skills programs for more experienced leaders, technical training and tuition reimbursement. We strive to create a work environment where information sharing is valued, encouraged and recognized because we believe the best learning experiences come from working alongside others.

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

Our primary competitors are:

•
Endpoint ICs: NXP, EM Microelectronic, Kiloway, Quanray, Shanghai Fudan Microelectronics Group, Alibaba and Alien.
•
Reader ICs: Phychips Inc, Shanghai Fudan Microelectronics Group, MagicRF and NationRFID.
•
Readers and gateways: Most major reader and gateway suppliers leverage, or have a stated intent to leverage, our platform.
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

Our financial performance depends on the pace of end-user RAIN adoption in key markets, such as retail apparel (our largest market) retail general merchandise and SC&L. Although RAIN has been adopted to some degree by end users in those markets, those end users as well as the markets themselves are subject to business cycles and macroeconomic trends. Continued RAIN adoption by those end users and in those markets may be at risk if and when negative business or economic conditions arise.

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

When we introduce new products and services, our success in ramping adoption depends, in part, on us making those products and services easy for our partners and end users to deploy and use. For example, when we launched our M800-family endpoint ICs, we supported our inlay partners in producing high-performing, high-quality M800-based inlays. Without this support, M800 adoption would have been delayed, and our operating results would have suffered. We cannot guarantee that we will be able to provide sufficient support for future products, in which case our operating results could suffer.

Our ability to deliver enterprise solutions at scale are nascent.

We believe we are still at a very early stage in our ability to deliver enterprise solutions. If we do not succeed in identifying, developing, selling and deploying enterprise solutions with top-tier partners and end users across a range of markets and use cases, then our business prospects will suffer.

We have developed, and continue developing, solutions for retail self-checkout and loss prevention and SC&L package routing that have been, or that we expect to continue being, deployed by industry-leading enterprise end users. We have also launched features in Gen2X that we believe will improve RAIN’s ability to deliver cost-effective solutions to enterprises. However, to fully capitalize on our platform's potential, we must make our current offerings repeatable across multiple enterprises and in a variety of market segments. We must also develop relationships with top-tier solution partners to gain access to and address challenging new use cases.

We and our partners may be unable to successfully acquire customers for our enterprise solutions, or to successfully address our market opportunity. Delivering enterprise solutions requires a network of partner products and services that complement our own and that together address enterprise needs. Convincing enterprises to partner with us to solve their business problems—including evaluation, design, deployment, operations and services, as well as integrating RAIN data into the enterprise's information systems—requires tight coordination among our and our partners' sales, marketing, operations and engineering teams. If we do not build our enterprise solutions platform and our partner network to deliver these solutions effectively, our business prospects will suffer.

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

To compete profitably, we must continually improve our technology and processes, reduce unit costs in line with lower selling prices, and introduce new, higher margin products. If we are unable to offset ASP reductions with increased sales volumes or reduced product costs, or if we are unable to introduce new products that command higher prices and better gross margins, then our overall revenue and gross margins will suffer.

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

In the ordinary course of our business, we enter into agreements containing pricing terms that could, in some instances, adversely affect our operating results and gross margins. For example, some contracts specify future IC, reader or gateway pricing or contain most-favored-customer pricing for certain products. Other agreements may contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Reducing prices or offering favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers.

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

We have historically taken a leadership position in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. For any number of reasons we could lose that leadership position or our influence in standards development, or we could choose not to participate in certain standards activities.

New or changed industry standards could affect us negatively. If industry standards were to diverge from our or the RAIN market’s needs, then our products could fail in the market or cause end users to delay their deployments. Moreover, the adoption or expected adoption of new or changed standards could slow sales of our existing products before we can introduce new products that meet the new or changed standards, and could also limit our ability to implement new features. The lost opportunities as well as time and expense to develop new products or change our existing products to comply with new or changed standards could be substantial, and we may not ultimately succeed in developing products that comply with the new or changed standards.

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

Our products operate in spectrum bands where they are certified to transmit. If the spectrum regulations were to change, or if our products were found to be noncompliant despite being certified to operate, then we would need to redesign our products, potentially resulting in significant costs, including costs associated with obsolete inventory. Regulatory changes may also cause us to forego opportunities, adversely affecting our business.

In April 2024, NextNav Inc. asked the Federal Communications Commission, or FCC, to initiate a proceeding to reconfigure the 902–928 MHz ISM band, or Lower 900 MHz Band, in which we and other unlicensed services operate, to create a terrestrial backup to the U.S. Global Positioning System. To pay for their proposed system, NextNav also asked to be able to license certain spectral bands, including parts of the Lower 900 MHz Band, to others to deliver 5G broadband services. If approved as proposed, this ISM band reconfiguration could interfere with our RAIN radio transmissions and negatively impact us and our industry.

We and other RAIN providers and end users, as well as other Lower 900 MHz Band users, have already registered opposition to NextNav’s petition and asked the FCC to reject it quickly. If the FCC declines to do so, then we expect a protracted decision-making process. The FCC would be required to consider all relevant comments and material of record before it decides whether to proceed with the proposal, issue a new or modified proposal, or take no action on the proposal. The fate of NextNav’s petition is uncertain at this time, but if the FCC were to adopt NextNav's proposal and our end users were not able to use our RAIN products without harmful interference, then our business would be significantly and negatively affected.

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

Our licensing program is nascent.

While we believe we have valuable RAIN intellectual property and aspire to monetize that intellectual property by licensing it to third parties, including third parties who compete with us to some extent, our experience in doing so is nascent, and our ability to grow licensing revenue remains subject to numerous risks and uncertainties. To materially grow our licensing program and revenue, we will need to maintain and grow our intellectual property portfolio and continue to research and develop RAIN innovations that will generate and maintain demand for licenses to our technology and features. We must also develop and maintain an ability to monitor infringement of our intellectual property rights by others and possibly seek enforcement action against those who attempt to infringe our intellectual property rights. These enforcement actions could require significant investments in management time and attention as well as cash as we incur legal and other expenses. They could also compete with our objectives in other areas of our business such as wanting to maintain close, strategic relationships with important partners or end users of our products. These are just some of the risks and uncertainties we face with respect to our nascent licensing program.

We currently derive a substantial share of our licensing revenue from NXP, our primary endpoint IC competitor, based on our Settlement Agreement with them. For more information regarding the terms of our Settlement Agreement with NXP, please refer to Note 12 of our consolidated financial statements included elsewhere in this report. If NXP were to breach its license payment obligations, or if NXP were to design around our intellectual property rights and exercise its right to terminate our license before the end of the agreement's 10-year term, our licensing revenue would decline and our overall results of operations and cash flows would suffer.

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

Shortages of silicon wafers, IC post-processing capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins.

Wafer shortfalls limit sales and may cause market-share losses. We expect wafer capacity in at least some of the semiconductor nodes we use to be tight for the foreseeable future. We procure wafers on a purchase-order basis, so our wafer supply is not guaranteed, and we may not receive adequate supply from our foundry partners when shortages occur.

Wafer shortfalls may also artificially increase bookings as customers over-order our products, and then cause sales declines as those customers consume their accumulated inventory. Additionally, if our suppliers charge us more but we are unable to raise our prices to cover those higher costs, our gross margins and other financial results could suffer.

Shortfalls of our silicon products can also occur due to post-processing constraints. To convert the wafers we receive from our foundry partner into saleable ICs, we perform additional steps including testing, thinning, bumping and dicing. If our third-party suppliers are unable to efficiently perform these steps, and our production capacity is constrained as a result, we may be unable to satisfy demand for our products, and our financial results could suffer.

We may also experience shortfalls and price increases for components we use in our readers and gateways, as well as in packaging and test capacity for our reader ICs. Any such shortfalls or price increases will negatively impact our product availability and costs and our financial results will suffer.

We bear inventory risks because our products have relatively long lead times, demand for our products are hard to accurately forecast, and we rely on partners to sell and distribute our products.

We maintain inventory to meet customer demand. To guard against wafer shortages, and to allow for production risks given the relatively long lead times for our many of our products, we have in the past and may invest again in inventory to support anticipated business growth. When we introduce new products, we may also initially carry higher inventory or have slower inventory turns depending on market acceptance.

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

Changes in U.S. and foreign laws and policies governing international trade, export controls, manufacturing, development and investment in the jurisdictions where we currently develop and sell products, and any negative consequences resulting from such changes, could materially affect our business.

The state of tariffs and other trade measures between the United States and China remains very uncertain. Starting in 2018, the U.S. and China engaged in an escalating imposition of tariffs and trade restrictions on each other’s products. The two countries signed a preliminary trade agreement in early 2020. However, in February 2025, the U.S. imposed additional tariffs on imports of Chinese-origin goods, and China announced retaliatory tariffs and additional trade restrictions on U.S. goods. Most of our products are not of Chinese or U.S. origin, so the direct impact of tariffs and other trade measures on our products is limited as long as current rules governing a product’s country of origin remain intact. However, China remains a key producer of goods our endpoint ICs connect, and a key producer of readers using our reader ICs, so the indirect impact of tariffs on our business, particularly in the short term, is uncertain and our business and financial results could be negatively affected by the trade tensions between the United States and China.

In February 2025, the United States imposed new tariffs on Mexico and Canada and has threatened member countries of the European Union with tariffs. The tariffs imposed on Mexico and Canada are currently suspended while negotiations take place for a long-term agreement. Here again, our endpoint ICs connect goods imported from these countries, so if the negotiations are not successful then our business could be negatively impacted.

In February 2025, the United States also threatened new tariffs on Taiwan, targeting imports of Taiwanese semiconductor products. Because our endpoint ICs are fabricated primarily in Taiwan, tariffs could have a direct impact on us. We import only a small portion of our wafers into the U.S., so we believe the direct impact of such a tariff should be manageable. But a large portion of products containing our endpoint ICs are imported directly into the United States. The indirect effects of new U.S. tariffs on these products could significantly and negatively affect our business and financial results.

The impact that these and any other trade measures will have on our business and financial results is difficult to predict, particularly because trade is a current focus of the U.S. administration and it is not possible to know how trading partners will respond to the administration’s proposals and actions. Various factors will determine their effect, including whether and when they are implemented and their amount, scope and nature.

We are subject to risks inherent in operating abroad and may not be able to successfully maintain or expand our international operations.

In 2024, we derived 77% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by growing our international operations, which presents a variety of risks, including:

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
•
political, social and economic instability abroad; wars and other armed conflicts, such as those in Ukraine; geopolitical tensions, such as those between the United States, China and Taiwan; and terrorist attacks and security concerns in general;
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

We are subject to governmental export and import controls, and trade and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we fail to comply.

We must export and import our products and conduct our business activities in compliance with U.S. export controls and trade and economic sanctions, including the Commerce Department’s Export Administration Regulations and economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls, as well as similar controls established in the countries in which we do business. For example, the U.S. government has continued to expand controls restricting the ability to send certain products and technology related to semiconductors and semiconductor manufacturing to and within China and additional destinations. These expanded controls include imposing additional licensing requirements on exports, re-exports, and transfers of certain ICs and products containing those ICs to and within China and additional destinations. In addition, the United States and other countries continue to expand the economic sanctions and export control restrictions imposed against Russia and Belarus and certain Russian nationals and entities after Russia invaded Ukraine. We must undertake additional diligence efforts to comply with these, and other, rules, which may be time-consuming and result in delayed or lost opportunities. We may not always be successful in obtaining necessary export or import licenses, and our failure to obtain required export or import approval for our products or limitations on our ability to export or sell our products may harm our domestic and international sales and negatively affect our revenue.

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

Our business operations could be adversely affected by natural disasters or public health outbreaks and pandemics.

Natural disasters, whether natural or manmade, could decrease demand for our products, disable our facilities, disrupt operations or cause catastrophic losses. We have facilities in areas with known seismic activity, such as our headquarters in Seattle, Washington. We have facilities in areas with known flooding, such as our office in Shanghai, China. We have a wafer post-processing subcontractor in Thailand, a region with a known, and recent, history of flooding. A loss at any of these or other of our or our suppliers’ facilities could disrupt operations, delay production and shipments, reduce revenue and engender potentially large expenses. We do not carry insurance covering potential losses caused by pandemics, earthquakes, floods or other disasters.

Covid-19 created significant worldwide economic volatility, uncertainty and disruption, and presented our business with significant risks and challenges. The Covid-19 global health emergency officially ended in 2023. However, the Covid-19 experience highlights the significant negative impacts a public health outbreak or pandemic could impose on future market demand and our business results.

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

In 2024, sales to three major customers accounted for 60% of our total revenue. Sales concentration to a small number of OEMs decreases our bargaining power and increases the risk that our pricing or sales could decline based on actions taken by our competitors or our own failure to compete effectively.

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

Our reserve estimates for products stocked by our distributors are based primarily on reports provided to us by those distributors, typically monthly. If the inventory and resale information our partners and distributors provide is inaccurate, or if we do not receive it in a timely manner, then we may not have a reliable view of products expected to be sold to end users which could ultimately have a negative impact on our operating results. If our partners overestimate demand, they may invest in building too much capacity, which would put pricing pressure on the RAIN industry. In the short term, our partners might purchase more of our products than they need, increasing their inventory and reducing our future sales to them, and distributors may, subject to time and quality limitations, seek to return products in exchange for other products. If our partners underestimate demand, we may not be able to satisfy their needs and that of their customers, and adoption might suffer. In either case, our business and operating results could be negatively affected.

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

From time to time, product supply shortages have challenged our ability to meet market needs and we have increased prices in response to our suppliers increasing their prices to us. Our inability to supply partners and end users with products they need, and/or our need to increase our prices could result in long-lasting, negative consequences to our relationships with those partners and end users, to RAIN adoption and to our business overall.

Increasing attention to environmental, social and governance and regulatory matters may cause us to incur additional costs or expose us to additional risks.

Investors, governmental and nongovernmental organizations, partners and end users are increasingly focusing on environmental, social and governance, or ESG, practices. Our ESG practices may not meet their standards, and they as well as advocacy groups may campaign for us to change our business or practices to address their ESG-related concerns. Our failure, or perceived failure, to adequately respond to any such campaigns could harm our business and reputation and negatively impact the market price of our securities. Moreover, our costs related to those ESG practices and reporting and disclosure requirements could increase, which could negatively affect our operating results.

We are subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals used in manufacturing our products. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

Risks Relating to Our Intellectual Property

If we are unable to protect and enforce our intellectual property then our business could be adversely affected.

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
•
our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes successfully;
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

Monitoring and addressing unauthorized use of our intellectual property is difficult and costly, and litigation to enforce our intellectual property rights is time consuming, distracting, expensive and uncertain. Our failure to identify unauthorized use of, or otherwise adequately protect, our intellectual property could adversely affect our business.

We have been and may in the future be party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights, and adversely affect RAIN adoption or adoption of our products or platform.

Patent litigation is complex and uncertain. We may or may not prevail in patent-related proceedings and such proceedings may result in increased legal expenses, additional demands on our management's time and attention, and negative effects on our relationships with partners or end users. If any pending or future proceedings result in an adverse outcome, our intellectual property rights could be weakened and we could be required to:

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

Many of our agreements require us to indemnify and defend partners and end users from third-party infringement claims and pay damages in the case of adverse rulings. These damages could be sizable and disproportionate to the business we derive from those partners or end users. Moreover, we may not know whether we are infringing a third party’s intellectual property rights due to the large number of RAIN-related patents or to other systemic factors. For example, patent applications in the United States are maintained in confidence for up to 18 months after filing or, in some instances, for the entire time prior to patent issuance. Consequently, we may not be able to account for such rights until after a patent issues.

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

Privacy advocates and others have raised, and may continue raising, concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include unauthorized parties potentially collecting personal information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection.

Any such incident could cause our or our partners’ or end users’ operations to be disrupted and subject any of us to regulatory investigations or proceedings and claims, demands or litigation. Consequently, we could face potential liability and significant costs and expenses to remediate or otherwise respond to the incident. Any failure or perceived failure to comply with any privacy- or security-related laws, regulations or contractual or other obligations to which we are or may be subject may result in regulatory actions, claims or litigation; legal and other costs; substantial time and resources; and fines, penalties or other liabilities. Any actions or concerns about security and privacy may be expensive to defend, cause us to expend substantial time and resources and damage our reputation and operating results and/or negatively impact overall RAIN industry development, even if unfounded.

We cannot be sure that any limitation-of-liability provisions in our agreements with customers, contracts with third-party vendors and service providers or other contracts will protect us from liabilities or damages against claims relating to a security breach or other privacy- or security-related issue.

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

More generally, the data security and privacy legislative and regulatory landscape in the United States, EU and other jurisdictions continues evolving. Aspects of key privacy laws and regulations—including the California Consumer Privacy Act of 2018, the California Privacy Rights Act, similar privacy laws enacted in other states and the EU General Data Protection Regulation—remain unclear as of the date of this report and continue evolving, potentially with far-reaching implications. Laws and regulations relating to privacy, data protection and security; related industry standards and guidelines; and continued evolution of these laws, regulations, standards, guidelines and other actual and asserted obligations, as well as their interpretation and enforcement, may require us to modify our products, practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise could cause us to incur substantial costs and expenses. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations or other actual or asserted obligations relating to privacy, data protection or security may result in claims or litigation; actions against us by governmental entities; legal and other costs; substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

Additionally, if we fail to develop products that meet end-user privacy requirements, then end users may choose not to use our products.

The RAIN radio protocol includes features addressing consumer privacy and authentication, and we have incorporated additional features in our products that further protect consumer privacy. Nevertheless, a third party could still breach these features and, if such breach occurs, our reputation could be damaged and our business and prospects could suffer.

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

Until 2024, we have incurred losses each year since our inception in 2000. Our ability to attain or sustain profitability depends on numerous factors, many of which are out of our control, including continued RAIN industry adoption and us maintaining or growing our market share. Our costs to support operations, product development and business and personnel expansion in sales, engineering and marketing are significant and are likely to increase as we invest to grow the market and our share of it, reduce our costs and improve our operations. If we fail to increase our revenue or manage our expenses, or if our investments in growing the market or our share of it fail, then we may not attain or sustain profitability.

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

As of December 31, 2024, we had federal U.S. net operating loss carryforwards, or NOLs, of $190.3 million and U.S. federal research and development credit carryforwards of $38.7 million, which we may use to reduce future taxable income or income taxes. We have established a valuation allowance against the carrying value of these deferred tax assets. The U.S. federal NOLs and U.S. federal research and development credit carryforwards began expiring in 2020.

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
•
unstable political and economic conditions, including instability resulting from wars and other armed conflicts, such as those in Ukraine and the Gaza Strip, or geopolitical tensions, such as those between the United States, China and Taiwan;
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

As of December 31, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 51.3% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Our Vice President Information Technology, or VP IT, and Senior Information Security Manager, or Senior ISM, are responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cyber incidents if any occur. Our VP IT has a bachelor’s degree in management information systems and more than 25 years experience managing enterprise information-technology systems and resources. Our Senior ISM has an undergraduate degree in management information systems, an MBA and multiple professional cybersecurity certifications, has specialized in cybersecurity for more than a decade and is focused primarily on cybersecurity.

Our VP IT and Senior ISM provide periodic briefings to the audit committee and to the board of directors about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, our policies for managing and responding to cybersecurity incidents include procedures for appropriate escalations to our Chief Compliance Officer and to our audit committee chair.

Item 2. Properties

We have several operating leases for office space, summarized as of December 31, 2024 in the table below. We believe that our facilities are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of January 31, 2025, there were 28 holders of record of our common stock. The actual number of holders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

This graph assumes that the investment in our common stock and in each index was $100 on December 31, 2019, and assumes dividend reinvestment, if any. The stock price performance in the graph is not indicative of future stock price performance.

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

For our discussion of our fiscal 2023 results compared to fiscal 2022 for both our results of operations and our liquidity and capital resources sections, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 12, 2024 which is incorporated by reference herein.

Overview

Our vision is a world in which every item that enterprises manufacture, transport and sell, and that people own, use and recycle, is wirelessly and ubiquitously connected to the cloud. And a world in which the ownership, history and linked information for every one of those items is seamlessly available to enterprises and people. We call our expansive vision a Boundless Internet of Things, or IoT. We design and sell a platform that enables that wireless item-to-cloud connectivity and with which we and our partners innovate IoT solutions.

Our mission is to connect every thing. We have enabled connectivity for more than 120 billion items to date, delivering item visibility and improving operational efficiencies for retailers, supply chain and logistics, or SC&L providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more. We are today focused on extending item connectivity from tens of billions to trillions of items, and delivering item data not just to enterprises but to people, so they too can derive value from their connected items. We believe the Boundless IoT we are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon RAIN radios; manufacturing, test, encoding and reading systems, software and cloud services that encapsulate our solutions know-how and intellectual property. We sell two types of silicon IC radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. The ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our manufacturing, test and encoding systems enable partner products and facilitate enterprise deployments. Our reading systems comprise high-performance finished readers and gateways for autonomous reading solutions. Our software and cloud services focus on solutions enablement.

We sell our products, individually or as a whole platform offering primarily with or through our partner ecosystem. That ecosystem comprises original equipment manufacturers, or OEMs, tag service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners.

Our radios follow the RAIN industry’s air-interface standard for their core reading functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into our products, including our Gen2X functionality, supporting those features across our platform and licensing them where appropriate, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products.

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

Product Adoption and Unit Growth Rates

Enterprises have significantly adopted RAIN in retail apparel, our largest market, and SC&L, but the rate of adoption and unit growth rates have been uneven and unpredictable. From 2010 to 2024, our overall endpoint IC sales volumes increased at a 27% compounded annual growth rate; however, we have experienced declines in endpoint IC sales volumes during various periods.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. Although we continue generating project-based revenue, we have not seen it at a comparable scale in 2022, 2023 or in 2024.

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

We did not see these seasonal trends in 2022 or 2023 but began to see them in the second half of 2024. Quarter-to-quarter revenue variability due to macroeconomic conditions and program-launch timing may impact these seasonal trends in the future.

Results of Operations

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands, except percentages)	2024	2023	2022	Change	Change
Revenue	$366,087	$307,539	$257,800	$58,548	$49,739
Gross profit	$188,855	$151,982	$137,884	$36,873	$14,098
Gross margin	51.6%	49.4%	53.5%	2.2%	(4.1)%
Loss from operations	$(7,069)	$(43,484)	$(19,479)	$36,415	$(24,005)

Revenue and gross profit increased, due primarily to higher endpoint IC and partially offset by lower systems revenue. The endpoint IC revenue increase was driven primarily by higher shipment volumes and licensing revenue partially offset by lower average ASP due to mix and short-term pricing incentives on legacy products, and the systems revenue decrease was due primarily to lower shipment volumes. Gross margin increased due primarily to high-margin licensing revenue recognized in the year that did not occur in the prior year. Loss from operations decreased due primarily to increased gross profit.

Revenue

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Endpoint ICs	$305,915	$234,426	$191,532	$71,489	$42,894
Systems	60,172	73,113	66,268	(12,941)	6,845
Total revenue	$366,087	$307,539	$257,800	$58,548	$49,739

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

Endpoint IC revenue increased $71.5 million, due primarily to a $79.7 million increase from higher shipment volumes and $15.0 million from licensing revenue that did not occur in the prior year, partially offset by a $23.2 million decrease due to lower average ASP, the latter due primarily to product mix shift, and to a lesser extent, short-term pricing incentives on legacy products.

Systems revenue decreased $12.9 million due primarily to a decrease in shipment volumes. Reader and gateway revenue decreased $5.8 million and $8.6 million, respectively. These decreases were partially offset by an increase of $3.1 million from test and measurement solutions revenue.

Gross Profit and Gross Margin

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands, except percentages)	2024	2023	2022	Change	Change
Cost of revenue	$177,232	$155,557	$119,916	$21,675	$35,641
Gross profit	188,855	151,982	137,884	36,873	14,098
Gross margin	51.6%	49.4%	53.5%	2.2%	(4.1)%

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

Gross profit increased $36.9 million, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. Gross margin increased, due primarily to high-margin licensing revenue recognized in the year that did not occur in the prior year.

Operating Expenses

Research and Development

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Research and development	$98,829	$88,562	$74,106	$10,267	$14,456

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

Research and development expense increased $10.3 million, due primarily to increases of $8.5 million in personnel expenses primarily from higher bonus achievement and to a lesser extent increased headcount, $4.4 million in stock-based compensation expense related primarily to increased outstanding equity grants, and $1.5 million in infrastructure costs primarily from increased depreciation and software costs, partially offset by a decrease of $4.1 million in product development costs.

Sales and Marketing

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Sales and marketing	$40,579	$41,123	$37,894	$(544)	$3,229

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Sales and marketing expense decreased $0.5 million, due primarily to decreases of $0.5 million in marketing related spend and $0.4 million in personnel expenses resulting from lower headcount, partially offset by higher bonus achievement and commissions. These decreases were partially offset by an increase of $0.5 million in stock-based compensation expense related primarily to increased outstanding equity grants.

General and Administrative

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
General and administrative	$51,802	$60,828	$45,465	$(9,026)	$15,363

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

General and administrative expense decreased $9.0 million, due primarily to a decrease of $18.0 million in professional services related to legal fees and transaction expenses, partially offset by increases of $5.2 million personnel expenses from higher bonus achievement, higher headcount and higher payroll taxes, and $3.5 million in stock-based compensation expense related primarily to increased outstanding equity grants.

Amortization of Intangibles

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Amortization of intangibles	$2,902	$4,953	$—	$(2,051)	$4,953

Amortization of intangibles decreased by $2.1 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Restructuring Costs

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Restructuring costs	$1,812	$—	$(102)	$1,812	$102

The increase in restructuring costs relates to the restructuring we initiated on February 7, 2024. For further information on this restructuring, please refer to Note 18 to our consolidated financial statements included elsewhere in this report.

Income From Settlement of Litigation

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Income from settlement of litigation	$45,000	$—	$—	$45,000	$—

The increase in income from settlement of litigation relates to the Settlement Agreement with NXP on March 13, 2024. See Note 12, Commitments and Contingencies for further details.

Other Income, Net

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Other income, net	$7,937	$4,644	$2,517	$3,293	$2,127

Other income, net, comprises primarily interest income on our short-term investments.

Other income, net, increased $3.3 million, due to increased interest income given higher invested balances and higher interest rates.

Induced Conversion Expense

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Induced conversion expense	$—	$—	$2,232	$—	$(2,232)

There was no induced conversion expense for the years ended December 31, 2024 and 2023.

Interest Expense

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Interest expense	$4,873	$4,848	$4,923	$25	$(75)

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount.

Interest expense remained comparable to the prior period.

Income Tax Expense

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	Change	Change
Income tax expense (benefit)	$157	$(322)	$184	$479	$(506)

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

Income tax expense increased by $0.5 million due to changes in our estimated effective tax rate.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $164.7 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of December 31, 2024, we had working capital of $(4.8) million, down from $238.8 million as of December 31, 2023. The decrease was driven by the reclassification of our convertible debt from long-term to current, due to certain conditions being met (refer to Note 8 our consolidated financial statements included elsewhere in this report for further information). This decrease was partially offset by an increase in cash and short-term investments.

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

2021 Notes

In November 2021, we issued convertible notes due in 2027 in an aggregate principal amount of $287.5 million, which we refer to as the 2021 Notes. The 2021 Notes are our senior unsecured obligation, bearing interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The 2021 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, and will mature on May 15, 2027 unless earlier repurchased, redeemed or converted in accordance with the indenture terms.

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

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$128,310	$(49,382)	$641
Net cash provided by (used in) investing activities	(192,570)	115,808	(102,799)
Net cash provided by (used in) financing activities	15,679	8,736	(2,148)

Operating Cash Flows

For the year ended December 31, 2024, we generated $128.3 million of net cash from operating activities. These net cash proceeds were due to $112.3 million of net income adjusted for non-cash items and $16.0 million of working capital proceeds due primarily to higher accrued compensation and employee related benefits and accounts payable, partially offset by lower operating lease liabilities, acquisition related contingent consideration liability and higher inventory.

Investing Cash Flows

For the year ended December 31, 2024, we used $192.6 million of net cash from investing activities. This net cash usage was due primarily to purchases of investment of $202.1 million and property and equipment purchases of $17.1 million, partially offset by proceeds from maturities of investments of $26.6 million.

Financing Cash Flows

For the year ended December 31, 2024, we generated $15.7 million of net cash from financing activities. These net cash proceeds were due to $20.3 million from stock-option exercises and our employee stock purchase plan, or ESPP, partially offset by $4.6 million of cash paid for the earnout payment related to the Voyantic Oy acquisition.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2024:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$295,586	$3,234	$292,352	$—	$—
Operating lease obligations
Operating lease obligations	10,248	4,101	4,956	1,191	—
Purchase commitments (2)	35,021	35,021	—	—	—
Total	$340,855	$42,356	$297,308	$1,191	$—

(1) The 2021 Notes include $8.1 million in interest payments.

(2) Purchase commitments comprise primarily noncancelable commitments to purchase $24.6 million of inventory as of December 31, 2024, noncancelable software license agreements with vendors and equipment purchases.

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

Revenue generated from licensing our intellectual property is governed by licensing agreements. We recognize revenue from licensing the right to use functional intellectual property at the point in time the control of the license transfers to the customer, which is generally upon delivery, or as usage occurs.

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

We had cash, cash equivalents and short-term investments of $164.7 million and $113.2 million as of December 31, 2024 and 2023, respectively. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory valuation
Description of the Matter

The Company's inventory totaled $99.3 million as of December 31, 2024. As explained in Note 2 to the consolidated financial statements, the Company determines the appropriate value of all inventory in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those amounts are determined to be less than cost.

Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates are affected by market and economic conditions outside the Company's control, including management's assumptions about the product demand and life cycle.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve estimate. This included management's determination of the assumptions and data underlying the excess and obsolete inventory valuation.

To test the Company's estimates for excess and obsolete inventory, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions (e.g., forecasted customer demand and product life cycle). We assessed forecast accuracy by comparing historical forecast to actual results. We also performed sensitivity analysis to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2020. Seattle, Washington February 10, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Impinj, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Impinj, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Impinj, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 10, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington

February 10, 2025

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$46,053	$94,793
Short-term investments	118,661	18,440
Accounts receivable, net	56,802	54,919
Inventory	99,346	97,172
Prepaid expenses and other current assets	5,536	4,372
Total current assets	326,398	269,696
Long-term investments	74,871	—
Property and equipment, net	50,610	44,891
Intangible assets, net	10,291	13,913
Operating lease right-of-use assets	7,142	9,735
Other non-current assets	1,045	1,478
Goodwill	18,723	19,696
Total assets	$489,080	$359,409
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$17,254	$8,661
Accrued compensation and employee related benefits	22,309	8,519
Accrued and other current liabilities	2,684	8,614
Current portion of operating lease liabilities	3,589	3,373
Current portion of long-term debt	283,493	—
Current portion of deferred revenue	1,848	1,713
Total current liabilities	331,177	30,880
Long-term debt	—	281,855
Operating lease liabilities, net of current portion	5,719	9,360
Deferred tax liabilities, net	2,200	2,911
Deferred revenue, net of current portion	120	272
Total liabilities	339,216	325,278
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 28,504 and 27,166 shares issued and outstanding at December 31, 2024 and 2023, respectively	29	27
Additional paid-in capital	541,090	463,900
Accumulated other comprehensive income (loss)	(1,942)	355
Accumulated deficit	(389,313)	(430,151)
Total stockholders' equity	149,864	34,131
Total liabilities and stockholders' equity	$489,080	$359,409

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$366,087	$307,539	$257,800
Cost of revenue	177,232	155,557	119,916
Gross profit	188,855	151,982	137,884
Operating expenses:
Research and development	98,829	88,562	74,106
Sales and marketing	40,579	41,123	37,894
General and administrative	51,802	60,828	45,465
Amortization of intangibles	2,902	4,953	—
Restructuring costs	1,812	—	(102)
Total operating expenses	195,924	195,466	157,363
Loss from operations	(7,069)	(43,484)	(19,479)
Other income, net	7,937	4,644	2,517
Income from settlement of litigation	45,000	—	—
Induced conversion expense	—	—	(2,232)
Interest expense	(4,873)	(4,848)	(4,923)
Income (loss) before income taxes	40,995	(43,688)	(24,117)
Income tax benefit (expense)	(157)	322	(184)
Net income (loss)	$40,838	$(43,366)	$(24,301)

Net income (loss) per share — basic	$1.46	$(1.62)	$(0.95)
Net income (loss) per share — diluted	$1.39	$(1.62)	$(0.95)
Weighted-average shares outstanding — basic	27,953	26,752	25,539
Weighted-average shares outstanding — diluted	29,471	26,752	25,539
The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$40,838	$(43,366)	$(24,301)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(515)	1,198	(1,210)
Foreign currency translation adjustment	(1,782)	406	—
Total other comprehensive income (loss)	(2,297)	1,604	(1,210)
Comprehensive income (loss)	$38,541	$(41,762)	$(25,511)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2021	24,737	$25	$351,422	$(362,484)	$(39)	$(11,076)
Issuance of common stock	1,361	1	15,415	—	—	15,416
Stock-based compensation	—	—	42,443	—	—	42,443
Induced conversion on 2019 Notes (Note 8)	—	—	(5,681)	—	—	(5,681)
Net loss	—	—	—	(24,301)	—	(24,301)
Other comprehensive loss	—	—	—	—	(1,210)	(1,210)
Balance at December 31, 2022	26,098	$26	$403,599	$(386,785)	$(1,249)	$15,591
Issuance of common stock	1,041	1	8,736	—	—	8,737
Stock-based compensation	—	—	47,986	—	—	47,986
Net loss	—	—	—	(43,366)	—	(43,366)
Equity issuance for Voyantic acquisition (Note 6)	27	—	3,579	—	—	3,579
Other comprehensive income	—	—	—	—	1,604	1,604
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	1,338	2	20,278	—	—	20,280
Stock-based compensation	—	—	56,546	—	—	56,546
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	40,838	—	40,838
Other comprehensive loss	—	—	—	—	(2,297)	(2,297)
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$40,838	$(43,366)	$(24,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,588	13,623	6,044
Stock-based compensation	56,546	47,986	42,443
Restructuring equity modification expense	366	—	—
Accretion of discount or amortization of premium on investments	(1,122)	(1,637)	(233)
Amortization of debt issuance costs	1,638	1,611	1,601
Loss on fixed asset disposal	—	—	57
Induced conversion expense related to convertible notes	—	—	2,232
Deferred tax expense	(567)	(931)	—
Revaluation of acquisition-related contingent consideration liability	986	1,570	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,999)	(3,713)	(14,547)
Inventory	(2,220)	(49,577)	(24,439)
Prepaid expenses and other assets	227	1,625	852
Accounts payable	9,270	(12,303)	7,371
Accrued compensation and employee related benefits	13,855	(1,119)	2,683
Accrued and other liabilities	244	(591)	(215)
Acquisition-related contingent consideration liability	(2,556)	—	—
Operating lease right-of-use assets	2,560	2,607	3,414
Operating lease liabilities	(3,392)	(3,308)	(4,126)
Deferred revenue	48	(1,859)	1,805
Net cash provided by (used in) operating activities	128,310	(49,382)	641
Investing activities:
Purchases of investments	(202,063)	—	(205,749)
Proceeds from sales of investments	—	13,372	—
Proceeds from maturities of investments	26,605	144,401	114,750
Proceeds from sale of property and equipment	—	234	279
Purchases of intangible assets	—	(250)	—
Purchases of property and equipment	(17,112)	(18,592)	(12,079)
Business acquisitions, net of cash acquired	—	(23,357)	—
Net cash provided by (used in) investing activities	(192,570)	115,808	(102,799)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	20,281	8,736	15,416
Payment of 2019 Notes	—	—	(17,564)
Payment of acquisition-related contingent consideration	(4,602)	—	—
Net cash provided by (used in) financing activities	15,679	8,736	(2,148)
Effect of exchange rate changes on cash and cash equivalents	(159)	34	—
Net increase (decrease) in cash and cash equivalents	(48,740)	75,196	(104,306)
Cash and cash equivalents
Beginning of period	94,793	19,597	123,903
End of period	$46,053	$94,793	$19,597

Supplemental disclosure of cashflow information:
Cash paid for interest	$3,234	$3,234	$3,420
Purchases of property and equipment not yet paid	$763	$1,417	$6,245
Operating lease liabilities arising from obtaining ROU assets	$—	$979	$—
Lease liabilities arising from remeasurement of ROU assets	$—	$159	$—
26,396 shares of common stock issued for Voyantic Oy acquisition	$—	$3,579	$—
Acquisition-related contingent consideration liability	$—	$6,172	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. The Impinj platform wirelessly connects items and delivers data about the connected items to business and consumer applications. Impinj generates revenue from enterprise solutions that use our platform's constituent elements — endpoint ICs, reader ICs, readers gateways, and test and measurement solutions — as well as from development, service and license agreements.

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

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements, as well as the reported revenue and expenses during the periods presented. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, sales incentives, the fair value of assets acquired, liabilities assumed, contingent consideration in business combinations, inventory excess and obsolescence and income taxes. To the extent there are material differences between our estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

	Year Ended December 31,
	2024	2023	2022
Revenue:
Customer A	28%	33%	28%
Customer B	17	11	10
Customer C	15	*	*
	60%	44%	38%

* Customer accounted for less than 10% of total revenue in the period.

	As of December 31,
	2024	2023
Accounts Receivable:
Customer A	22%	39%
Customer B	17	11
Customer C	22	*
	61%	50%

* Customer accounted for less than 10% of total accounts receivable in the period.

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

Investments

Our investments comprise fixed income securities, including U.S. government securities, corporate notes and bonds, commercial paper and asset-backed securities. The contractual maturities of some of our available-for-sale, or AFS, debt securities exceed a year and are classified as long-term investments on our balance sheet. We carry AFS debt securities at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). Our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in fair value of an investment below the cost basis is determined to be other-than-temporary. Factors we consider in determining whether a loss is temporary include the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, our intent to sell the security and whether or not we will be required to sell the security prior to the expected recovery of the investment's amortized cost basis. No such impairment changes were recorded during the years ended December 31, 2024, 2023 and 2022. See Note 3 tables for the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of December 31, 2024 and 2023.

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

We do not have any financial assets or liabilities in Level 3 as of December 31, 2024, and only had the liability for the earnout consideration related to the Voyantic Oy acquisition as of December 31, 2023. We classified this liability as such because we determined the fair value using significant unobservable inputs. See Note 3: Fair Value Measurements and Note 6: Goodwill and Intangible Assets.

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

Contingent Consideration — The contingent consideration liability is related to our acquisition of Voyantic Oy (see Note 6: Goodwill and Intangible Assets). We paid the contingent consideration amount of $7.2 million in second-quarter 2024.

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

We derive most of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, ODMs, solution providers and distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of December 31, 2024 or 2023.

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

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return	Balance at End of Year
Allowance for sales returns and price exceptions:
During year ended December 31, 2024	$677	$2,248	$(2,155)	$770
During year ended December 31, 2023	605	2,912	(2,840)	677
During year ended December 31, 2022	947	1,899	(2,241)	605

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

Excess and obsolescence charges had an immaterial impact on our 2024, 2023 and 2022 gross margin.

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

Other Assets

Other assets comprise primarily capitalized implementation costs from cloud computing arrangements and security deposits. We capitalize eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement. Cloud computing arrangement costs, included in prepaid expenses and other current assets, were $0.4 million and $0.4 million, and other non-current assets were $1.0 million and $1.4 million, as of December 31, 2024 and 2023, respectively. Amortization expense associated with the cloud computing arrangements was $0.4 million for 2024, $0.5 million for 2023, and $0.4 million for 2022. We present cash flows related to capitalized implementation costs in cash flows used in operating activities.

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

Revenue Recognition

We generate revenue primarily from sales of hardware products. We also generate revenue from software, extended warranties, enhanced maintenance, support services and nonrecurring engineering, or NRE, development services, none of which are material.

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

Revenue generated from licensing our intellectual property is governed by licensing agreements. We recognize revenue from licensing the right to use functional intellectual property at the point in time the control of the license transfers to the customer, which is generally upon delivery, or as usage occurs.

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

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. We record a liability for the estimated cost of these warranties based on historical claims, product failure rates and other factors when we recognize the related revenue. We review these estimates periodically and adjust our warranty reserves when actual experience differs from historical estimates or when other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2024, 2023 and 2022 were not material.

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

We have various noncancellable operating lease agreements for office, warehouse and research and development space in the United States, China and Finland, with expiration dates from 2025 to 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that we factor into the classification and measurement of the lease when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component. We consider variable CAM expenses for real estate leases as non-lease components.

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

Stock-Based Compensation

We have various equity award plans or Plans for granting share-based awards to employees, consultants and non-employee Company directors. The Plans provide for granting several available forms of stock compensation such as restricted stock units, or RSUs, RSUs with performance conditions, or PSUs, and RSUs with market and service conditions, or MSUs and an employee stock purchase plan, or ESPP.

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

Net Earnings (Loss) per Share

We compute net earnings (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. We have outstanding stock options, RSUs, PSUs, MSUs and an ESPP, each of which we include in our calculation of diluted net loss per share if their effect would be dilutive. We compute diluted net loss per share by considering all potential dilutive common stock equivalents outstanding for the period.

Recently Adopted Accounting Standards

In November 2023, the FASB released ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. We adopted ASU 2023-07 on January 1, 2024 and have made the necessary reportable segment disclosures (See Note 14—Segment Disclosures).

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB released ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends disclosure requirements related to the disaggregation of income statement expenses in the notes to financial statements. The standard is effective for fiscal years beginning after December 31, 2026. We are currently evaluating any impact of this standard on our financial statement disclosures.

In November 2024, the FASB released ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20), which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The standard is effective for fiscal years beginning after December 31, 2025. We are currently evaluating any impact of this standard on our financial statement disclosures.

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,097	$—	$—	$1,097	$78,661	$—	$—	$78,661
Total cash equivalents	1,097	—	—	1,097	78,661	—	—	78,661
Short-term investments:
U.S. Government agency securities	—	3,929	—	3,929	—	11,893	—	11,893
U.S. Treasury securities	—	63,634	—	63,634	—	—	—	—
Yankee bonds	—	—	—	—	—	1,951	—	1,951
Agency bonds	—	—	—	—	—	2,994	—	2,994
Asset-backed securities	—	—	—	—	—	1,602	—	1,602
Corporate notes and bonds	—	32,305	—	32,305	—	—	—	—
Commercial paper	—	18,793	—	18,793	—	—	—	—
Total short-term investments	—	118,661	—	118,661	—	18,440	—	18,440
Long-term investments:
U.S. Government agency securities	—	5,989	—	5,989	—	—	—	—
U.S. Treasury securities	—	2,492	—	2,492	—	—	—	—
Corporate notes and bonds	—	66,390	—	66,390	—	—	—	—
Total long-term investments	—	74,871	—	74,871	—	—	—	—
Total	$1,097	$193,532	$—	$194,629	$78,661	$18,440	$—	$97,101

Acquisition related contingent consideration liability	—	—	—	—	—	—	6,180	6,180
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$6,180	$6,180

The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value as of December 31, 2023 and during fiscal year 2024:

	Year Ended December 31,
	2024	2023
Balance as of January 1	$6,180	$—
Addition of contingent consideration liability due to acquisition	986	4,602
Change in fair value of contingent consideration liability due to remeasurement	—	1,578
Contingent consideration payment made	(7,166)	—
Balance as of December 31	$—	$6,180

We recorded the contingent consideration related to the Voyantic Oy acquisition at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and gross margins. A decrease in estimated revenue and gross margins or an increase in the discount rate would decrease the fair value of the contingent consideration liability. The estimated revenue and gross margins are not interrelated inputs. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations is management's responsibility with the assistance of a third-party valuation specialist. During the year ended December

31, 2023, and 2024 we remeasured the fair value of the contingent consideration liability based on updated inputs related to actual performance results and recorded an additional expense of $1.6 million and $1.0 million, respectively, in general and administrative expense on the consolidated statement of operations. During second-quarter 2024, we paid the contingent consideration and as of December 31, 2024, the contingent consideration is $0. As of December 31, 2023, the contingent consideration liability of $6.2 million is included in "Accrued expenses and other current liabilities" on the consolidated balance sheet.

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

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	December 31, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,097	$—	$—	$1,097
U.S. Government agency securities	9,933	1	(16)	9,918
U.S. Treasury securities	66,146	17	(37)	66,126
Corporate notes and bonds	99,215	—	(520)	98,695
Commercial paper	18,805	—	(12)	18,793
Total	$195,196	$18	$(585)	$194,629

	December 31, 2023
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$78,661	$—	$—	$78,661
U.S. Government agency securities	11,932	—	(39)	11,893
Yankee bonds	1,956	—	(5)	1,951
Agency bond	2,998	—	(4)	2,994
Asset-backed securities	1,604	—	(2)	1,602
Total	$97,151	$—	$(50)	$97,101

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $142.8 million and unrealized losses of $0.6 million as of December 31, 2024. Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $10.2 million and unrealized losses of $0.02 million as of December 31, 2023. We did not have any marketable securities in a continuous loss position for greater than 12 months as of December 31, 2024. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $8.2 million and unrealized losses of $0.03 million as of December 31, 2023.

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

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$14,040	$21,773
Work-in-process	52,028	42,217
Finished goods	33,278	33,182
Total inventory	$99,346	$97,172

Note 5. Property and Equipment

The following table presents property and equipment details as of the dates presented (in thousands):

	December 31, 2024	December 31, 2023
Machinery and equipment	$72,439	$57,511
Computer equipment and software	3,335	3,012
Furniture and fixtures	1,369	1,333
Equipment acquired under finance leases	1,727	1,728
Leasehold improvements	13,690	12,966
Total property and equipment, gross	92,560	76,550
Less: Accumulated depreciation	(41,950)	(31,659)
Total property and equipment, net	$50,610	$44,891

Depreciation expense, which includes amortization of finance lease assets, was $10.7 million, $8.7 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. We did not acquire any property and equipment under finance leases for the years ended December 31, 2024 or 2023.

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

The transaction-related costs for the acquisition were $1.0 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. Transaction expenses and contingent consideration expense are included in general and administrative expense in the consolidated statements of operations.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$19,696	$3,881
Additions from acquisition	—	15,590
Foreign currency translation adjustment	(973)	225
Total	$18,723	$19,696

As of December 31, 2024, intangible assets comprised of the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	$725	$(725)	$—
Customer Relationships	1	3,470	(3,470)	—
Developed Technology	7.25	12,223	(2,950)	9,273
Patent	3	250	(122)	128
Tradename	8	1,139	(249)	890
Total definite-lived intangible assets (1)		$17,807	$(7,516)	$10,291
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted-average life of our intangible assets is approximately six years. Amortization expense of intangible assets was $2.9 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2025	1,912
2026	1,873
2027	1,828
2028	1,828
2028	1,828
Thereafter	1,022
Total	$10,291

Note 7. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents U.S. and foreign components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$41,729	$(40,349)	$(24,508)
Foreign	(734)	(3,339)	391
Loss before income taxes	$40,995	$(43,688)	$(24,117)

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(212)	(163)	(68)
Foreign	(512)	(446)	(110)
	(724)	(609)	(178)
Deferred:
U.S. - Federal	—	(53)	5
U.S. - State	3	—	(11)
Foreign	564	984	—
	567	931	(6)
Total income tax expense	$(157)	$322	$(184)

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2024 because we intend to permanently reinvest the earnings outside the United States. We expect the amount of the unrecognized deferred tax liability, if incurred, to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2024	2023	2022
U.S. Statutory Rate	21.0%	21.0%	21.0%
Change in valuation allowance	29.4	(42.0)	(54.7)
State taxes (net of federal benefit)	0.2	0.1	0.4
Federal research and development credit	(20.1)	18.6	16.5
Stock-based compensation	(37.8)	10.4	16.1
Inducement premium	—	—	5.0
Unrecognized tax benefits	5.0	(4.7)	(4.1)
Other, net	2.7	(2.8)	(1.0)
Effective income tax rate	0.4%	0.7%	(0.8%)

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

	December 31, 2024	December 31, 2023
Net operating loss carryforwards	$40,760	$49,228
Credit carryforwards	29,123	22,971
Capitalized research and development	46,318	32,988
Operating lease liabilities	1,873	2,569
Allowances	4,323	1,624
Deferred revenue	15	48
Stock-based compensation	5,753	6,351
Disallowed interest expense	—	—
Inventory cost capitalization	1,655	1,433
Deferred tax assets	129,820	117,211
Less: Valuation allowance	(126,102)	(114,040)
Net deferred tax assets	3,718	3,171
Deferred tax liability:
Goodwill	(820)	(823)
Depreciation and amortization	(3,683)	(3,326)
Operating lease ROU assets	(1,415)	(1,933)
Deferred tax liabilities	(5,918)	(6,082)
Net deferred tax liability	$(2,200)	$(2,911)

Realizing deferred tax assets depends on us generating future taxable income, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023 because, based on the weight of available evidence, it is more likely than not we will be unable to realize the deferred tax assets.

We acquired Voyantic Oy, a Finnish company on April 3, 2023. As a result of the transaction, we recorded a $3.7 million deferred tax liability associated with intangibles, with an offset to goodwill.

We have accumulated federal tax losses of approximately $190.3 million and $230.5 million, respectively, as of December 31, 2024 and 2023, which are available to reduce future taxable income. The Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $141.8 million with an indefinite life as of December 31, 2024. We have accumulated state tax losses of approximately $18.8 million and $21.3 million as of December 31, 2024 and 2023, respectively. We also have net research and development credit carryforwards of $38.7 million and $30.5 million as of December 31, 2024 and 2023, respectively, which are available to reduce future tax liabilities. We began to capitalize research and development expenses in the year ended December 31, 2022 under Section 174. The net impact of this provision resulted in a deferred tax asset of approximately $46.3 million and $32.9 million as of December 31, 2024 and 2023, respectively.

The pre-2018 federal and state tax losses and federal research and development credit carryforwards began expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. We have completed a formal IRC Section 382 study through December 31, 2024 and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may affect the limitation in future years.

We are currently not under audit in any tax jurisdiction. Tax years from 2005 through 2024 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. We establish the reserves when we believe that our tax-return positions might be challenged by taxing authorities, despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$7,640	$5,606	$4,609
Gross increase to tax positions in current periods	2,056	2,034	997
Balance at end of period	$9,696	$7,640	$5,606

As of December 31, 2024, we recorded a total amount of unrecognized tax benefit of $9.7 million as a reduction to the deferred tax asset. If recognized, this tax benefit would have no impact to our effective tax rate because we have a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. We record accrued interest and penalties related to unrecognized tax benefits as income tax expense and their value is zero.

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

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	December 31, 2024			December 31, 2023
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,500	(4,007)	283,493	287,500	(5,645)	281,855

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

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

Our common stock exceeded 130% of the conversion price of the 2021 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024. Accordingly, the 2021 Notes are convertible at the option of the holders as of December 31, 2024 and therefore, are classified as current portion of long-term debt on the consolidated balance sheet as of December 31, 2024. The “if-converted value” exceeded the principal amounts by $88.6 million based on the closing price of our common stock of $145.26 as of December 31, 2024.

Accounting for the Notes

Effective January 1, 2021, we early adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), using the modified retrospective approach. We accounted for the 2021 Notes issuance as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. We presented the 2021 Notes total issuance costs of $9.1 million as a direct deduction from the face amount of the 2021 Notes. We amortized the issuance costs to interest expense over the respective term of the 2021 Notes using the effective interest rate method.

Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2024	2023	2022
	2021 Notes	2021 Notes	2021 Notes	2019 Notes	Total
Amortization of debt issuance costs	1,639	1,612	19	1,583	1,602
Cash interest expense	3,234	3,236	87	3,234	3,321
Total interest expense	$4,873	$4,848	$106	$4,817	$4,923

Accrued interest related to the 2021 Notes as of December 31, 2024 and 2023 was $0.4 million and $0.4 million, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

Our estimated fair value of the 2021 Notes was $408.7 million and $314.0 million as of December 31, 2024 and 2023, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 9. Stockholders’ Equity

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law and by our certificate of incorporation. We had no preferred stock issued and outstanding as of December 31, 2024 or 2023.

Common Stock

As of December 31, 2024, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

Note 10. Stock-Based Awards

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,034	$1,869	$1,522
Research and development expense	25,666	21,307	17,961
Sales and marketing expense	10,774	10,240	9,447
General and administrative expense	18,072	14,570	13,513
Total stock-based compensation expense	$56,546	$47,986	$42,443

2016 Equity Incentive Plan

In June 2016, our board of directors adopted and our stockholders approved our 2016 Equity Incentive Plan, or the 2016 Plan, which became effective in July 2016 at which time the 2010 Equity Incentive Plan, or the 2010 Plan, was terminated. The number of shares of common stock reserved for issuance under the 2016 Plan may increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by the lesser of (1) 1,825,000 shares; (2) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; and (3) a lesser number of shares determined by our board of directors. The 2016 Plan provides for granting incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares or performance units to employees, non-employee directors and consultants. We have not issued options under the 2016 Plan since the year ended December 31, 2021.

All options historically granted under the 2010 Plan and the 2016 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. As allowed under the 2016 Plan, there are a few exceptions to this vesting schedule, which permit vesting at different rates or based on achieving performance targets. We use newly issued shares to satisfy option exercises. As of December 31, 2024, we had approximately 3.6 million shares of common stock available for future grants.

Stock Options

The following table summarizes option award activity for the year ended December 31, 2024 (in thousands, except per share data and years):

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2023	1,466	$25.48	4.97	$94,650
Granted	—	—
Exercised	(677)	24.52
Forfeited or expired	(2)	29.98
Outstanding at December 31, 2024	787	26.28	4.24	93,654
Vested and exercisable at December 31, 2024	787	$26.27	4.24	$93,622

The total intrinsic value of options exercised during 2024, 2023 and 2022 was $85.1 million, $19.1 million and $31.9 million, respectively. The total grant date fair value of options vested was $1.0 million, $3.3 million and $7.0 million during 2024, 2023 and 2022, respectively.

As of December 31, 2024, our unrecognized stock-based compensation cost related to unvested stock options was immaterial.

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs and MSUs for the year ended December 31, 2024 (in thousands, except per share data):

	Number of Underlying Shares		Weighted-Average Grant Date Fair Value
	RSUs	MSUs	RSUs	MSUs
Outstanding at December 31, 2023	1,078	174	$84.18	$138.77
Granted	461	165	134.76	160.32
Vested	(502)	(98)	79.15	44.32
Forfeited	(117)	(2)	90.01	185.49
Outstanding at December 31, 2024	920	239	$111.50	$192.06

We record stock-based compensation expense for RSUs and MSUs on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.

In 2022, we granted PSUs under our annual bonus program to our senior executives and other bonus-eligible employees. The number of annual PSUs that ultimately vest depends on us attaining certain financial metrics for the fiscal year as well as on the employee’s continued employment through the vesting date. In fiscal year 2022, we transitioned to a bonus plan that was half cash and half PSUs. In fiscal years 2023 and 2024, we transitioned to an all cash bonus plan.

The following table summarizes information related to granted and vested RSUs, PSUs and MSUs (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
RSU weighted-average grant date fair value	$134.76	$119.12	$65.81
MSU weighted-average grant date fair value	160.32	145.51	81.22
PSU weighted-average grant date fair value	$—	$—	$64.07

Fair market value of RSUs vested	$74,358	$64,417	$32,871
Fair market value of MSUs vested	9,829	7,219	—
Fair market value of PSUs vested	$—	$7,261	$18,873

As of December 31, 2024, our total unrecognized stock-based compensation cost related to unvested MSUs was $25.8 million, which we will recognize over the weighted-average period of 1.5 years. As of December 31, 2024, there was $89.4 million of total unrecognized compensation cost related to unvested RSUs, which we expect to recognize over a weighted-average period of 2.4 years.

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

As of December 31, 2024, the total unrecognized stock-based compensation from the ESPP was $0.2 million, which we will recognize on a straight-line basis over the weighted-average remaining service period of less than one year.

We estimate the fair value of the ESPP grant at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.0% - 5.3%	5.1% - 5.6%	0.7% - 3.2%
Expected term	0.5 Years	0.5 Years	0.5 Years
Expected volatility	59.9% - 61.6%	64.7% - 85.9%	71.9% - 76.3%

Note 11. Leases

The following table presents the components of lease expense in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs(1)
Single lease costs	$3,394	$3,486	$4,299
Variable lease costs	1,367	1,280	2,159
Sublease income(2)	—	(165)	(1,976)
Total operating lease costs	$4,761	$4,601	$4,482
(1) Includes short-term lease costs, which are immaterial.
(2) Sublease income is related to unused office space that we sublet as part of the fiscal 2018 restructuring where we continue to have the primary obligations.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$4,060	$4,233	$5,097
Lease liabilities arising from remeasurement of right-of-use assets
Operating leases	$—	$159	$—
Lease liabilities arising from obtaining ROU assets
Operating leases	$—	$1,690	$2,237

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of:

	2024	2023
Weighted-average remaining lease term (years)	2.8	3.7
Weighted-average discount rate	6.9%	6.9%

The following table presents future lease payments under operating leases as of December 31, 2024 (in thousands):

Operating Leases
Lease Payments
2025	$4,101
2026	4,190
2027	766
2028	642
2029	549
Thereafter	—
Total lease payments	$10,248
Less: Imputed interest	(940)
Present value of lease liabilities	9,308
Less: Current portion of lease liabilities	3,589
Lease liabilities, net of current portion	$5,719

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

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of December 31, 2024 and 2023, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On March 13, 2024, while additional trials were pending in China and Texas, and post-trial motions and appeals were pending in China and the U.S., we and NXP entered into the Settlement Agreement. Under the agreement we and NXP agreed to terminate and withdraw all pending proceedings and release one another for all patent infringement claims preceding March 31, 2024 and grant to each other non-exclusive, worldwide patent licenses to make, have made, import, use, offer for sale and sell their respective products and services, subject to the terms of the agreement. The Settlement Agreement will remain in force until all the valid claims of a specified set of Impinj patents, or the Indicator Patents, expire in about ten years. Either party can terminate the Settlement Agreement if the other party materially breaches the terms of the Agreement and NXP can terminate the Settlement Agreement if it successfully designs out all valid claims of the Indicator Patents.

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

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $24.6 million of inventory as of December 31, 2024.

Note 13. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranties, enhanced product maintenance and advance payments on NRE services contracts, represents contracted revenue that we have not yet recognized.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$1,985	$2,599
Opening balance from Voyantic acquisition	—	1,233
Deferral of revenue	2,930	2,920
Recognition of deferred revenue	(2,947)	(4,767)
Balance at end of period	$1,968	$1,985

During 2024, we recognized $1.4 million revenue which we included in deferred revenue as of December 31, 2023. During 2023, we recognized $2.2 million revenue which we included in deferred revenue as of December 31, 2022.

Note 14. Segment Reporting

We have one reportable and operating segment: the development and sale of our products and services. We identified our reportable segment based on how our chief operating decision-maker, or CODM, manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the CODM and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

Information by Revenue Categories

Our chief executive officer reviews information about our revenue categories, endpoint ICs and systems, the latter defined as reader ICs, readers, gateways, test and measurement systems and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Endpoint ICs	$305,915	$234,426	$191,532
Systems	60,172	73,113	66,268
Total revenue	$366,087	$307,539	$257,800

Information by Geography

The following table summarizes our long-lived assets, comprising property and equipment, less accumulated depreciation (in thousands):

	December 31, 2024	December 31, 2023
United States	$13,255	$14,110
Malaysia	9,221	11,749
Taiwan	20,541	13,396
Others	7,593	5,636
Total	$50,610	$44,891

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

	Year Ended December 31,
	2024	2023	2022
Americas	$110,155	$96,418	$57,129
Asia Pacific	209,538	176,409	168,249
Europe, Middle East and Africa	46,394	34,712	32,422
Total revenue	$366,087	$307,539	$257,800

Total revenue in the United States, which is included in the Americas, was $82.9 million, $86.2 million and $43.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total revenue in China (and Hong Kong), which is included in Asia Pacific, was $162.7 million, $128.3 million and $109.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. While total revenue in Malaysia, which is included in Asia Pacific, was less than 10% of revenue for the years ended December 31, 2024 and 2023, it was $41.0 million for the year ended December 31, 2022. No sales to countries other than the United States, China and Malaysia accounted for more than 10% of revenue for the years ended December 31, 2024, 2023 and 2022.

Significant Segment Expenses

We adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on December 31, 2024. As our CODM manages operations on a consolidated basis, consolidated net income as reported in our Statement of Operations is the US GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in our consolidated Statement of Operations.

Note 15. Net Earnings (Loss) per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, except for per-share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$40,838	$(43,366)	$(24,301)
Interest add back	—	—	—
Net income (loss) attributable to common stock holders	$40,838	$(43,366)	$(24,301)
Denominator:
Weighted average common shares outstanding, basic	27,953	26,752	25,539
Dilutive effect of:
Stock plans	1,518	—	—
2021 Notes	—	—	—
Weighted average common shares outstanding, diluted	29,471	26,752	25,539

Net earnings (loss) per share — basic	$1.46	$(1.62)	$(0.95)
Net earnings (loss) per share — diluted	$1.39	$(1.62)	$(0.95)

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	—	1,466	1,712
RSUs, MSUs and PSUs	349	1,252	1,494
Employee stock purchase plan shares	—	51	26
2021 Notes	2,589	2,589	2,589

Note 16. Related-Party Transactions

We have been party to a consulting agreement with a limited liability company owned by Cathal Phelan, a member of our board of directors, pursuant to which Mr. Phelan provided advisory and consulting services to us. We recognized and paid $0.5 million in consulting fees to the limited liability company owned by Mr. Phelan for the year ended December 31, 2022. No consulting fees were recognized and paid in the years ended December 31, 2024 or 2023y. Additionally, we granted 60,000 shares of stock options to Mr. Phelan on September 21, 2020 in connection with these consulting services, with 1/24th of the shares subject to the option vesting on October 21, 2020 and 1/24th of the shares subject to the option vesting on each month thereafter, subject to Mr. Phelan remaining a service provider. Further, in connection with these consulting services, we granted 8,000 RSUs to Mr. Phelan on October 1, 2022 with ¼th of the RSUs vesting on January 1, April 1, July 1 and October 1, 2023, subject to Mr. Phelan remaining a service provider. On January 1, 2023, Mr. Phelan joined our company as Chief Innovation Officer and ceased to provide us with consulting services. Mr. Phelan remains on our board of directors as a non-independent director.

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $0.3 million. The patent expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our consolidated balance sheet as of December 31, 2024.

Note 17. Retirement Plans

In 2001, we adopted a salary deferral 401(k) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service, and allows a matching contribution, subject to certain limitations. We contributed $1.7 million and $1.8 million as matching contributions for the years ended December 31, 2024 and 2023, respectively.

Note 18. Restructuring

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

A summary of accrued restructuring costs as of December 31, 2024 is shown in the table below (in thousands):

Year Ended December 31, 2024
Restructuring costs	$1,812
Non cash payments	(366)
Cash payments	(1,446)
Accrued restructuring costs as of December 31, 2024	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2024.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Jeff Dossett, Chief Revenue Officer	Rule 10b5-1 Trading Arrangement	November 19, 2024	-	August 28, 2025	Up to 15,000

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended, or the “Rule”.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.

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

We have adopted an insider trading policy governing, among other things, the purchase, sale and/or other dispositions of our common stock by our directors, officers, employees, consultants, contractors and agents. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc., adopted as of February 23, 2023	8-K	2/28/2023	3.1

4.1	Description of Impinj, Inc.’s Common Stock

4.2	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

4.4	Indenture, dated as of November 5, 2021, between Impinj, Inc., and U.S. Bank National Association, as trustee	8-K	11/5/2021	4.6

4.5	Form of 1.125% Convertible Senior Notes due 2027 (included in Exhibit 4.4)	8-K	11/5/2021	4.6

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Offer Letter, dated January 6, 2020, between the registrant and Cary Baker	10-K	3/2/2020	10.14

10.13	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.14A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.14B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.14C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.15	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.16†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	10-Q	10/28/2020	10.1

10.17†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	10-Q	10/28/2020	10.2

10.18†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	10-Q	10/28/2020	10.3

10.19†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.4

10.20†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.5

10.21†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.6

10.22†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.7

10.23+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.24	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.25+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett	10-K	2/28/2020	10.32
10.26	Form of Capped Call Transaction Confirmation	8-K	12/16/2019	10.1
10.27+	Impinj, Inc. Amended and Restated Outside Director Compensation Policy, as amended May 26, 2022	10-Q	7/27/2022	10.1
10.28+	Executive Employment Agreement, dated November 13, 2018 between the registrant and Hussein Mecklai	10-K	2/13/2023	10.28
10.29+ ††	Executive Employment and Arbitration Agreement dated December 29, 2022 between the registrant and Cathal Phelan	10-K	2/13/2023	10.29

10.30†	Settlement and Patent Cross-License Agreement, dated as of March 13, 2024, by and among Impinj, Inc., NXP Semiconductors N.V. and NXP USA, Inc.	10-Q	4/24/2024	10.1

19.1	Impinj, Inc. Insider Trading Policy

21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

97.1	Impinj, Inc. Amended and Restated Compensation Recovery Policy	10-K	2/12/2024	97.1

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+	Indicates management contract or compensatory plan, contract or arrangement.

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

Impinj, Inc.

Date: February 10, 2025	By:	/s/ Cary Baker
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

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	February 10, 2025
Chris Diorio, Ph.D.

/s/ Cary Baker	Chief Financial Officer	February 10, 2025
Cary Baker	(Principal Financial and Accounting Officer)

/s/ Steve Sanghi	Chair	February 10, 2025
Steve Sanghi

/s/ Daniel Gibson	Director	February 10, 2025
Daniel Gibson

/s/ Umesh Padval	Director	February 10, 2025
Umesh Padval

/s/ Cathal Phelan	Director	February 10, 2025
Cathal Phelan
/s/ Meera Rao	Director	February 10, 2025
Meera Rao

/s/ Miron Washington	Director	February 10, 2025
Miron Washington