Form 10-Q
period 2025-03-31
IMPINJ INC
filed 2025-04-23
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 11, 2025, 28,978,803 shares of common stock were outstanding.

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
•
a large portion of our products are applied to, or used in, other products manufactured overseas and imported into the U.S., and any decline in demand for those manufactured products due to tariffs could affect our business;
•
our ability to deliver enterprise solutions at scale is nascent;
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
•
changes in global trade policies could have a material adverse effect on us;
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
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 55.9% of our outstanding common stock as of March 31, 2025, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$61,317	$46,053
Short-term investments	86,600	118,661
Accounts receivable, net	57,099	56,802
Inventory	98,483	99,346
Prepaid expenses and other current assets	5,069	5,536
Total current assets	308,568	326,398
Long-term investments	84,547	74,871
Property and equipment, net	49,646	50,610
Intangible assets, net	10,241	10,291
Operating lease right-of-use assets	6,507	7,142
Other non-current assets	939	1,045
Goodwill	19,377	18,723
Total assets	$479,825	$489,080
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$10,830	$17,254
Accrued compensation and employee related benefits	8,952	22,309
Accrued and other current liabilities	3,084	2,684
Current portion of operating lease liabilities	3,665	3,589
Current portion of long-term debt	—	283,493
Current portion of deferred revenue	1,634	1,848
Total current liabilities	28,165	331,177
Long-term debt	283,905	—
Operating lease liabilities, net of current portion	4,775	5,719
Deferred tax liabilities, net	2,194	2,200
Deferred revenue, net of current portion	222	120
Total liabilities	319,261	339,216
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 28,927 and 28,504 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	29	29
Additional paid-in capital	558,672	541,090
Accumulated other comprehensive loss	(373)	(1,942)
Accumulated deficit	(397,764)	(389,313)
Total stockholders' equity	160,564	149,864
Total liabilities and stockholders' equity	$479,825	$489,080

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$74,277	$76,825
Cost of revenue	37,596	39,277
Gross profit	36,681	37,548
Operating expenses:
Research and development	25,314	22,519
Sales and marketing	8,055	10,176
General and administrative	12,396	13,365
Amortization of intangibles	485	1,409
Restructuring costs	—	1,812
Total operating expenses	46,250	49,281
Loss from operations	(9,569)	(11,733)
Other income, net	2,060	1,292
Income from settlement of litigation	—	45,000
Interest expense	(1,223)	(1,216)
Income (loss) before income taxes	(8,732)	33,343
Income tax benefit	281	1
Net income (loss)	$(8,451)	$33,344

Net income (loss) per share — basic	$(0.30)	$1.22
Net income (loss) per share — diluted	$(0.30)	$1.10
Weighted-average shares outstanding — basic	28,639	27,357
Weighted-average shares outstanding — diluted	28,639	31,425

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(8,451)	$33,344
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	394	34
Foreign currency translation adjustment	1,175	(659)
Total other comprehensive income (loss)	1,569	(625)
Comprehensive income (loss)	$(6,882)	$32,719

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$(8,451)	$33,344
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,521	3,909
Stock-based compensation	12,522	11,790
Restructuring equity modification expense	—	366
Accretion of discount or amortization of premium on investments	(590)	(67)
Amortization of debt issuance costs	414	407
Deferred tax expense	(93)	(278)
Revaluation of acquisition-related contingent consideration liability	—	907
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(220)	(4,503)
Inventory	896	9,400
Prepaid expenses and other assets	870	1,355
Accounts payable	(6,623)	1,878
Accrued compensation and employee related benefits	(13,401)	(292)
Accrued and other liabilities	405	2,182
Operating lease right-of-use assets	653	614
Operating lease liabilities	(887)	(820)
Deferred revenue	(159)	(52)
Net cash provided by (used in) operating activities	(11,143)	60,140
Investing activities:
Purchases of investments	(25,910)	—
Proceeds from maturities of investments	49,000	11,248
Purchases of property and equipment	(1,863)	(6,202)
Net cash provided by investing activities	21,227	5,046
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,847	6,917
Payments of taxes on restricted stock units	(787)	—
Net cash provided by financing activities	5,060	6,917
Effect of exchange rate changes on cash and cash equivalents	120	(44)
Net increase in cash and cash equivalents	15,264	72,059
Cash and cash equivalents
Beginning of period	46,053	94,793
End of period	$61,317	$166,852

Supplemental disclosure of cashflow information:
Purchases of property and equipment not yet paid	940	299
Acquisition-related contingent consideration liability	—	7,087

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	423	—	5,847	—	—	5,847
Stock-based compensation	—	—	12,522	—	—	12,522
RSU tax withholding	—	—	(787)	—	—	(787)
Net loss	—	—	—	(8,451)	—	(8,451)
Other comprehensive income	—	—	—	—	1,569	1,569
Balance at March 31, 2025	28,927	$29	$558,672	$(397,764)	$(373)	$160,564

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	494	1	6,916	—	—	6,917
Stock-based compensation	—	—	11,790	—	—	11,790
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	33,344	—	33,344
Other comprehensive loss	—	—	—	—	(625)	(625)
Balance at March 31, 2024	27,660	$28	$482,972	$(396,807)	$(270)	$85,923

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), and applicable rules and regulations of the Securities and Exchange Commission ("SEC"), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 10, 2025.

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

Recently Adopted Accounting Standards

In November 2023, the FASB released ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. We adopted ASU 2023-07 on January 1, 2024 and have made the necessary reportable segment disclosures (See Note 9—Segment Information).

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

In November 2024, the FASB released ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends disclosure requirements related to the disaggregation of income statement expenses in the notes to financial statements. In January 2025, the FASB released ASU 2025-01, clarifying that the standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating any impact of this standard on our financial statement disclosures.

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

We did not have any financial assets or liabilities in Level 3 as of March 31, 2025 or December 31, 2024.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$21,524	$—	$21,524	$1,097	$—	$1,097
Commercial paper	—	4,289	4,289	—	—	—
Total cash equivalents	21,524	4,289	25,813	1,097	—	1,097
Short-term investments:
U.S. Government agency securities	—	3,965	3,965	—	3,929	3,929
U.S. Treasury securities	—	24,393	24,393	—	63,634	63,634
Corporate notes and bonds	—	39,232	39,232	—	32,305	32,305
Commercial paper	—	19,010	19,010	—	18,793	18,793
Total short-term investments	—	86,600	86,600	—	118,661	118,661
Long-term investments:
U.S. Government agency securities	—	6,995	6,995	—	5,989	5,989
U.S. Treasury securities	—	—	—	—	2,492	2,492
Corporate notes and bonds	—	77,552	77,552	—	66,390	66,390
Total long-term investments	—	84,547	84,547	—	74,871	74,871
Total	$21,524	$175,436	$196,960	$1,097	$193,532	$194,629

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

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	March 31, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$21,524	$—	$—	$21,524
U.S. Government agency securities	10,968	2	(10)	10,960
U.S. Treasury securities	24,415	1	(23)	24,393
Corporate notes and bonds	116,923	99	(238)	116,784
Commercial paper	23,302	—	(3)	23,299
Total	$197,132	$102	$(274)	$196,960

	December 31, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,097	$—	$—	$1,097
U.S. Government agency securities	9,933	1	(16)	9,918
U.S. Treasury securities	66,146	17	(37)	66,126
Corporate notes and bonds	99,215	—	(520)	98,695
Commercial paper	18,805	—	(12)	18,793
Total	$195,196	$18	$(585)	$194,629

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $134.5 million and $0.3 million in unrealized losses as of March 31, 2025, and an estimated fair value of $142.8 million and $0.6 million in unrealized losses as of December 31, 2024. There were no marketable securities in a continuous loss position for greater than 12 months as of March 31, 2025 or December 31, 2024.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$11,698	$14,040
Work-in-process	43,422	52,028
Finished goods	43,363	33,278
Total inventory	$98,483	$99,346

Note 4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$18,723	$19,696
Foreign currency translation adjustment	654	(353)
Total	$19,377	$19,343

As of March 31, 2025, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Backlog	0.25	$757	$(757)	$—
Customer Relationships	1	3,623	(3,623)	—
Developed Technology	7.25	12,761	(3,521)	9,240
Patent	3	250	(142)	108
Tradename	8	1,190	(297)	893
Total definite-lived intangible assets (1)		$18,581	$(8,340)	$10,241
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted average life of our intangible assets is approximately six years. Amortization of intangible assets was $0.5 million for the three months ended March 31, 2025 and $1.4 million for the three months ended March 31, 2024, respectively.

As of March 31, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2025	1,494
2026	1,954
2027	1,909
2028	1,909
2029	1,909
Thereafter	1,066
Total	$10,241

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units ("RSUs") with a service condition, and RSUs with market and service conditions ("MSUs").

The following table summarizes activity for RSUs and MSUs for the three months ended March 31, 2025 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2024	920	239
Granted	275	38
Vested	(172)	(82)
Forfeited	(34)	(20)
Outstanding at March 31, 2025	989	175

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$526	$453
Research and development expense	7,019	5,262
Sales and marketing expense	270	2,409
General and administrative expense	4,707	3,666
Total stock-based compensation expense	$12,522	$11,790

Note 6. Commitments and Contingencies

For information on our commitments and contingencies, see Part II, Item 8 (Financial Statements and Supplementary Data, Note 12, Commitments and Contingencies) of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our commitments and contingencies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for “Obligations with Third Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $22.0 million of inventory as of March 31, 2025.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of March 31, 2025 and December 31, 2024, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	March 31, 2025			December 31, 2024
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,498	(3,593)	283,905	287,500	(4,007)	283,493

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

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

None of the circumstances in the above paragraphs were met during the three months ended March 31, 2025.

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	2021 Notes	2021 Notes
Amortization of debt issuance costs	414	407
Cash interest expense	809	809
Total interest expense	$1,223	$1,216

Accrued interest related to the 2021 Notes as of March 31, 2025 and December 31, 2024 was $1.2 million and $0.4 million, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $327.3 million and $408.7 million as of March 31, 2025 and December 31, 2024, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Earnings (Loss) Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(8,451)	$33,344
Interest add back	—	1,216
Net income (loss) attributable to common stock holders	$(8,451)	$34,560
Denominator:
Weighted average common shares outstanding, basic	28,639	27,357
Dilutive effect of:
Stock plans	—	1,479
2021 Notes	—	2,589
Weighted average common shares outstanding, diluted	28,639	31,425

Net earnings (loss) per share — basic	$(0.30)	$1.22
Net earnings (loss) per share — diluted	$(0.30)	$1.10

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

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	632	—
RSUs, MSUs and PSUs	1,164	878
Employee stock purchase plan shares	18	18
2021 Notes	2,589	—

Note 9. Segment Information

We have one reportable and operating segment: Developing and selling our RAIN products and services. We identified our operating segment based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. Accordingly, we have determined we have a single reportable and operating segment.

Our chief executive officer reviews information about our revenue categories: Endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Endpoint ICs	$61,218	$61,506
Systems	13,059	15,319
Total revenue	$74,277	$76,825

Significant Segment Expenses

We adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on January 1, 2024. As our CODM manages operations on a consolidated basis, consolidated net income as reported in our Statement of Operations is the US GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in our condensed consolidated Statement of Operations.

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering ("NRE") services contracts, represents contracted revenue that has not yet been recognized. We recognized $0.6 million of revenue related to amounts included in deferred revenue as of December 31, 2024 for the three months ended March 31, 2025. We recognized $0.7 million of revenue related to amounts included in deferred revenue as of December 31, 2023 for the three months ended March 31, 2024.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$1,968	$1,985
Deferral of revenue	505	633
Recognition of deferred revenue	(617)	(709)
Balance at end of period	$1,856	$1,909

Note 11. Restructuring

On February 7, 2024, we initiated a strategic restructuring to align financial, business and research and development objectives for long-term growth, including a reduction-in-force affecting approximately 10% of our employees. We incurred restructuring charges of $1.8 million for employee terminations benefits, including equity modification expense in first-quarter 2024. Restructuring payments were complete in second-quarter 2024 and there were no accrued restructuring costs as of March 31, 2025 and December 31, 2024.

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
•
the impact of tariffs, trade measures and other macroeconomic conditions;
•
our future financial performance, including our average selling prices, or ASPs, gross margins and the dependency of our future financial performance on macroeconomic conditions or industry trends, including tariffs;
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

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon RAIN radios; manufacturing, test, encoding and reading systems; software and cloud services that encapsulate our solutions know-how; and intellectual property. We sell two types of silicon integrated circuit, or IC, radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. The ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our manufacturing, test and encoding systems enable partner products and facilitate enterprise deployments. Our reading systems comprise high-performance finished readers and gateways for autonomous reading solutions. Our software and cloud services focus on solutions enablement.

We sell our products, individually or as a whole platform offering primarily with or through our partner ecosystem. That ecosystem comprises original equipment manufacturers, or OEMs, tag service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners.

Our radios follow the RAIN industry’s air-interface standard for their core reading functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into them, supporting those features across our platform and licensing them where appropriate, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products. We have also introduced a set of compatible extensions to the RAIN industry’s air-interface standard, which we call Gen2X, that enhance the performance and protection of our solutions. The RAIN industry, on the reader and solutions side, has broadly embraced Gen2X.

Factors Affecting Our Performance

Macroeconomic Factors

We are subject to impacts from the evolving macroeconomic environment, including uncertainty and volatility in trade measures and tariffs. Because most of our revenue derives from endpoint ICs that our partners embed into or onto items, to the extent that those items are impacted, positively or negatively, by trade measure and tariffs, we are impacted as well. While the impact that recent trade measures will have on our business and financial results is difficult to predict, they could negatively affect our business and financial results. We continue to monitor the broader impacts of these measures on our business, our supply chain and our results of operations. See risk factor "Changes in global trade policies could have a material adverse effect on us." in Part II, Item 1A. of this report for further information.

Inventory Supply

We sell most of our products, both endpoint ICs and systems, through partners and distributors, limiting our visibility to actual enterprise demand. We work closely with those partners and distributors to gain as accurate a view as possible, however, correctly forecasting demand for our products and identifying market shifts in a timely manner remains a challenge. As a result, we sometimes experience inventory overages or shortages. Inventory overages can increase expenses, expose us to product obsolescence and/or increased reserves and negatively affect our business. Inventory shortages can cause long lead times, missed opportunities, market-share losses and/or damaged customer relationships, also negatively affecting our business.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. While we continue generating project-based revenue, we have not seen it at a comparable scale in 2022 to 2024, or in first-quarter 2025.

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

Quarter-to-quarter revenue variability due to macroeconomic conditions and program-launch timing may impact these seasonal trends in the future. In light of the 2025 macroeconomic environment, we are uncertain whether we will see these trends in 2025.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change
Revenue	$74,277	$76,825	$(2,548)
Gross profit	$36,681	$37,548	$(867)
Gross margin	49.4%	48.9%	0.5%
Loss from operations	$(9,569)	$(11,733)	$2,164

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Revenue and gross profit decreased, due primarily to lower systems revenue on lower shipment volumes compared to the prior-year period. Gross margin increased, due primarily to lower indirect costs in the current-year period, partially offset by a decrease in direct product margin. Loss from operations decreased, due primarily to decreased operating expenses, partially offset by decreased gross profit. The operating expense decrease was due to lower sales and marketing costs, restructuring costs, general and administrative costs and amortization of intangibles, partially offset by increased research and development costs.

Revenue

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Endpoint ICs	$61,218	$61,506	$(288)
Systems	13,059	15,319	(2,260)
Total revenue	$74,277	$76,825	$(2,548)

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

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Endpoint IC revenue decreased $0.3 million, due to a $9.3 million decrease from lower ASP due to product mix and new customer pricing that went into effect at the beginning of the year, offset by a $9.0 million increase in shipment volumes.

Systems revenue decreased $2.3 million due primarily to a decrease in shipment volumes. Gateway revenue decreased $2.8 million and test and measurement solution revenue decreased by $1.0 million. These decreases were partially offset by increases of $1.1 million and $0.6 million in reader and reader IC revenue, respectively.

Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change
Cost of revenue	$37,596	$39,277	$(1,681)
Gross profit	$36,681	$37,548	$(867)
Gross margin	49.4%	48.9%	0.5%

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

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Gross profit decreased, due primarily to decreased systems revenue. Gross margin increased, due primarily to lower indirect costs in the current-year period, partially offset by a decrease in direct product margin, due to mix of endpoint IC and systems as well as product mix within endpoint IC.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Research and development	$25,314	$22,519	$2,795

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

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Research and development expense increased $2.8 million, due primarily to increases of $1.8 million in stock-based compensation expense, primarily related to increased outstanding equity grants; $0.6 million in product development costs due to timing; and $0.5 million in infrastructure costs.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Sales and marketing	$8,055	$10,176	$(2,121)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Sales and marketing expense decreased $2.1 million, due primarily to a decrease of $2.1 million in stock-based compensation expense. This decrease is due primarily to forfeitures related to the company's Chief Revenue Officer retiring in the period.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
General and administrative	$12,396	$13,365	$(969)

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

Three months ended March 31, 2025 compared with three months ended March 31, 2024

General and administrative expense decreased $1.0 million, due primarily to a decrease of $2.2 million in professional services related to legal fees. This decrease was partially offset by increases of $1.0 million in stock compensation expense related to increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Amortization of intangibles	$485	$1,409	$(924)

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Amortization of intangibles decreased $0.9 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had a useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Restructuring Costs

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Restructuring costs	$—	$1,812	$(1,812)

Three months ended March 31, 2025 compared with three months ended March 31, 2024

The decrease in restructuring costs relates to the restructuring we initiated on February 7, 2024. There were no restructuring costs for the three months ended March 31, 2025. See note 11 Restructuring for further information.

Other Income, net

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Other income, net	$2,060	$1,292	$768

Other income, net, comprises primarily interest income on our short-term investments.

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Other income, net, increased from the prior period due to increased interest income given higher invested balances and higher interest rates.

Income From Settlement of Litigation

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Income from settlement of litigation	$—	$45,000	$(45,000)

Three months ended March 31, 2025 compared with three months ended March 31, 2024

The decrease in income from settlement of litigation is related to the litigation settlement we reached with NXP on March 13, 2024. There was no income from litigation for the three months ended March 31, 2025. See note 6 Commitments and Contingencies for further information.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Interest expense	$1,223	$1,216	$7

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Interest expense was comparable for the periods.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Income tax benefit	$(281)	$(1)	$(280)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax benefit increased $0.3 million for the three months ended March 31, 2025, compared to the prior-year period due to changes in income (loss).

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $147.9 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of March 31, 2025, we had working capital of $280.4 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(11,143)	$60,140
Net cash provided by investing activities	21,227	5,046
Net cash provided by financing activities	5,060	6,917

Operating Cash Flows

For the three months ended March 31, 2025, we used $11.1 million of net cash in operating activities. This net cash usage was due primarily to $18.5 million in working capital due primarily to lower accrued compensation and accounts payable. The usage was partially offset by $7.3 million of net income adjusted for non-cash items.

Investing Cash Flows

For the three months ended March 31, 2025, we generated $21.2 million of net cash proceeds from investing activities. These net cash proceeds were due to investment maturities of $49.0 million, partially offset by purchases of investments of $25.9 million and cash paid for equipment purchases of $1.9 million.

Financing Cash Flows

For the three months ended March 31, 2025, we generated $5.1 million of net cash from financing activities. These net cash proceeds were due to stock-option exercises and our employee stock purchase plan, offset by $0.8 million taxes paid to cover RSU vesting.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of March 31, 2025, the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

Purchase Commitments – Purchase commitments as of March 31, 2025 total $31.3 million and comprise noncancelable commitments to purchase inventory.

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

Critical Accounting Policies and Significant Estimates

We have prepared our condensed consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We had cash, cash equivalents and short-term investments of $147.9 million as of March 31, 2025. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We are subject to risks associated with transactions that are denominated in currencies other than our functional currency and the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our reporting process. The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net, on the consolidated statements of operations. Our Voyantic subsidiary uses Euros as their functional currency, which results in a translation adjustment that we include as a component of accumulated other comprehensive income. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.

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

When we introduce new products and services, our success in ramping adoption depends, in part, on us making those products and services easy for our partners and end users to deploy and use. For example, when we launched our M800-family endpoint ICs, we supported our inlay partners in producing high-performing, high-quality M800-based inlays. Without this support, M800 adoption would have been delayed and our operating results would have suffered. We cannot guarantee we will be able to provide sufficient support for future products, in which case our operating results could suffer.

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

In April 2024, NextNav Inc. asked the Federal Communications Commission, or FCC, to initiate a proceeding to reconfigure the 902–928 MHz ISM band, or Lower 900 MHz Band, in which we and other unlicensed services operate, to create a terrestrial backup to the U.S. Global Positioning System to provide positing, navigation and timing, or PNT, data. To pay for their proposed system, NextNav also asked to be able to license certain spectral bands, including parts of the Lower 900 MHz Band, to others to deliver 5G broadband services. If approved as proposed, this ISM band reconfiguration could interfere with our RAIN radio transmissions and negatively impact us and our industry.

We and other RAIN providers and end users, as well as other Lower 900 MHz Band users, have already registered opposition to NextNav’s petition and asked the FCC to reject it. In March 2025, the FCC launched a Notice of Inquiry to explore the ways in which the FCC could support alternative PNT technologies and solutions. The NOI process will delay consideration of NextNav's petition. The fate of NextNav’s petition is uncertain at this time, but if the FCC were to adopt NextNav's proposal and our end users were not able to use our RAIN products without harmful interference, then our business would be significantly and negatively affected.

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

If our suppliers fail to manufacture our products at reasonable prices or with satisfactory quality levels, then our ability to bring those products to market and our reputation could both suffer. If supplier capacity diminishes, whether from equipment failures, closures, bankruptcy, capacity allocation, in response to macroeconomic conditions or public health events (such as Covid-19), catastrophic loss of facilities or otherwise, then we could have difficulty fulfilling orders, our revenue could decline and our growth prospects could be impaired. Transitioning our product manufacturing to new providers would take many months and, in the case of ICs, could take years. Any transition would require a requalification by our customers or end users, which could also adversely affect our ability to sell our products as well as our operating results.

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

We bear inventory risks because our products have relatively long lead times, demand for them is hard to accurately forecast, and we rely on partners to sell and distribute them.

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

The state of tariffs and other trade measures worldwide remains very uncertain. Trade is a focus of the current U.S. administration, and the administration has been very active in this area. Overall, whether and when tariffs will be implemented and their amount, scope and nature, are unclear. Also unclear, is how other countries will respond to the United States’ trade proposals and actions.

As of now, high reciprocal tariffs are in effect between China and United States and the United States has announced, but paused, tariffs on goods imported from many other countries, including Mexico, Canada, Taiwan, Malaysia and the European Union. Significant trade partners such as Mexico, Canada and the European Union have announced retaliatory tariffs. Further, while the United States has exempted certain technology products such as semiconductors and electronics such that our products are not subject to the announced tariffs, it has also initiated Section 232 investigations on such products, possibly leading to the imposition of specific tariffs on these products or on products that incorporate them.

Given this dynamic environment, it is not possible to know with any degree of certainty what the negative direct and indirect consequences of tariffs could be on our business and financial results. We believe the direct impact of U.S. tariffs on our endpoint IC business is likely to be manageable because we import only a small portion of our wafers into the United States. However, the indirect effects of U.S. tariffs on products containing our endpoint ICs could be significant. China remains a key producer of the goods our endpoint ICs connect, and a key producer of readers using our reader ICs, so the imposition of high U.S. tariffs on imports from China could significantly and negatively affect our business and financial results.

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
•
restrictions, or changes thereof, on foreign trade or investment, including trade wars and currency-exchange controls, including as a result of sanctions against Russia;
•
changes in a country’s or region’s political, regulatory, legal or economic conditions, including, for example, global and regional economic disruptions caused by any future public health outbreaks or pandemics;

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
•
differing labor regulations, including where labor laws may be more advantageous to employees outside the United States;
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

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products to existing or potential customers as well as harm our ability to compete internationally. For more information, see ''Changes in global trade policies could have a material adverse effect on us." Any changes in our product or in export or import regulations or legislation; shifts or changes in enforcement; or changes in the countries, persons or technologies targeted by these regulations could delay us introducing new products in international markets, decrease use of our products by, or decrease our ability to export or sell our products to, existing or potential customers with international operations, adversely affecting our business and results of operations.

Instability or deterioration in the political, legal, social, business or economic conditions in the U.S. or in key jurisdictions could harm our business.

Political, legal, social, business or economic instability in the United States could negatively affect our business. For example, more restrictive immigration laws or more restrictive enforcement of existing laws in the United States where we are headquartered could negatively affect our ability to hire and retain qualified personnel in vital roles.

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events or other developments—could slow or halt product shipments or disrupt our ability to manufacture, test or post-process our products, as well as our ability to effectively and timely execute on end-user deployments. We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions including Thailand, Malaysia, Taiwan and China. These jurisdictions have also experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future.

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

Investors, governmental and nongovernmental organizations, partners and end users remain focused on environmental, social and governance, or ESG, practices. Our ESG practices may not meet their standards, and they as well as advocacy groups may campaign for us to change our business or practices to address their ESG-related concerns. Our failure, or perceived failure, to adequately respond to any such campaigns could harm our business and reputation and negatively impact the market price of our securities. Moreover, our costs related to those ESG practices and reporting and disclosure requirements could increase, which could negatively affect our operating results.

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

Many factors, some outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. These fluctuations may also cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results include:

•
macroeconomic conditions, including tariffs and trade wars, inflation, recession or economic slowdown, and their impact on our business and that of our suppliers, partners and end users;
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
•
unstable political and economic conditions, including instability resulting from tariffs and trade wars, wars and other armed conflicts, such as those in Ukraine and the Gaza Strip, or geopolitical tensions, such as those between the United States, China and Taiwan;
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

As of March 31, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 55.9% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Jeff Dossett, Chief Revenue Officer (former)	Rule 10b5-1 Trading Arrangement	November 19, 2024	February 7, 2025	August 28, 2025	Up to 15,000

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

10.1+	Separation and Release of Claims Agreement, dated February 24, 2025, between the registrant and Jeff Dossett				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

+ Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impinj, Inc.

Date: April 23, 2025	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)