Form 10-Q
period 2025-06-30
IMPINJ INC
filed 2025-07-30
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 18, 2025, 29,089,692 shares of common stock were outstanding.

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
•
shortages of silicon wafers, integrated-circuit, or IC, post-processing materials or capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins;
•
changes in global trade policies could have a material adverse effect on us;
•
we must attract and retain employees with specialized knowledge and experience to compete effectively;
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
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 54.3% of our outstanding common stock as of June 30, 2025, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $287.5 million aggregate principal amount 1.125% convertible senior notes due 2027, also referred to as the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$42,417	$46,053
Short-term investments	150,788	118,661
Accounts receivable, net	55,131	56,802
Inventory	96,210	99,346
Prepaid expenses and other current assets	5,221	5,536
Total current assets	349,767	326,398
Long-term investments	67,332	74,871
Property and equipment, net	52,985	50,610
Intangible assets, net	10,605	10,291
Operating lease right-of-use assets	6,372	7,142
Other non-current assets	996	1,045
Goodwill	20,760	18,723
Total assets	$508,817	$489,080
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$11,989	$17,254
Accrued compensation and employee related benefits	9,270	22,309
Accrued and other current liabilities	2,686	2,684
Current portion of operating lease liabilities	3,817	3,589
Current portion of long-term debt	—	283,493
Current portion of deferred revenue	2,289	1,848
Total current liabilities	30,051	331,177
Long-term debt	284,321	—
Operating lease liabilities, net of current portion	4,263	5,719
Deferred tax liabilities, net	2,271	2,200
Deferred revenue, net of current portion	222	120
Total liabilities	321,128	339,216
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 29,088 and 28,504 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	29	29
Additional paid-in capital	571,598	541,090
Accumulated other comprehensive income (loss)	2,273	(1,942)
Accumulated deficit	(386,211)	(389,313)
Total stockholders' equity	187,689	149,864
Total liabilities and stockholders' equity	$508,817	$489,080

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$97,894	$102,495	$172,171	$179,320
Cost of revenue	41,281	44,979	78,877	84,256
Gross profit	56,613	57,516	93,294	95,064
Operating expenses:
Research and development	24,652	24,924	49,966	47,443
Sales and marketing	8,738	9,827	16,793	20,003
General and administrative	11,828	13,223	24,224	26,588
Amortization of intangibles	521	496	1,006	1,905
Restructuring costs	—	—	—	1,812
Total operating expenses	45,739	48,470	91,989	97,751
Income (loss) from operations	10,874	9,046	1,305	(2,687)
Other income, net	2,053	2,122	4,113	3,414
Income from settlement of litigation	—	—	—	45,000
Interest expense	(1,225)	(1,217)	(2,448)	(2,433)
Income before income taxes	11,702	9,951	2,970	43,294
Income tax benefit (expense)	(149)	12	132	13
Net income	$11,553	$9,963	$3,102	$43,307

Net income per share — basic	$0.40	$0.36	$0.11	$1.57
Net income per share — diluted	$0.39	$0.34	$0.10	$1.44
Weighted-average shares outstanding — basic	29,008	27,889	28,824	27,623
Weighted-average shares outstanding — diluted	29,655	29,422	29,550	31,718

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$11,553	$9,963	$3,102	$43,307
Other comprehensive income, net of tax:
Unrealized gain on investments	188	13	582	47
Foreign currency translation adjustment	2,458	(161)	3,633	(820)
Total other comprehensive income (loss)	2,646	(148)	4,215	(773)
Comprehensive income	$14,199	$9,815	$7,317	$42,534

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$3,102	$43,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,230	6,908
Stock-based compensation	25,545	26,495
Restructuring equity modification expense	—	366
Accretion of discount or amortization of premium on investments	(1,117)	(109)
Amortization of debt issuance costs	830	815
Deferred tax expense	(192)	(372)
Revaluation of acquisition-related contingent consideration liability	—	986
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	1,930	699
Inventory	3,241	16,378
Prepaid expenses and other assets	808	1,461
Accounts payable	(5,416)	6,996
Accrued compensation and employee related benefits	(13,173)	4,056
Accrued and other liabilities	7	290
Acquisition-related contingent consideration liability	—	(2,556)
Operating lease right-of-use assets	1,333	1,293
Operating lease liabilities	(1,792)	(1,706)
Deferred revenue	381	312
Net cash provided by operating activities	22,717	105,619
Investing activities:
Purchases of investments	(107,105)	—
Proceeds from maturities of investments	83,820	13,033
Purchases of property and equipment	(8,403)	(7,568)
Net cash provided by (used in) investing activities	(31,688)	5,465
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,734	13,446
Payments of taxes on restricted stock units	(1,771)	—
Payment of acquisition-related contingent consideration	—	(4,602)
Net cash provided by financing activities	4,963	8,844
Effect of exchange rate changes on cash and cash equivalents	372	(68)
Net increase (decrease) in cash and cash equivalents	(3,636)	119,860
Cash and cash equivalents
Beginning of period	46,053	94,793
End of period	$42,417	$214,653

Supplemental disclosure of cashflow information:
Cash paid for interest	1,617	1,617
Purchases of property and equipment not yet paid	860	1,198
Operating lease liabilities arising from obtaining ROU assets	507	—

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	423	—	5,847	—	—	5,847
Stock-based compensation	—	—	12,522	—	—	12,522
RSU tax withholding	—	—	(787)	—	—	(787)
Net loss	—	—	—	(8,451)	—	(8,451)
Other comprehensive income	—	—	—	—	1,569	1,569
Balance at March 31, 2025	28,927	$29	$558,672	$(397,764)	$(373)	$160,564
Issuance of common stock	161	—	887	—	—	887
Stock-based compensation	—	—	13,023	—	—	13,023
RSU tax withholding	—	—	(984)	—	—	(984)
Net income	—	—	—	11,553	—	11,553
Other comprehensive income	—	—	—	—	2,646	2,646
Balance at June 30, 2025	29,088	$29	$571,598	$(386,211)	$2,273	$187,689

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	494	1	6,916	—	—	6,917
Stock-based compensation	—	—	11,790	—	—	11,790
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	33,344	—	33,344
Other comprehensive loss	—	—	—	—	(625)	(625)
Balance at March 31, 2024	27,660	$28	$482,972	$(396,807)	$(270)	$85,923
Issuance of common stock	413	—	6,529	—	—	6,529
Stock-based compensation	—	—	14,705	—	—	14,705
Net income	—	—	—	9,963	—	9,963
Other comprehensive loss	—	—	—	—	(148)	(148)
Balance at June 30, 2024	28,073	$28	$504,206	$(386,844)	$(418)	$116,972

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 10, 2025.

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

Licensing of Intellectual Property

On March 13, 2024, we and NXP Semiconductors N.V. (“NXP”) entered into a Settlement and Patent Cross-License Agreement (the “Settlement Agreement”). Under the Settlement Agreement, NXP made a one-time payment of $45 million and agreed to make annual license fee payments on April 1 of each year, starting on April 1, 2024, until the termination of the Settlement Agreement. During first-quarter 2024, we recorded the $45 million payment in income from settlement of litigation in the condensed consolidated statements of operations. We will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year until the Settlement Agreement terminates. We recognized the license fee for the first annual usage period in second-quarter 2024. See Note 6 Commitments and Contingencies for additional details of the Settlement Agreement with NXP.

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

We did not have any financial assets or liabilities in Level 3 as of June 30, 2025 or December 31, 2024.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,497	$—	$1,497	$1,097	$—	$1,097
Commercial paper	—	9,684	9,684	—	—	—
Total cash equivalents	1,497	9,684	11,181	1,097	—	1,097
Short-term investments:
U.S. Government agency securities	—	1,982	1,982	—	3,929	3,929
U.S. Treasury securities	—	37,078	37,078	—	63,634	63,634
Corporate notes and bonds	—	47,828	47,828	—	32,305	32,305
Commercial paper	—	63,900	63,900	—	18,793	18,793
Total short-term investments	—	150,788	150,788	—	118,661	118,661
Long-term investments:
U.S. Government agency securities	—	4,993	4,993	—	5,989	5,989
U.S. Treasury securities	—	—	—	—	2,492	2,492
Corporate notes and bonds	—	62,339	62,339	—	66,390	66,390
Total long-term investments	—	67,332	67,332	—	74,871	74,871
Total	$1,497	$227,804	$229,301	$1,097	$193,532	$194,629

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

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	June 30, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,497	$—	$—	$1,497
U.S. Government agency securities	6,985	—	(10)	6,975
U.S. Treasury securities	37,097	2	(21)	37,078
Corporate notes and bonds	110,076	213	(122)	110,167
Commercial paper	73,628	3	(47)	73,584
Total	$229,283	$218	$(200)	$229,301

	December 31, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,097	$—	$—	$1,097
U.S. Government agency securities	9,933	1	(16)	9,918
U.S. Treasury securities	66,146	17	(37)	66,126
Corporate notes and bonds	99,215	—	(520)	98,695
Commercial paper	18,805	—	(12)	18,793
Total	$195,196	$18	$(585)	$194,629

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $170.1 million and $0.2 million in unrealized losses as of June 30, 2025, and an estimated fair value of $142.8 million and $0.6 million in unrealized losses as of December 31, 2024. There were no marketable securities in a continuous loss position for greater than 12 months as of June 30, 2025 or December 31, 2024.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$9,634	$14,040
Work-in-process	37,579	52,028
Finished goods	48,997	33,278
Total inventory	$96,210	$99,346

Note 4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$18,723	$19,696
Foreign currency translation adjustment	2,037	(440)
Total	$20,760	$19,256

As of June 30, 2025, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Developed Technology	7.25	13,900	(4,314)	9,586
Patent	3	250	(163)	87
Tradename	8	1,296	(364)	932
Total definite-lived intangible assets (1)		$15,446	$(4,841)	$10,605
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. Amortization of intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.9 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2025	$1,081
2026	2,124
2027	2,079
2028	2,079
2029	2,079
Thereafter	1,163
Total	$10,605

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units (“RSUs”) with a service condition, and RSUs with market and service conditions (“MSUs”).

The following table summarizes activity for RSUs and MSUs for the six months ended June 30, 2025 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2024	920	239
Granted	296	63
Vested	(294)	(87)
Forfeited	(54)	(34)
Outstanding at June 30, 2025	868	181

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$539	$534	$1,065	$987
Research and development expense	6,065	6,543	13,084	11,805
Sales and marketing expense	1,984	2,802	2,254	5,211
General and administrative expense	4,435	4,826	9,142	8,492
Total stock-based compensation expense	$13,023	$14,705	$25,545	$26,495

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

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $23.6 million of inventory as of June 30, 2025.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of June 30, 2025 and December 31, 2024, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

Under the Settlement Agreement, NXP paid us a one-time amount of $45.0 million and agreed to make annual license fee payments, if the specified set of Indicator Patents are still in use, on April 1 of each year, effective April 1, 2024. The annual license fee will increase by a fixed percentage each year after 2024 for the remaining term of the Settlement Agreement. We have no obligation to pay NXP under the Settlement Agreement.

We allocated the consideration from the Settlement Agreement to the components of the Settlement Agreement. We recorded the $45.0 million payment in income from settlement of litigation in the condensed consolidated statements of operations in first-quarter 2024, upon receipt, and recognized the first and second annual license fees of $15.0 million and $16.0 million in revenue in second-quarter 2024 and 2025, respectively. Licensing of our intellectual property is part of our ongoing operations and therefore, we will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year until the Settlement Agreement terminates.

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”).

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates indicated (in thousands):

	June 30, 2025			December 31, 2024
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	287,498	(3,177)	284,321	287,500	(4,007)	283,493

Further details of the 2021 Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	2.6

The 2021 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures (the “Indentures”). The total net proceeds from the 2021 Notes, after deducting initial debt issuance costs, fees and expenses, was $278.4 million. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026 (the “2019 Notes” and, together with the 2021 Notes, the “Notes”) through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.9 million aggregate principal amount of the 2019 Notes in June 2022. We will use the remainder of the net proceeds from the 2021 Notes for general corporate purposes.

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

None of the circumstances in the above paragraphs were met during the three months ended June 30, 2025.

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	2021 Notes	2021 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	416	409	830	816
Cash interest expense	809	808	1,618	1,617
Total interest expense	$1,225	$1,217	$2,448	$2,433

Accrued interest related to the 2021 Notes as of June 30, 2025 and December 31, 2024 was $0.4 million and $0.4 million, respectively. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $358.8 million and $408.7 million as of June 30, 2025 and December 31, 2024, respectively, which we determined through consideration of quoted market prices. The fair value for the 2021 Notes is classified as Level 2, as defined in Note 2.

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

Note 8. Net Earnings Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$11,553	$9,963	$3,102	$43,307
Interest add back	—	—	—	2,433
Net income attributable to common stock holders	$11,553	$9,963	$3,102	$45,740
Denominator:
Weighted average common shares outstanding, basic	29,008	27,889	28,824	27,623
Dilutive effect of:
Stock plans	647	1,533	726	1,506
2021 Notes	—	—	—	2,589
Weighted average common shares outstanding, diluted	29,655	29,422	29,550	31,718

Net earnings per share — basic	$0.40	$0.36	$0.11	$1.57
Net earnings per share — diluted	$0.39	$0.34	$0.10	$1.44

Basic net earnings per share is calculated using our net income and our weighted average outstanding common shares.

Diluted net earnings per share is calculated using our net income attributable to common stockholders with interest charges applicable to our convertible debt added back under the if converted method, if dilutive, and our weighted average outstanding common shares including the dilutive effect of stock awards and employee stock purchase plan shares as determined under the treasury stock method and of our convertible notes using the if converted method, if dilutive. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our convertible notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs, MSUs and PSUs	470	114	904	737
Employee stock purchase plan shares	16	—	16	—
2021 Notes	2,589	2,589	2,589	—

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

Our chief executive officer reviews information about our revenue categories: Endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, test and measurement solutions and software and cloud services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Endpoint ICs	$84,619	$89,392	$145,837	$150,898
Systems	13,275	13,103	26,334	28,422
Total revenue	$97,894	$102,495	$172,171	$179,320

Significant Segment Expenses

We adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on January 1, 2024. As our CODM manages operations on a consolidated basis, consolidated net income as reported in our Statement of Operations is the GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in our condensed consolidated Statement of Operations.

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering (“NRE”) services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.1 million of revenue related to amounts included in deferred revenue as of December 31, 2024 for the six months ended June 30, 2025. We recognized $1.1 million of revenue related to amounts included in deferred revenue as of December 31, 2023 for the six months ended June 30, 2024.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$1,968	$1,985
Deferral of revenue	1,804	1,630
Recognition of deferred revenue	(1,261)	(1,347)
Balance at end of period	$2,511	$2,268

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

Factors Affecting Our Performance

Macroeconomic Factors

We are subject to impacts from the evolving macroeconomic environment, including uncertainty and volatility in trade measures and tariffs. Because most of our revenue derives from endpoint ICs that our partners embed into or onto items, to the extent that those items are impacted, positively or negatively, by trade measure and tariffs, we are impacted as well. While the impact that recent trade measures will have on our business and financial results is difficult to predict, they could negatively affect our business and financial results. We continue to monitor the broader impacts of these measures on our business, our supply chain and our results of operations. See risk factor “Changes in global trade policies could have a material adverse effect on us.” in Part II, Item 1A. of this report for further information.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. While we continue generating project-based revenue, we have not seen it at a comparable scale in 2022 to 2024, or in the first half of 2025.

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

Quarter-to-quarter revenue and gross margin variability due to macroeconomic conditions, program-launch timing and our ability to migrate OEMs and end users to newer, lower cost products may impact these seasonal trends in the future. In light of the 2025 macroeconomic environment, we are uncertain whether we will see these trends in 2025.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	2025	2024	Change
Revenue	$97,894	$102,495	$(4,601)	$172,171	$179,320	$(7,149)
Gross profit	$56,613	$57,516	$(903)	$93,294	$95,064	$(1,770)
Gross margin	57.8%	56.1%	1.7%	54.2%	53.0%	1.2%
Income (loss) from operations	$10,874	$9,046	$1,828	$1,305	$(2,687)	$3,992

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Revenue and gross profit decreased, due primarily to lower endpoint IC revenue partially offset by higher systems revenue. The endpoint IC revenue decrease was driven primarily by lower ASP when compared to the prior-year period. Gross margin increased, due primarily to product mix within endpoint IC and an increase in high-margin licensing revenue compared to the prior-year period. Income from operations increased, due primarily to decreased operating expenses, partially offset by decreased gross profit. The operating expense decrease was due to lower general and administrative and sales and marketing costs.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Revenue and gross profit decreased, due primarily to lower endpoint IC and systems revenue. The endpoint IC revenue decrease was driven primarily by lower ASP when compared to the prior-year period and the systems revenue decrease was driven primarily by decreased shipment volumes when compared to the prior-year period. Gross margin increased, due primarily to product mix within endpoint IC and an increase in high-margin licensing revenue compared to the prior-year period. Income from operations increased, due primarily to decreased operating expenses, partially offset by decreased gross profit. The operating expense decrease was due to lower sales and marketing costs, general and administrative costs, restructuring costs and amortization of intangibles, partially offset by increased research and development costs.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Endpoint ICs	$84,619	$89,392	$(4,773)	$145,837	$150,898	$(5,061)
Systems	13,275	13,103	172	26,334	28,422	(2,088)
Total revenue	$97,894	$102,495	$(4,601)	$172,171	$179,320	$(7,149)

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

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Endpoint IC revenue decreased $4.8 million, due to a $8.1 million decrease from lower ASP due to product mix and new customer pricing that went into effect at the beginning of the year, offset by a $2.2 million increase in shipment volumes and a $1.0 million increase in licensing revenue.

Systems revenue increased $0.2 million due primarily to an increase in shipment volumes. Gateway revenue increased $1.1 million, reader revenue increased by $0.9 million, and test and measurement solutions revenue increased by $0.5 million. These increases were partially offset by a decrease of $2.2 million in reader IC revenue.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Endpoint IC revenue decreased $5.1 million, due to a $17.1 million decrease from lower ASP due to product mix and new customer pricing that went into effect at the beginning of the year, offset by a $11.0 million increase in shipment volumes and a $1.0 million increase in licensing revenue.

Systems revenue decreased $2.1 million due primarily to a decrease in shipment volumes. Gateway revenue decreased $1.8 million, reader IC revenue decreased $1.6 million, and test and measurement solutions revenue decreased by $0.5 million. These decreases were partially offset by an increase of $2.0 million in reader revenue.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	2025	2024	Change
Cost of revenue	$41,281	$44,979	$(3,698)	$78,877	$84,256	$(5,379)
Gross profit	56,613	57,516	(903)	93,294	95,064	(1,770)
Gross margin	57.8%	56.1%	1.7%	54.2%	53.0%	1.2%

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

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Gross profit decreased, due primarily to decreased endpoint IC revenue. Gross margin increased, due primarily to endpoint IC product mix, specifically a higher contribution from M800 and an increase in high-margin licensing revenue compared to the prior-year period.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Gross profit decreased, due primarily to decreased endpoint IC and systems revenue. Gross margin increased, due primarily to endpoint IC product mix, specifically a higher contribution from M800, an increase in high-margin licensing revenue compared to the prior-year period, and lower indirect costs in the current year.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Research and development	$24,652	$24,924	$(272)	$49,966	$47,443	$2,523

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

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Research and development expense decreased $0.3 million, due primarily to a decrease of $1.1 million in personnel expenses related to lower bonus achievement compared to the prior-year period, partially offset by an increase of $0.8 million in product development costs due to timing.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Research and development expense increased $2.5 million, due primarily to increases of $1.4 million in product development costs due to timing; $1.3 million in stock-based compensation expense, primarily related to increased outstanding equity grants; and $0.9 million in infrastructure costs. These increases were partially offset by a decrease of $1.2 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Sales and marketing	$8,738	$9,827	$(1,089)	$16,793	$20,003	$(3,210)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Sales and marketing expense decreased $1.1 million, due primarily to a decrease of $0.8 million in stock-based compensation expense related to timing of annual equity grants and lower expense resulting from the retirement of Chief Revenue officer in the first quarter of 2025, and a decrease of $0.4 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Sales and marketing expense decreased $3.2 million, due primarily to a decrease of $3.0 million in stock-based compensation expense, driven by forfeitures related to the company's Chief Revenue Officer retiring in the first quarter of fiscal year 2025 and the resulting lower ongoing expense, and a decrease of $0.4 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
General and administrative	$11,828	$13,223	$(1,395)	$24,224	$26,588	$(2,364)

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

Three months ended June 30, 2025 compared with three months ended June 30, 2024

General and administrative expense decreased $1.4 million, due primarily to a decrease of $1.0 million in personnel expenses related to lower bonus achievement compared to the prior-year period and a decrease of $0.4 million in stock-based compensation expense related to timing of annual equity grants.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

General and administrative expense decreased $2.4 million, due primarily to a decrease of $2.2 million in professional services related to legal fees and a decrease of $1.0 million in personnel expenses related to lower bonus achievement compared to the prior-year period. This decrease was partially offset by an increase of $0.7 million in stock compensation expense related to increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Amortization of intangibles	$521	$496	$25	$1,006	$1,905	$(899)

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Amortization of intangibles was comparable for the periods.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Amortization of intangibles decreased $0.9 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had a useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Restructuring Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Restructuring costs	$—	$—	$—	$—	$1,812	$(1,812)

Three months ended June 30, 2025 compared with three months ended June 30, 2024

There were no restructuring costs for the periods.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

The decrease in restructuring costs relates to the restructuring we initiated on February 7, 2024. There were no restructuring costs for the six months ended June 30, 2025. See Note 11 Restructuring for further information.

Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Other income, net	$2,053	$2,122	$(69)	$4,113	$3,414	$699

Other income, net, comprises primarily interest income on our short-term investments.

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Other income, net, was comparable for the periods.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Other income, net, increased from the prior period due to increased interest income given higher invested balances and higher interest rates.

Income From Settlement of Litigation

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Income from settlement of litigation	$—	$—	$—	$—	$45,000	$(45,000)

Three months ended June 30, 2025 compared with three months ended June 30, 2024

There was no income from settlement of litigation for the periods.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

The decrease in income from settlement of litigation is related to the litigation settlement we reached with NXP on March 13, 2024. There was no income from litigation for the six months ended June 30, 2025. See Note 6 Commitments and Contingencies for further information.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest expense	$1,225	$1,217	$8	$2,448	$2,433	$15

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Interest expense was comparable for the periods.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Interest expense was comparable for the periods.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Income tax benefit (expense)	$(149)	$12	$(161)	$132	$13	$119

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense increased $0.2 million for the three months ended June 30, 2025 and income tax benefit increased $0.1 million for the six months ended June 30, 2025, each compared to the prior-year periods, due to changes in income (loss).

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is third-quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact on our financial statements.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $193.2 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of June 30, 2025, we had working capital of $319.7 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$22,717	$105,619
Net cash provided by (used in) investing activities	(31,688)	5,465
Net cash provided by financing activities	4,963	8,844

Operating Cash Flows

For the six months ended June 30, 2025, we generated $22.7 million of net cash proceeds from operating activities. These net cash proceeds were due primarily to $35.4 million of net income adjusted for non-cash items. partially offset by a $12.7 million decrease in working capital due primarily to higher accrued compensation and accounts payable.

Investing Cash Flows

For the six months ended June 30, 2025, we used $31.7 million of net cash for investing activities. This net cash was used for purchases of investments of $107.1 million and equipment purchases of $8.4 million, partially offset by cash generated from investment maturities of $83.8 million.

Financing Cash Flows

For the six months ended June 30, 2025, we generated $5.0 million of net cash from financing activities. These net cash proceeds were due to stock-option exercises and our employee stock purchase plan, offset by $1.8 million taxes paid to cover RSU vesting.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of June 30, 2025, the principal balance outstanding on the 2021 Notes is $287.5 million. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on our 2021 Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

Purchase Commitments – Purchase commitments as of June 30, 2025 total $29.9 million and comprise noncancelable commitments to purchase inventory.

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

We had cash, cash equivalents and short-term investments of $193.2 million as of June 30, 2025. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2025.

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

Shortages of silicon wafers, IC post-processing materials or capacity or components used in our readers and gateways may adversely affect our ability to meet demand for our products and adversely affect our revenue and/or gross margins.

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

Shortfalls of our silicon products can also occur due to post-processing constraints. To convert the wafers we receive from our foundry partner into saleable ICs, we perform additional steps including testing, thinning, bumping and dicing. If our third-party suppliers are unable to efficiently perform these steps or are unable to procure the material used in these steps, and our production capacity is constrained, we may be unable to satisfy demand for our products, and our financial results could suffer.

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

We maintain inventory to meet customer demand. To guard against product shortages, and to allow for production risks given the relatively long lead times for our many of our products, we have in the past and may invest again in inventory to support anticipated business growth. When we introduce new products, we may also initially carry higher inventory or have slower inventory turns depending on market acceptance.

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

We must attract and retain employees with specialized knowledge and experience to compete effectively.

Hiring and retaining employees with RAIN technical and business knowledge and experience are critical to our success. We have been fortunate to have hired and retained many such employees in the Company’s history, but as employees depart or retire we must recruit and train their successors to remain competitive. We must also adapt to changes in our executive team from time to time. Our business could be significantly harmed if we were not able to attract and retain key talent, or if we were not able to effectively manage transitions in personnel and leadership as they arise.

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

The state of tariffs and other trade measures worldwide remains very uncertain. Trade is a focus of the current U.S. administration, and the administration has been very active in this area. Overall, a full understanding of whether and when tariffs will be implemented and their amount, scope and nature are unclear. Also unclear is how other countries will respond to the United States’ trade proposals and actions.

As of the date of this filing, a minimum 10% tariff applies to nearly all U.S. imports from trade partners except Canada, Mexico and countries with which the United States does not have “normal trade relations.” Goods that include certain semiconductors, consumer electronics, computers and other similar items are currently excepted. However, the United States has initiated Section 232 investigations on these types of products and may eventually impose specific tariffs on them or on products that incorporate them. The United States has announced, but paused through August 1, 2025, higher reciprocal tariffs on goods imported from many other countries and jurisdictions including Taiwan, Malaysia, the European Union, Japan and South Korea. Higher tariffs are also in effect on goods from China (currently 20%) and on goods from Canada and Mexico that do not qualify for duty free entry under the United States-Mexico-Canada Agreement (currently 25%, possibly rising to 30% for Mexico and 35% for Canada beginning August 1, 2025). Legal challenges to some of these tariffs are currently being heard in U.S. courts. Significant trade partners such as Mexico, Canada and the European Union have announced plans to impose retaliatory tariffs.

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

Further, the Covid-19 global health emergency, which officially ended in 2023, highlights the significant negative impacts a public health outbreak or pandemic could impose on future market demand and our business results.

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

As of June 30, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 54.3% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Chris Diorio, Ph.D., Director, Chief Executive Officer and Vice Chair	Rule 10b5-1 Trading Arrangement	May 28, 2025	-	February 27, 2026	Up to 39,096

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

10.1+	Separation and Release of Claims Agreement, dated May 30, 2025, between the registrant and Hussein Mecklai				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: July 30, 2025	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)