Form 10-Q
period 2025-09-30
IMPINJ INC
filed 2025-10-29
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 17, 2025, 30,109,132 shares of common stock were outstanding.

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
•
if we are unable to protect and enforce our intellectual property, then our business could be adversely affected;
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
•
our executive officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 51.0% of our outstanding common stock as of September 30, 2025, and as a result are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $190.0 million aggregate principal amount 0% convertible senior notes due 2029, or the 2025 Notes and $97.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$51,726	$46,053
Short-term investments	138,355	118,661
Accounts receivable, net	61,193	56,802
Inventory	92,638	99,346
Prepaid expenses and other current assets	7,871	5,536
Total current assets	351,783	326,398
Long-term investments	75,036	74,871
Property and equipment, net	52,353	50,610
Intangible assets, net	10,030	10,291
Operating lease right-of-use assets	5,684	7,142
Other non-current assets	870	1,045
Goodwill	20,703	18,723
Total assets	$516,459	$489,080
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$16,173	$17,254
Accrued compensation and employee related benefits	9,532	22,309
Accrued and other current liabilities	3,338	2,684
Current portion of operating lease liabilities	3,925	3,589
Current portion of long-term debt	96,610	283,493
Current portion of deferred revenue	2,217	1,848
Total current liabilities	131,795	331,177
Long-term debt	183,753	—
Operating lease liabilities, net of current portion	3,244	5,719
Deferred tax liabilities, net	2,161	2,200
Deferred revenue, net of current portion	543	120
Total liabilities	321,496	339,216
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 30,109 and 28,504 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	30	29
Additional paid-in capital	591,536	541,090
Accumulated other comprehensive income (loss)	2,418	(1,942)
Accumulated deficit	(399,021)	(389,313)
Total stockholders' equity	194,963	149,864
Total liabilities and stockholders' equity	$516,459	$489,080

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$96,055	$95,198	$268,226	$274,518
Cost of revenue	47,727	47,629	126,604	131,885
Gross profit	48,328	47,569	141,622	142,633
Operating expenses:
Research and development	25,720	25,492	75,686	72,935
Sales and marketing	9,380	9,888	26,173	29,891
General and administrative	12,035	12,452	36,259	39,040
Amortization of intangibles	537	506	1,543	2,411
Restructuring costs	—	—	—	1,812
Total operating expenses	47,672	48,338	139,661	146,089
Income (loss) from operations	656	(769)	1,961	(3,456)
Other income, net	2,592	2,416	6,705	5,830
Income from settlement of litigation	—	—	—	45,000
Induced conversion expense	(15,026)	—	(15,026)	—
Interest expense	(1,121)	(1,219)	(3,569)	(3,652)
Income (loss) before income taxes	(12,899)	428	(9,929)	43,722
Income tax benefit (expense)	89	(207)	221	(194)
Net income (loss)	$(12,810)	$221	$(9,708)	$43,528

Net income (loss) per share — basic	$(0.44)	$0.01	$(0.33)	$1.57
Net income (loss) per share — diluted	$(0.44)	$0.01	$(0.33)	$1.48
Weighted-average shares outstanding — basic	29,338	28,168	28,995	27,805
Weighted-average shares outstanding — diluted	29,338	29,727	28,995	31,918

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(12,810)	$221	$(9,708)	$43,528
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	247	(37)	829	10
Foreign currency translation adjustment	(102)	1,049	3,531	229
Total other comprehensive income	145	1,012	4,360	239
Comprehensive income (loss)	$(12,665)	$1,233	$(5,348)	$43,767

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(9,708)	$43,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,082	10,155
Stock-based compensation	40,096	41,336
Restructuring equity modification expense	—	366
Accretion of discount or amortization of premium on investments	(1,860)	(247)
Amortization of debt issuance costs	1,274	1,226
Induced conversion expense related to convertible notes	15,026	—
Deferred tax expense	(297)	(471)
Revaluation of acquisition-related contingent consideration liability	—	986
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(4,153)	(9,438)
Inventory	6,806	8,825
Prepaid expenses and other assets	(1,409)	(610)
Accounts payable	(977)	12,056
Accrued compensation and employee related benefits	(12,906)	9,515
Accrued and other liabilities	659	1,268
Acquisition-related contingent consideration liability	—	(2,556)
Operating lease right-of-use assets	2,019	1,921
Operating lease liabilities	(2,699)	(2,542)
Deferred revenue	657	369
Net cash provided by operating activities	43,610	115,687
Investing activities:
Purchases of investments	(146,293)	(154,331)
Proceeds from sales of investments	12,937	—
Proceeds from maturities of investments	115,480	18,605
Purchases of property and equipment	(11,343)	(12,979)
Net cash used in investing activities	(29,219)	(148,705)
Financing activities:
Proceeds from issuance of 2025 Notes, net of issuance costs	183,658	—
Premiums paid for capped call transactions	(11,210)	—
Payment of 2021 Notes	(190,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	11,025	16,499
Payments of taxes on restricted stock units	(2,550)	—
Payment of acquisition-related contingent consideration	—	(4,602)
Net cash provided by (used in) financing activities	(9,077)	11,897
Effect of exchange rate changes on cash and cash equivalents	359	32
Net increase (decrease) in cash and cash equivalents	5,673	(21,089)
Cash and cash equivalents
Beginning of period	46,053	94,793
End of period	$51,726	$73,704

Supplemental disclosure of cashflow information:
Cash paid for interest	2,288	1,617
Purchases of property and equipment not yet paid	608	1,196
Operating lease liabilities arising from obtaining ROU assets	507	—

See accompanying notes to condensed consolidated financial statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	423	—	5,847	—	—	5,847
Stock-based compensation	—	—	12,522	—	—	12,522
RSU tax withholding	—	—	(787)	—	—	(787)
Net loss	—	—	—	(8,451)	—	(8,451)
Other comprehensive income	—	—	—	—	1,569	1,569
Balance at March 31, 2025	28,927	$29	$558,672	$(397,764)	$(373)	$160,564
Issuance of common stock	161	—	887	—	—	887
Stock-based compensation	—	—	13,023	—	—	13,023
RSU tax withholding	—	—	(984)	—	—	(984)
Net income	—	—	—	11,553	—	11,553
Other comprehensive income	—	—	—	—	2,646	2,646
Balance at June 30, 2025	29,088	$29	$571,598	$(386,211)	$2,273	$187,689
Issuance of common stock	210	—	4,291	—	—	4,291
Stock-based compensation	—	—	14,551	—	—	14,551
RSU tax withholding	—	—	(779)	—	—	(779)
Induced conversion on 2021 Notes (Note 7)	811	1	13,085	—	—	13,086
Premiums paid for capped calls (Note 7)	—	—	(11,210)	—	—	(11,210)
Net loss	—	—	—	(12,810)	—	(12,810)
Other comprehensive income	—	—	—	—	145	145
Balance at September 30, 2025	30,109	$30	$591,536	$(399,021)	$2,418	$194,963

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	494	1	6,916	—	—	6,917
Stock-based compensation	—	—	11,790	—	—	11,790
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	33,344	—	33,344
Other comprehensive loss	—	—	—	—	(625)	(625)
Balance at March 31, 2024	27,660	$28	$482,972	$(396,807)	$(270)	$85,923
Issuance of common stock	413	—	6,529	—	—	6,529
Stock-based compensation	—	—	14,705	—	—	14,705
Net income	—	—	—	9,963	—	9,963
Other comprehensive loss	—	—	—	—	(148)	(148)
Balance at June 30, 2024	28,073	$28	$504,206	$(386,844)	$(418)	$116,972
Issuance of common stock	195	—	3,053	—	—	3,053
Stock-based compensation	—	—	14,841	—	—	14,841
Net income	—	—	—	221	—	221
Other comprehensive income	—	—	—	—	1,012	1,012
Balance at September 30, 2024	28,268	$28	$522,100	$(386,623)	$594	$136,099

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

Recently Adopted Accounting Standards

In November 2024, the FASB released Accounting Standard Update (“ASU”) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20), which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The standard is effective for fiscal years beginning after December 31, 2025, and early adoption is permitted. We early adopted ASU 2024-04 on January 1, 2025, using the prospective transition approach. As a result of our adoption, we accounted for the exchange of the 2021 Notes in September 2025 described below, as an induced conversion. See Note 7 Debt for additional details of this exchange transaction.

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

We did not have any financial assets or liabilities in Level 3 as of September 30, 2025 or December 31, 2024.

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

Long-term Debt — See Note 7 for the carrying amount and estimated fair value of the 2021 Notes and 2025 Notes.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$11,403	$—	$11,403	$1,097	$—	$1,097
Total cash equivalents	11,403	—	11,403	1,097	—	1,097
Short-term investments:
U.S. Government agency securities	—	2,001	2,001	—	3,929	3,929
U.S. Treasury securities	—	30,116	30,116	—	63,634	63,634
Corporate notes and bonds	—	59,161	59,161	—	32,305	32,305
Commercial paper	—	47,077	47,077	—	18,793	18,793
Total short-term investments	—	138,355	138,355	—	118,661	118,661
Long-term investments:
U.S. Government agency securities	—	3,951	3,951	—	5,989	5,989
U.S. Treasury securities	—	2,271	2,271	—	2,492	2,492
Corporate notes and bonds	—	68,814	68,814	—	66,390	66,390
Total long-term investments	—	75,036	75,036	—	74,871	74,871
Total	$11,403	$213,391	$224,794	$1,097	$193,532	$194,629

We expect short-term investments to mature within 1 year and long-term investments within 1 to 3 years of the reporting date.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	September 30, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$11,403	$—	$—	$11,403
U.S. Government agency securities	5,951	2	(1)	5,952
U.S. Treasury securities	32,386	14	(13)	32,387
Corporate notes and bonds	127,722	319	(66)	127,975
Commercial paper	47,068	16	(7)	47,077
Total	$224,530	$351	$(87)	$224,794

	December 31, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,097	$—	$—	$1,097
U.S. Government agency securities	9,933	1	(16)	9,918
U.S. Treasury securities	66,146	17	(37)	66,126
Corporate notes and bonds	99,215	—	(520)	98,695
Commercial paper	18,805	—	(12)	18,793
Total	$195,196	$18	$(585)	$194,629

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $47.9 million and $0.1 million in unrealized losses as of September 30, 2025, and an estimated fair value of $142.8 million and $0.6 million in unrealized losses as of December 31, 2024. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $45.8 million and immaterial losses as of September 30, 2025. There were no marketable securities in a continuous loss position for greater than 12 months as of December 31, 2024.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$9,561	$14,040
Work-in-process	39,834	52,028
Finished goods	43,243	33,278
Total inventory	$92,638	$99,346

Note 4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of September 30, 2025 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$18,723	$19,696
Foreign currency translation adjustment	1,980	137
Total	$20,703	$19,833

As of September 30, 2025, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Developed Technology	7.25	13,853	(4,776)	9,077
Patent	3	250	(184)	66
Tradename	8	1,291	(404)	887
Total definite-lived intangible assets (1)		$15,394	$(5,364)	$10,030
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. Amortization of intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $2.4 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2025	$539
2026	2,117
2027	2,072
2028	2,072
2029	2,072
Thereafter	1,158
Total	$10,030

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units (“RSUs”) with a service condition, and RSUs with market and service conditions (“MSUs”).

The following table summarizes activity for RSUs and MSUs for the nine months ended September 30, 2025 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2024	920	239
Granted	362	101
Vested	(376)	(87)
Forfeited	(69)	(34)
Outstanding at September 30, 2025	837	219

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$515	$521	$1,580	$1,508
Research and development expense	6,760	6,813	19,844	18,618
Sales and marketing expense	2,266	2,743	4,520	7,954
General and administrative expense	5,010	4,764	14,152	13,256
Total stock-based compensation expense	$14,551	$14,841	$40,096	$41,336

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

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $24.6 million of inventory as of September 30, 2025.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of September 30, 2025 and December 31, 2024, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”) and in September 2025, we issued $190.0 million aggregate principal amount of convertible promissory notes due September 15, 2029 (the “2025 Notes” and collectively, the “Notes”).

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	September 30, 2025			December 31, 2024
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$97,498	$(888)	$96,610	$287,500	$(4,007)	$283,493
2025 Notes	190,000	(6,247)	183,753	—	—	—
Total Debt	$287,498	$(7,135)	$280,363	$287,500	$(4,007)	$283,493
Short-term Debt	97,498	(888)	96,610	287,500	(4,007)	283,493
Long-term Debt	$190,000	$(6,247)	$183,753	—	—	—

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	0.9
2025 Notes	September 15, 2029	0%	N/A	0.84%	N/A	3.7398	$267.39	0.7

The Notes are our senior unsecured obligations, do not contain any financial covenants and are governed by indentures (the “Indentures”). The 2025 Notes do not bear regular interest and the principal amount of the 2025 Notes does not accrete. The total net proceeds from the 2021 Notes and the 2025 Notes, after deducting initial debt issuance costs, fees and expenses, were $278.4 million and $183.6 million, respectively. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026 (the “2019 Notes”) through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.9 million aggregate principal amount of the 2019 Notes in June 2022. We used the remainder of the net proceeds from the 2021 Notes for general corporate purposes. We used the 2025 Notes net proceeds, and cash on hand to exchange $190.0 million aggregate principal amount of the 2021 Notes for approximately $190.0 million in cash, representing the principal amount exchanged, and approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon, in privately negotiated transactions concurrently with the 2025 Notes offering.

Terms of the Notes

The holders of each series of Notes may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2022 (for the 2021 Notes) and the fiscal quarter ending on December 31, 2025 (for the 2025 Notes) (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable series of Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for such series of Notes on each such trading day;
•
prior to the close of business on the second scheduled trading day immediately preceding the redemption date if we call the applicable series of Notes for redemption; or
•
upon the occurrence of specified corporate events, as described in the Indenture governing each series of Notes.

Regardless of the foregoing circumstances, holders may convert all or any portion of the 2021 Notes, in increments of $1,000 principal amount, on or after February 15, 2027, and may convert all or any portion of the 2025 Notes, in increments of $1,000 principal amount, on or after June 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date for the applicable series of Notes.

We may redeem all or any portion of the 2021 Notes for cash, at our option, on or after November 20, 2024, and all or any portion of the 2025 Notes for cash, at our option, on or after March 20, 2028, if the last reported sale price of our common stock has been at least 130% of the conversion price for the applicable series of Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date for such Notes.

Holders who convert their Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture governing each series of Notes) are, under certain circumstances, entitled to an increase in the conversion rate for such Notes. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture governing each series of Notes), holders of the Notes may require us to repurchase all or a portion of their Notes of such series at a repurchase price equal to 100% of the principal amount of the Notes of such series being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

Our common stock exceeded 130% of the conversion price of the 2021 Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2025. Accordingly, the 2021 Notes are convertible at the option of the holders as of September 30, 2025 and therefore, have remained classified as current portion of long-term debt on the condensed consolidated balance sheet as of September 30, 2025. The “if-converted value” exceeded the principal amounts by $61.2 million based on the closing price of our common stock of $180.75 as of September 30, 2025.

Accounting for the Notes

The 2025 Notes are accounted for as a single liability measured at its amortized cost. We presented the 2025 Notes total issuance costs of $6.3 million as a direct deduction from the face amount of the 2025 Notes. We amortize the issuance costs to interest expense over the respective term of the 2025 Notes using the effective interest rate method.

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	2025 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	$95	$348	$410
Cash interest expense	—	678	809
Total interest expense	$95	$1,026	$1,219

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	2025 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	$95	$1,178	$1,226
Cash interest expense	—	2,296	2,426
Total interest expense	$95	$3,474	$3,652

Accrued interest related to the 2021 Notes as of September 30, 2025 and December 31, 2024 was $0.4 million and $0.4 million, respectively. There is no accrued interest for the 2025 Notes. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $162.9 million and $408.7 million as of September 30, 2025 and December 31, 2024, respectively, which we determined through consideration of quoted market prices. We estimate the fair value of the 2025 Notes to be $194.6 million as of September 30, 2025, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

Capped Call Transactions

In connection with issuing the 2019 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain financial counterparties. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2019 Notes or the 2025 Notes, and/or offset any cash payments we would be required to make in excess of the principal amount of converted 2019 Notes or 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. If, however, the market price per share of our common stock exceeds the cap price of the respective capped call transactions, then our stock would experience some dilution and/or such capped call transactions would not fully offset the potential cash payments, in each case, to the extent the then-market price per share of our common stock exceeds the cap price.

The capped call transactions entered into in connection with the 2019 Notes, remains outstanding even though we have repurchased the 2019 Notes, to reduce the potential dilution of the remaining 2021 Notes. The initial cap price of these capped call transactions is $54.20 per share, subject to certain adjustments under the terms of these capped call transactions. These capped call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

The initial cap price of the capped call transactions, entered into in connection with the 2025 Notes, is $340.32 per share, subject to certain adjustments under the terms of these capped call transactions. These capped call transactions expire on September 15, 2029. The cost of $11.2 million incurred in connection with the 2025 capped call was recorded as a reduction to additional paid-in capital.

The capped call transactions are separate transactions, and not part of the terms of the 2019 Notes or the 2025 Notes. These transactions meet the criteria for classification in equity, are not accounted for as derivatives and are not remeasured each reporting period.

Partial Exchange of the 2021 Notes

In September 2025, we entered into privately-negotiated exchanges with certain holders of our outstanding 2021 Convertible Notes with respect to the exchange of $190.0 million principal amount of the 2021 Convertible Notes (the “2021 Note Exchange”). We accounted for the 2021 Note Exchange transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), as amended for ASU 2024-04, which we early adopted on January 1, 2025, using the prospective transition approach. In connection with the induced conversion, we paid approximately $190.0 million in cash, representing the principal amount exchanged, issued approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $15.0 million in induced conversion expense which is included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. We did not receive any cash proceeds from the issuance of the shares of common stock but recognized additional paid-in-capital of $13.1 million representing the induced conversion expense, net of approximately $2.0 million of unamortized debt issuance costs related to the converted 2021 Notes.

Note 8. Net Earnings (Loss) Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(12,810)	$221	$(9,708)	$43,528
Interest add back	—	—	—	3,652
Net income (loss) attributable to common stock holders	$(12,810)	$221	$(9,708)	$47,180
Denominator:
Weighted average common shares outstanding, basic	29,338	28,168	28,995	27,805
Dilutive effect of:
Stock plans	—	1,559	—	1,524
2021 Notes	—	—	—	2,589
Weighted average common shares outstanding, diluted	29,338	29,727	28,995	31,918

Net earnings (loss) per share — basic	$(0.44)	$0.01	$(0.33)	$1.57
Net earnings (loss) per share — diluted	$(0.44)	$0.01	$(0.33)	$1.48

Basic net earnings (loss) per share is calculated using our net income and our weighted average outstanding common shares.

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

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	472	—	472	—
RSUs, MSUs and PSUs	1,056	62	1,056	632
Employee stock purchase plan shares	18	17	18	17
2021 Notes	878	2,589	878	—
2025 Notes	711	—	711	—

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

Our chief executive officer reviews information about our revenue categories: Endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, test and measurement solutions and software and services. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Endpoint ICs	$78,782	$80,966	$224,619	$231,864
Systems	17,273	14,232	43,607	42,654
Total revenue	$96,055	$95,198	$268,226	$274,518

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

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering (“NRE”) services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.4 million of revenue related to amounts included in deferred revenue as of December 31, 2024 for the nine months ended September 30, 2025. We recognized $1.3 million of revenue related to amounts included in deferred revenue as of December 31, 2023 for the nine months ended September 30, 2024.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$1,968	$1,985
Deferral of revenue	2,920	2,457
Recognition of deferred revenue	(2,128)	(2,072)
Balance at end of period	$2,760	$2,370

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

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon RAIN radios; manufacturing, test, encoding and reading systems; software and services that encapsulate our solutions know-how; and intellectual property. We sell two types of silicon integrated circuit, or IC, radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. The ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our manufacturing, test and encoding systems enable partner products and facilitate enterprise deployments. Our reading systems comprise high-performance finished readers and gateways for autonomous reading solutions. Our software and services focus on solutions enablement.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. While we continue generating project-based revenue, we have not seen it at a comparable scale in 2022 to 2024, or in the first three quarters of fiscal year 2025.

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

We did not see these seasonal trends in 2023 but began to see them in second half 2024 and into 2025. We do expect continued quarter-to-quarter revenue and gross margin variability due to macroeconomic conditions, program-launch timing and our ability to migrate OEMs and end users to newer, lower cost products. These variables, among others, may impact seasonal trends in the near term, given current retail uncertainty and other market dynamics, and in the future.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Change	2025	2024	Change
Revenue	$96,055	$95,198	$857	$268,226	$274,518	$(6,292)
Gross profit	$48,328	$47,569	$759	$141,622	$142,633	$(1,011)
Gross margin	50.3%	50.0%	0.3%	52.8%	52.0%	0.8%
Income (loss) from operations	$656	$(769)	$1,425	$1,961	$(3,456)	$5,417

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Revenue and gross profit increased, due primarily to increased systems revenue partially offset by lower endpoint IC revenue. The systems revenue increase was driven primarily by increased shipment volumes while the endpoint IC revenue decrease was driven primarily by lower ASP when compared to the prior-year period. Gross margin was comparable to the prior-year period. Income from operations increased, due primarily to increased revenue and decreased operating expenses. The operating expense decrease was due to lower general and administrative and sales and marketing costs.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Revenue and gross profit decreased, due primarily to lower endpoint IC revenue, partially offset by higher systems revenue. The endpoint IC revenue decrease was driven primarily by lower ASP when compared to the prior-year period and the systems revenue increase was driven primarily by increased shipment volumes when compared to the prior-year period. Gross margin increased, due primarily to lower indirect costs in the current year compared to the prior-year period. Income from operations increased, due primarily to decreased operating expenses, partially offset by decreased gross profit. The operating expense decrease was due to lower sales and marketing costs, general and administrative costs, restructuring costs and amortization of intangibles, partially offset by increased research and development costs.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Endpoint ICs	$78,782	$80,966	$(2,184)	$224,619	$231,864	$(7,245)
Systems	17,273	14,232	3,041	43,607	42,654	953
Total revenue	$96,055	$95,198	$857	$268,226	$274,518	$(6,292)

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

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Endpoint IC revenue decreased $2.2 million, due to a $7.5 million decrease from lower ASP due to product mix and new customer pricing that went into effect at the beginning of the year, offset by a $5.3 million increase in shipment volumes.

Systems revenue increased $3.0 million due primarily to an increase in shipment volumes. Reader revenue increased by $3.5 million and gateway revenue increased $0.9 million. These increases were partially offset by a decrease of $1.6 million in reader IC revenue.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Endpoint IC revenue decreased $7.2 million, due to a $24.6 million decrease from lower ASP due to product mix and new customer pricing that went into effect at the beginning of the year, offset by a $16.3 million increase in shipment volumes and a $1.0 million increase in licensing revenue.

Systems revenue increased $1.0 million due primarily to an increase in shipment volumes. Reader revenue increased by $5.5 million. This increase was partially offset by decreases of $3.2 million in reader IC revenue, $0.9 million in gateway revenue and $0.7 million in test and measurement solutions revenue.

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Change	2025	2024	Change
Cost of revenue	$47,727	$47,629	$98	$126,604	$131,885	$(5,281)
Gross profit	48,328	47,569	759	141,622	142,633	(1,011)
Gross margin	50.3%	50.0%	0.3%	52.8%	52.0%	0.8%

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

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Gross profit increased, due primarily to increased systems revenue. Gross margin increased, due primarily to lower indirect costs in the current year compared to the prior-year period.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Gross profit decreased, due primarily to decreased endpoint IC revenue. Gross margin increased, due primarily to lower indirect costs in the current year compared to the prior-year period.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Research and development	$25,720	$25,492	$228	$75,686	$72,935	$2,751

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

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Research and development expense increased $0.2 million, due primarily to increases of $1.2 million in product development costs due to timing and an increase $0.8 million in infrastructure costs, partially offset by a decrease of $1.9 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Research and development expense increased $2.8 million, due primarily to increases of $2.6 million in product development costs due to timing; $1.7 million in infrastructure costs; and $1.2 million in stock-based compensation expense, primarily related to increased outstanding equity grants. These increases were partially offset by a decrease of $2.9 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Sales and marketing	$9,380	$9,888	$(508)	$26,173	$29,891	$(3,718)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Sales and marketing expense decreased $0.5 million, due primarily to a decrease of $0.5 million in stock-based compensation expense related to timing of annual equity grants and lower expense resulting from the retirement of our Chief Revenue Officer in the first quarter of fiscal year 2025.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Sales and marketing expense decreased $3.7 million, due primarily to a decrease of $3.4 million in stock-based compensation expense, driven by forfeitures related to the retirement of our Chief Revenue Officer in the first quarter of fiscal year 2025 and the resulting lower ongoing expense, and a decrease of $0.5 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
General and administrative	$12,035	$12,452	$(417)	$36,259	$39,040	$(2,781)

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

Three months ended September 30, 2025 compared with three months ended September 30, 2024

General and administrative expense decreased $0.4 million, due primarily to a decrease of $1.0 million in personnel expenses related to lower bonus achievement compared to the prior-year period, partially offset by an increase of $0.2 million in stock-based compensation expense related to timing of annual equity grants and an increase of $0.2 million in professional services related to consulting fees.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

General and administrative expense decreased $2.8 million, due primarily to a decrease of $2.0 million in professional services related to legal fees and a decrease of $2.0 million in personnel expenses related to lower bonus achievement compared to the prior-year period. This decrease was partially offset by an increase of $0.9 million in stock compensation expense related to increased outstanding equity grants.

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Amortization of intangibles	$537	$506	$31	$1,543	$2,411	$(868)

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Amortization of intangibles was comparable for the periods.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

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

Three months ended September 30, 2025 compared with three months ended September 30, 2024

There were no restructuring costs for the periods.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

The decrease in restructuring costs relates to the restructuring we initiated on February 7, 2024. There were no restructuring costs for the nine months ended September 30, 2025. See Note 11 Restructuring for further information.

Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Other income, net	$2,592	$2,416	$176	$6,705	$5,830	$875

Other income, net, comprises primarily interest income on our short-term investments.

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Other income, net, was comparable for the periods.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Other income, net, increased from the prior period due to increased interest income given higher invested balances.

Income From Settlement of Litigation

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Income from settlement of litigation	$—	$—	$—	$—	$45,000	$(45,000)

Three months ended September 30, 2025 compared with three months ended September 30, 2024

There was no income from settlement of litigation for the periods.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

The decrease in income from settlement of litigation is related to the litigation settlement we reached with NXP on March 13, 2024. There was no income from litigation for the nine months ended September 30, 2025. See Note 6 Commitments and Contingencies for further information.

Induced Conversion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Induced conversion expense	$15,026	$—	$15,026	$15,026	$—	$15,026

Three and nine months ended September 30, 2025 compared with three and nine months ended September 30, 2024

In September 2025, we completed a privately negotiated exchange of $190.0 million principal amount of the 2021 Convertible Notes, or the 2021 Note Exchange. The 2021 Note Exchange transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), as amended for ASU 2024-04. As a result of the induced conversion, we recorded $15.0 million in induced conversion expense which is included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Convertible Notes. See Note 7 Long-term Debt for further information.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest expense	$1,121	$1,219	$(98)	$3,569	$3,652	$(83)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Interest expense was comparable for the periods.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Interest expense was comparable for the periods.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Income tax benefit (expense)	$89	$(207)	$296	$221	$(194)	$415

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax benefit increased $0.3 million for the three months ended September 30, 2025 and income tax benefit increased $0.4 million for the nine months ended September 30, 2025, each compared to the prior-year periods, due to changes in income (loss).

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. One key provision, applicable to us, is the treatment of domestic research and experimental expenditures, which can now be capitalized or expensed currently. We are currently evaluating the available implementation options and expect to finalize our approach in the fourth quarter of calendar year 2025. In accordance with U.S. GAAP, we have also assessed the impact of the OBBBA on our annual consolidated financial statements and related disclosures and do not expect a material impact given we have a full valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $190.1 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of September 30, 2025, we had working capital of $220.0 million.

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

2021 Notes

In November 2021, we issued convertible notes due 2027 in an aggregate principal amount of $287.5 million, or the 2021 Notes. The 2021 Notes are our senior unsecured obligation, bearing interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The 2021 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, and will mature on May 15, 2027 unless earlier repurchased, redeemed or converted in accordance with the terms of the terms of the Indenture governing the 2021 Notes.

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

In September 2025, we completed a privately negotiated exchange of $190.0 million principal amount of the 2021 Convertible Notes, or the 2021 Note Exchange. The 2021 Note Exchange was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) and in accordance with ASU 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments, which we early adopted as of January 1, 2025. In connection with the induced conversion, we paid $190.0 million in cash, representing the principal amount exchanged, issued approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon.

For further information on the terms of this debt, please refer to Note 7 to our condensed consolidated financial statements included elsewhere in this report.

2025 Notes

In September 2025, we issued convertible notes due 2029 in an aggregate principal amount of $190.0 million, or the 2025 Notes. The 2025 Notes are our senior unsecured obligation, bearing no regular interest. The 2025 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, and will mature on September 15, 2029 unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture governing the 2025 Notes.

The net proceeds from the 2025 Notes were approximately $183.6 million after initial debt issuance costs, fees and expenses. We used the net proceeds and cash on hand to exchange $190.0 million aggregate principal amount of the 2021 Notes for approximately $190.0 million in cash, representing the principal amount exchanged, and approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon, in individual privately negotiated transactions concurrent with the 2025 Notes offering. In addition, we used approximately $11.2 million of cash on hand to pay the cost of the capped call transactions entered into in connection with the issuance of the 2025 Notes.

For further information on the terms of this debt, please refer to Note 7 to our condensed consolidated financial statements included elsewhere in this report.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$43,610	$115,687
Net cash used in investing activities	(29,219)	(148,705)
Net cash provided by (used in) financing activities	(9,077)	11,897

Operating Cash Flows

For the nine months ended September 30, 2025, we generated $43.6 million of net cash proceeds from operating activities. These net cash proceeds were due primarily to $55.6 million of net income adjusted for non-cash items, partially offset by a $12.0 million decrease in working capital due primarily to lower accrued compensation.

Investing Cash Flows

For the nine months ended September 30, 2025, we used $29.2 million of net cash for investing activities. This net cash was used for purchases of investments of $146.3 million and equipment purchases of $11.3 million, partially offset by cash generated from investment maturities and sales of $128.4 million.

Financing Cash Flows

For the nine months ended September 30, 2025, we used $9.1 million of net cash from financing activities. This net cash was used for payment of our 2021 Notes of $190 million, premiums paid for capped call transactions of $11.2 million and $2.6 million in taxes paid to cover RSU vesting. This net cash usage was offset by $183.7 million of net proceeds from issuance of our 2025 Notes and $11.0 million of proceeds from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of September 30, 2025, the principal balance outstanding on the 2021 Notes and 2025 Notes is $97.5 million and $190.0 million, respectively. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity date, stated interest rate and additional information on the Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

Purchase Commitments – Purchase commitments as of September 30, 2025 total $24.6 million and comprise noncancelable commitments to purchase inventory.

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

We had cash, cash equivalents and short-term investments of $190.1 million as of September 30, 2025. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.

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

Our ability to deliver enterprise solutions at scale is nascent.

We believe we are still at a very early stage in our ability to deliver enterprise solutions. If we do not succeed in identifying, developing, selling and deploying enterprise solutions with top-tier partners and end users across a range of markets and use cases, then our business prospects will suffer.

We have developed, and continue developing, solutions for retail self-checkout and loss prevention and SC&L package routing that have been, or that we expect to continue being, deployed by industry-leading enterprise end users. We have also launched features in Gen2X that we believe will improve RAIN’s ability to deliver cost-effective solutions to enterprises. However, to fully capitalize on our platform’s potential, we must make our current offerings repeatable across multiple enterprises and in a variety of market segments. We must also develop relationships with top-tier solution partners to gain access to and address challenging new use cases.

We and our partners may be unable to successfully acquire customers for our enterprise solutions, or to successfully address our market opportunity. Delivering enterprise solutions requires a network of partner products and services that complement our own and that together address enterprise needs. Convincing enterprises to partner with us to solve their business problems—including evaluation, design, deployment, operations and services, as well as integrating RAIN data into the enterprise’s information systems—requires tight coordination among our and our partners’ sales, marketing, operations and engineering teams. If we do not build our enterprise solutions platform and our partner network to deliver these solutions effectively, our business prospects will suffer.

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

Our overall product gross margins are affected by product mix, which can fluctuate based on supply and demand, competitive pressures and end-user needs and demand. Endpoint IC sales constitute and likely will continue to constitute the majority of our product revenue. For the most part, our endpoint ICs have historically had lower gross margins than our systems products but that may change in the future as we diversify our endpoint IC and systems products. A shift in sales mix away from our higher margin products to lower margin products, either within our endpoint IC product portfolio or between our systems business and our endpoint ICs, could negatively affect our gross margins.

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

We and other RAIN providers and end users, as well as other Lower 900 MHz Band users, have already registered opposition to NextNav’s petition and asked the FCC to reject it. In March 2025, the FCC launched a Notice of Inquiry to explore the ways in which the FCC could support alternative PNT technologies and solutions. The NOI process will delay consideration of NextNav’s petition. The fate of NextNav’s petition is uncertain at this time, but if the FCC were to take material steps toward considering, or ultimately adopting NextNav’s proposal, our business could be significantly and negatively affected.

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

We currently derive a substantial share of our licensing revenue from NXP, our primary endpoint IC competitor, based on our Settlement Agreement with them. For more information regarding the terms of our Settlement Agreement with NXP, please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report. If NXP were to breach its license payment obligations, or if NXP were to design around our intellectual property rights and exercise its right to terminate our license before the end of the agreement’s 10-year term, our licensing revenue would decline and our overall results of operations and cash flows would suffer.

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

Hiring and retaining employees with RAIN technical and business knowledge and experience are critical to our success. We have been fortunate to have hired and retained many such employees in our history, but as employees depart or retire we must recruit and train their successors to remain competitive. We must also adapt to changes in our executive team from time to time. Our business could be significantly harmed if we were not able to attract and retain key talent, or if we were not able to effectively manage transitions in personnel and leadership as they arise.

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

The state of tariffs and other trade measures worldwide remains very uncertain. Trade is a focus of the current U.S. administration, and the administration has been very active in this area. Overall, a full understanding of whether and when tariffs and other trade restrictions will be implemented and their amount, scope and nature are unclear. Also unclear is how other countries will respond to the United States’ trade proposals and actions.

As of the date of this filing, a minimum 10% tariff applies to nearly all U.S. imports from trade partners except Canada, Mexico and countries with which the United States does not have “normal trade relations.” Goods that include certain semiconductors, consumer electronics, computers and other similar items are currently excepted. However, the United States has initiated Section 232 investigations on these types of products and may eventually impose specific tariffs on them or on products that incorporate them. The United States has paused through August 7, 2025, higher reciprocal tariffs on goods imported from many other countries and jurisdictions including Taiwan, Malaysia, the European Union, Japan and South Korea. However, following the pause, higher reciprocal tariffs generally went into effect. Higher tariffs are also in effect on goods from China (currently 20%) and on goods from Canada and Mexico that do not qualify for duty free entry under the United States-Mexico-Canada Agreement (currently 25%, possibly rising to 30% for Mexico and 35% for Canada beginning August 1, 2025). Legal challenges to some of these tariffs are currently being heard in U.S. courts. Significant trade partners such as Mexico, Canada and the European Union have imposed, or announced plans to impose, retaliatory tariffs.

Given this dynamic environment, it is not possible to know with any degree of certainty what the negative direct and indirect consequences of tariffs and other trade restrictions could be on our business and financial results. We believe the direct impact of U.S. tariffs on our endpoint IC business is likely to be manageable because we import only a small portion of our wafers into the United States. However, the indirect effects of U.S. tariffs on products containing our endpoint ICs could be significant. China remains a key producer of the goods our endpoint ICs connect, and a key producer of readers using our reader ICs, so the imposition of high U.S. tariffs on imports from China could significantly and negatively affect our business and financial results.

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

Utilizing emerging technologies such as artificial intelligence, or AI, or machine learning, or ML, could expose us to business, financial, legal or reputational risks.

Emerging technologies such as AI or ML offer great potential for improving our operating efficiency and effectiveness, as well as the design and usefulness of our products and services; however, employing them could increase our business, financial, legal and other risks. These technologies are new, and our use of them has been very limited to date. As we begin to introduce more AI and ML tools into our operations and products going forward, we will have to guard against risks associated with using them. These risks include potential security breaches, confidential or sensitive data disclosure, inaccuracies or improper bias in our operations or in data derived from using our products or services, legal claims, noncompliance with industry standards, complications establishing or asserting intellectual property ownership, and reputational harm.

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

Our use of open-source software and AI tools may expose us to additional risks and weaken our intellectual property rights.

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

We cannot guarantee that we have incorporated open-source software in a manner that is consistent with our policies and procedures relative to such open-source software, or in a manner that will not subject us to liability. AI tools could also expose us to intellectual property claims being brought against us or make it more difficult to establish or assert ownership of intellectual property we develop.

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

More generally, the data security and privacy legislative and regulatory landscape in the United States, EU and other jurisdictions continues evolving. Aspects of key laws and regulations addressing data security and privacy—including, for example, the California Consumer Privacy Act of 2018, the California Privacy Rights Act, similar laws enacted in other states and the EU General Data Protection Regulation—remain unclear as of the date of this report and continue evolving, potentially with far-reaching implications. Laws and regulations relating to privacy, data protection and security; related industry standards and guidelines; and continued evolution of these laws, regulations, standards, guidelines and other actual and asserted obligations, as well as their interpretation and enforcement, may require us to modify our products, practices and policies, which we may not be able to do on commercially reasonable terms or at all, and otherwise could cause us to incur substantial costs and expenses. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws and regulations or other actual or asserted obligations relating to privacy, data protection or security may result in claims or litigation; actions against us by governmental entities; legal and other costs; substantial time and resources and fines, penalties or other liabilities. Any such actions may be expensive to defend, may incur substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business, financial condition and results of operations.

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
•
changes in the pace or direction of major deployments, whether due to macroeconomic conditions or enterprise-specific events or circumstances, and our, or our partners’, ability to win business from these deployments;
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

Under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes. If we undergo a future ownership change then our ability to use our NOLs and credit carryforwards could be limited by Sections 382 and 383 of the Code. Our NOLs may also be limited under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, our NOLs and/or credit carryforwards to reduce future taxable income or income taxes.

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

We are subject to tax laws, regulations and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and results of our operations. For example, in August 2022, as part of the Inflation Reduction Act of 2022, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Additionally, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures and instead required taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. However, more recent legislation commonly known as the “One Big Beautiful Bill Act”, or the OBBB Act, among other changes, added Section 174A to the Code, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. continue to be required to be capitalized and amortized over a 15-year period. We are currently evaluating the full impact of the OBBB Act on us. We have accounted for these changes in accordance with our understanding of the guidance available as of the date of this filing and as described in more detail in our financial statements.

The CHIPS and Science Act, enacted August 9, 2022, provides tax credits for semiconductor manufacturing activities within the United States, but because we outsource our semiconductor manufacturing we do not expect to be entitled to these tax credits. Many countries, as well as organizations such as the Organization for Economic Cooperation and Development, or the OECD, have implemented or proposed changes to existing tax laws, including a 15% global minimum tax for multinational companies with annual global revenue exceeding certain thresholds. We continue to monitor these developments, including the impact of the joint statement issued by the G7 in June 2025 related to the interplay between the U.S. international tax system and global rules. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Technology stocks like ours have experienced extreme price and volume fluctuations, often unrelated or disproportionate to our underlying operating performance. Stock price volatility can cause stockholders to institute securities class-action litigation or stockholder derivative litigation, as occurred to us between 2018 and 2020. If any of our stockholders were to sue us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management, harm our operating results and negatively impact the trading price of our common stock.

Transactions relating to the 2021 or the 2025 Notes may affect our stock’s value.

If the 2021 Notes or the 2025 Notes are converted by holders, then we are entitled to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, the ownership interests of our existing stockholders will be diluted, and public market sales of stock issued upon a conversion could decrease our stock price. Anticipated future conversions of the 2021 Notes or the 2025 Notes into stock could also decrease our stock price, as could short selling by holders of the 2021 Notes or the 2025 Notes to hedge their positions.

In December 2019, we issued the 2019 Notes, and in September 2025, we issued the 2025 Notes. At the time of each issuance, we entered into privately negotiated capped call transactions with financial counterparties to mitigate the dilutive impact above a given stock price. We left the capped call transactions related to the 2019 Notes issuance intact after we acquired the remainder of the outstanding 2019 Notes in June 2022. From time to time, the financial counterparties to the capped call transactions may modify their hedge positions by entering into or unwinding various derivative transactions involving our stock or by purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped call transactions. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes, the 2025 Notes and the capped call transactions, see Note 7 of our consolidated financial statements included elsewhere in this report.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 51.0% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

We may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the 2021 Notes and the 2025 Notes, and our current and future indebtedness may restrict our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2021 Notes and the 2025 Notes, or to make cash payments in connection with any conversion of the 2021 Notes or the 2025 Notes or upon any fundamental change if holders require us to repurchase their 2021 Notes or 2025 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient future cash from operations to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flow, then we may be required to pursue other alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2021 Notes and the 2025 Notes, will depend on the capital markets and our financial condition at that time. We may not be able to pursue these alternatives on favorable terms or at all, which could result in us defaulting on our debt obligations.

Our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•
make it more difficult for us to satisfy our debt obligations, including the 2021 Notes and the 2025 Notes;
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

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

4.1	Indenture, dated as of September 8, 2025, between Impinj, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	9/8/2025	4.1

4.2	Form of 0% Convertible Senior Notes due 2029 (included in Exhibit 4.1)	8-K	9/8/2025	4.2

10.1	Form of Capped Call Transaction Confirmation	8-K	9/8/2025	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: October 29, 2025	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)