Form 10-K
period 2025-12-31
IMPINJ INC
filed 2026-02-09
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $2.9 billion.

As of January 30, 2026, 30,231,686 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated in this report by reference to the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•
the availability of silicon wafers and other key inputs to our business can fluctuate and shortages can adversely affect our revenue and/or gross margins;
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
•
our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $190.0 million aggregate principal amount 0% convertible senior notes due 2029, or the 2025 Notes, and $97.5 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and our current and future indebtedness may restrict our business.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about:

•
our market opportunity;
•
the adoption of RAIN technology and solutions, including with respect to the adoption of Gen2X;
•
our ability to compete effectively against competitors and competing technologies;
•
our market share and product leadership;
•
our business model, strategic plans and product development plans, including with respect to the expansion of our software and cloud services offerings;
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

Our mission is to connect every thing. We have enabled connectivity for more than 150 billion items to date, delivering item visibility, traceability and improved operational efficiencies for retailers, supply chain and logistics, or SC&L providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more.

We are today focused on extending item connectivity from tens of billions to trillions of items, and delivering item data not just to enterprises but to people, so they too can benefit from their connected items. We believe the Boundless IoT we are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history, location and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

Impinj Platform

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon radios; reading systems; tag design, manufacturing, test, encoding and commissioning systems, or collectively “tag production systems”; and intellectual property. We also offer software and cloud services, and while nascent from a standalone revenue perspective, they enable our other product offerings and we intend to expand them as a part of our growth strategy. We sell two types of silicon radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. These ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in embedded or finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our reading systems comprise high-performance finished readers and gateways used primarily in autonomous reading solutions. Our tag production systems enable partner products and facilitate enterprise deployments. Our software and cloud service offerings focus on solutions enablement, particularly at enterprises with whom we have a close business relationship

We sell our products, individually or as a whole platform offering, primarily with or through our partner ecosystem. That ecosystem comprises original equipment manufacturers, or OEMs, tag service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners.

Our radios follow the RAIN industry’s air-interface standard for their core reading functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into them, supporting those features across our platform and licensing them where appropriate, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products. We have also introduced a set of compatible extensions to the RAIN industry’s air-interface standard, which we call Gen2X, that enhance the performance and protection of our solutions. The RAIN industry, on both the reader and solutions side, has broadly embraced Gen2X.

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

Systems

Our systems comprise our finished readers, reader ICs; software and services; and tag production systems. We and our partners create solutions that typically combine several of these products with endpoint ICs, and often use our entire platform. We and they sell those solutions to enterprise end users.

Our reader IC product family comprises multiple ICs, tiered by performance and functionality, that our OEM and ODM partners use in their mobile or handheld readers, embedded readers, fixed readers, gateways, appliances and other edge devices. We offer easy-to-use application programming interfaces, or APIs, development environments, sample code and drivers and libraries to facilitate partner reader development. We leverage our solutions learnings to continually improve the firmware in our reader ICs. We sell our reader ICs for tens of dollars.

Our reader product family comprises multiple finished readers tiered by performance and functionality. Our gateways integrate our readers with beamforming antennas to electrically steer a radio beam like a radar, locating and tracking items. Our readers and gateways are easy to deploy and use, can be powered via power-over-Ethernet, or PoE, and are certified for operation in more than 40 countries. They wirelessly provide power to, and communicate bidirectionally with, endpoint ICs on host items. They also read, write, authenticate and engage the endpoint ICs on those items. We sell our readers and gateways through distributors, SIs, VARs and solution providers for hundreds to thousands of dollars.

We provide and sell software, either bundled with our readers or standalone, that allows us and our partners to solve enterprise business problems such as package sortation, dock door ingress/egress and retail self-checkout and loss prevention. Our software runs either on our readers and gateways or partly on them and partly on host devices or in the cloud. We also offer cloud services for item resolution and label authentication.

Our Voyantic Oy entity is a leading provider of tag production systems and sells those systems primarily to our inlay partners.

Competitive Advantages

We believe we can extend our RAIN market leadership by leveraging our competitive strengths, including:

•
Platform. Our platform incorporates enhanced functionalities, including our Gen2X extensions to the RAIN air-interface, that we believe improve solution performance, capabilities, reliability and ease-of-use and allow us to surpass mix-and-match solutions built from competitor components.
•
Market Leadership. We believe we are the only company with an integrated platform spanning endpoint ICs, reader ICs, readers and gateways, tag production systems and software and cloud services.
•
Technology Leadership. Our singular RAIN focus has enabled us to regularly be first-to-market with innovative, high-performing products. Our chief executive officer is a recognized industry thought leader, a prior director of the RAIN Alliance and prior editor of the RAIN air-interface standard.
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
•
Intellectual Property. We believe we have the leading RAIN patent portfolio. As of December 31, 2025, our portfolio included 285 issued and allowed U.S. patents, nine issued international patents, 20 pending U.S. patent applications and 19 pending international patent applications.

Industry Use Cases

The following use cases are representative of RAIN deployments we serve today.

Retail

Retailers, both traditional brick-and-mortar and online, apply billions of RAIN tags each year, historically to retail apparel and footwear but today, increasingly, to retail general merchandise such as home goods, health and beauty items, tires, toys, sporting goods, automotive parts, consumer electronics and other items. Retailers can obtain these benefits using our platform:

•
In-store Inventory Visibility. Our platform delivers accurate and timely data about a retailer’s product inventory, enabling a retailer to reduce inventory and increase same-store sales by ensuring each store is properly stocked and allowing staff to focus on customers rather than on inventorying or finding items.
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

Supply Chain and Logistics

SC&L includes shipping companies, third-party logistics providers, postal organizations, captive distribution capabilities and other organizations that transport products worldwide. SC&L organizations are increasingly demanding real-time shipping data to virtualize, analyze and optimize their operations. SC&L companies can obtain these benefits using our platform:

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
•
Food. Our reader ICs track syrup cartridges for replenishment in soda fountains. Our endpoint ICs track bakery items, meat, fish and fresh produce for freshness as well as inventory visibility.
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
•
Travel. Driver licenses in some states in the United States and Global Entry cards include our endpoint ICs to speed border crossings. Fueling stations use vehicle windshield tags to enable automatic and cashless fueling.

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
•
Platform preference: We will continue investing in differentiated product capabilities, services, solutions software, cloud services for item authentication and device and solution management and tag production systems to enhance our platform’s reach and breadth and enable new use cases and recurring-revenue opportunities.

Sales and Marketing

We have a worldwide sales team with expertise in enterprise solutions, endpoint ICs, reader ICs, readers, gateways and tag production systems. We primarily sell through our global ecosystem of hundreds of partners as follows:

•
Endpoint ICs: Directly to inlay and tag OEMs.
•
Solutions: Directly to a small number of lighthouse enterprises, servicing the rest of the market with and through partners.
•
Reader ICs: Through distribution to handheld- and fixed-reader OEMs and ODMs.
•
Readers and gateways: Through distribution to solutions providers, VARs and SIs.
•
Test production systems: Directly to inlay and tag OEMs, certification bodies and enterprises.

We engender preference for our platform in all our sales engagements, encouraging enterprises and partners to use our entire platform. Our business development, product marketing, technical and systems engineers actively engage those enterprises and partners to create awareness, joint solutions, joint selling and sales enablement.

The following table presents revenue concentration from our major customers representing 10% or more of total revenue for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Customer A	34%	28%	33%
Customer B	15	15	*
Customer C	12	17	11
	61%	60%	44%

* Customer accounted for less than 10% of total revenue in the period.

Manufacturing

We outsource most of our product manufacturing to third parties that build our products to our specifications, manufacturing only a small portion of our products, principally some of our tag production systems ourselves. This capital-efficient operating model scales efficiently with volume, allowing us to focus our resources on developing new products and solutions.

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

We manufacture our tag production systems in Finland, at Voyantic Oy, which we acquired in April 2023. This acquisition extended our platform’s reach to tag production systems for both our and competitors’ endpoint ICs.

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

We have a team of skilled engineers that today conduct all our research and most of our product development internally. As of December 31, 2025, we had 255 employees in research and development. We regularly review our technology, products and market development opportunities and reallocate our spending and resources accordingly.

Intellectual Property

We protect our technologies by filing patent applications, retaining trade secrets and defending and enforcing our intellectual property rights where appropriate. As of December 31, 2025, our intellectual property portfolio includes 285 issued and allowed U.S. patents, nine issued international patents, 20 pending U.S. patent applications and 19 pending international patent applications. Of our 278 utility patents, 11 will expire in 2026 and of our four design patents, none will expire in 2026. To protect confidential information not otherwise subject to patent protection, we rely on trade secret law and enter into confidentiality agreements with our employees, customers, suppliers and partners.

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

We have also entered into certain inbound and outbound intellectual property licenses and cross-licenses with other companies. For example, we have licenses to third-party IP we use in our products. As another example, by participating in developing GS1 EPCglobal protocols, such as the RAIN air-interface protocol, we agreed to license those of our patents necessary to practice those protocols on a royalty-free basis to other GS1 EPCglobal members, subject to reciprocal royalty-free rights from those members. By participating in developing International Organization for Standardization, or ISO, standards, we agreed to grant to all users worldwide a license to those of our patents necessarily infringed by the practice of several ISO standards, including RAIN and non-RAIN, on reasonable and nondiscriminatory terms, here again subject to reciprocity. In addition to the above and other licenses, we also entered into a broad patent cross-license agreement as a part of a legal settlement. For further information on this agreement, see note 12 of our consolidated financial statements included elsewhere in this report.

We own several trademarks and develop names for our new products and secure trademark protection for them, including domain name registration, in relevant jurisdictions.

Alliances and Standardization

Our platform uses the RAIN technology we pioneered. We spearheaded developing the RAIN air-interface standard, lobbied governments to allocate frequency spectrum and, along with Google, Intel and Smartrac, cofounded the RAIN Alliance. A member of our management team is currently a RAIN Alliance Director. The Alliance is a global organization promoting the universal adoption of RAIN technology and solutions, with more than 150 members as of December 31, 2025.

We, our enterprise end users, partners and competitors developed the RAIN air-interface protocol, whose technical name is EPC™ Radio-Frequency Identity Protocols Generation-2 UHF RFID (developed by GS1 EPCglobal; standardized by ISO as ISO/IEC 18000-63; known colloquially as Gen2) in 2004, with us as editor. Our community delivered backward-compatible updates to this protocol in 2013 and in 2024, both times again with us as editor. Our industry uses the RAIN air-interface standard nearly exclusively.

In 2024, we introduced enhancements to the radio and logical layers of the RAIN air-interface protocol that speed inventory, increase tag read range, declutter the tag environment, protect consumers, inhibit label and item counterfeiting and reduce solution cost. We call these enhancements Gen2X.

By participating in GS1 EPCglobal, which produced the Gen2 protocol, and ISO, which ratified 18000-63 as a standard, as well as in other certification and standards bodies, we agreed to license certain necessary patents as described in the section captioned “Intellectual Property.”

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

Competition

Each of our competitors competes with some, but not all, of our products. Our primary competition includes:

•
Endpoint ICs: NXP B.V., or NXP, Kiloway, Quanray, Shanghai Fudan Microelectronics Group, Alibaba and Alien Technology Corporation, or Alien.
•
Reader ICs: Phychips Inc and Shanghai Fudan Microelectronics Group.
•
Readers and gateways: Most major reader and gateway suppliers leverage, or have a stated intent to leverage, our platform.
•
Tag and production systems: CISC Semiconductor GmbH, or CISC.

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

As of December 31, 2025, we had 457 employees in the Americas, Europe and Asia Pacific. Most of our employees are not represented by a labor union.

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

Our Diversity, Equity and Inclusion, or DEI, program focuses on making DEI part of our DNA. We cultivate an environment where everyone can belong, contribute, be their authentic selves and succeed. All employees complete training on the importance of diversity, equity, inclusion and avoiding bias, and on recognizing and preventing harassment and discrimination. We continually work to educate ourselves, learn from others, identify issues, improve our recruiting practices, engage in respectful and constructive dialogue and advance community initiatives.

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

Our primary competitors are:

•
Endpoint ICs: NXP, Kiloway, Quanray, Shanghai Fudan Microelectronics Group, Alibaba and Alien.
•
Reader ICs: Phychips Inc and Shanghai Fudan Microelectronics Group.
•
Readers and gateways: Most major reader and gateway suppliers leverage, or have a stated intent to leverage, our platform.
•
Tag production systems: CISC.

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

Our partners, including our OEMs, ODMs, distributors, SIs, VARs and solution partners, may compete with us rather than purchase our products, which could reduce our customer base and increase competition. Companies in adjacent markets or newly formed companies may decide to enter our market, particularly as RAIN adoption grows. Further, the Chinese government has made developing the Chinese semiconductor industry a priority, potentially increasing competition for us globally while possibly restricting our ability to participate in the Chinese market.

RAIN adoption is concentrated in key markets and the extent and pace of RAIN market adoption beyond those markets is uncertain.

Our financial performance depends on the pace of end-user RAIN adoption in key markets, such as retail apparel (our largest market), retail general merchandise, SC&L and food. Although RAIN has been adopted to some degree by end users in those markets, those end users as well as the markets themselves are subject to business cycles and macroeconomic trends. Continued RAIN adoption by those end users and in those markets may be at risk if and when negative business or economic conditions arise.

The RAIN opportunity is still developing. RAIN adoption, as well as adoption of our platform and products, including our Gen2X features, depends on many factors, including the extent to which end users understand and embrace the benefits that RAIN and our platforms and products offer; whether their benefits outweigh the cost and time to replace or modify end users’ existing systems and processes; and whether they meet end users’ current or anticipated needs.

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

We must introduce new products, services and solutions to compete effectively.

We introduce new products and services to advance our business, satisfy increasingly demanding end-user requirements and grow RAIN market adoption. We commit significant resources developing and introducing these new products and services, and to improving the performance and reliability of, and reducing the costs of, our existing products and services. We are also increasingly focused on providing enterprise solutions to partners and end users.

Whether our new or enhanced products, services and solutions will succeed is uncertain. For example, our software and cloud services offerings have not yet grown into a material source of revenue, and whether or when our investment in these areas will be successful is uncertain. Our success developing the technologies, processes or capabilities necessary or desired for new or enhanced products, services and solutions, or licensing or otherwise acquiring them from third parties, and our ability to introduce new or enhanced products, services and solutions before our competition, depends on many factors, including:

•
our ability to identify new product capabilities, services or solutions that end users will widely adopt;
•
timely and efficiently completing the design process;
•
timely and efficiently implementing manufacturing, assembly and testing procedures;
•
attaining appropriate performance levels and certifications;
•
partnering successfully with others to deliver complementary products or services;
•
the quality, reliability and selling price of our products, services or solutions; and
•
marketing, sales and support effectiveness.

When we introduce new products, services and solutions, our success in ramping adoption depends, in part, on us making those products, services and solutions easy for our partners and end users to deploy and use. For example, when we launched our M800-family endpoint ICs, we supported our inlay partners in producing high-performing, high-quality M800-based inlays. Without this support, M800 adoption would have been delayed and our operating results would have suffered. We cannot guarantee we will be able to provide sufficient support for future products, in which case our operating results could suffer.

Our ability to deliver enterprise solutions at scale is nascent.

We are still developing our ability to deliver enterprise solutions. If we do not succeed in identifying, developing, selling and deploying enterprise solutions with top-tier partners and end users across various markets and use cases, then our business prospects will suffer.

We have developed, and continue developing, solutions for retail self-checkout and loss prevention and SC&L package routing that have been, or that we expect to continue being, deployed by industry-leading enterprise end users. We have also launched features in Gen2X that we believe will improve RAIN’s ability to deliver cost-effective solutions to enterprises. However, to fully capitalize on our platform’s potential, we must make our current offerings repeatable across multiple enterprises and in various market segments. We must also develop relationships with top-tier solution partners to gain access to and address challenging new use cases, such as in food.

We and our partners may be unable to successfully acquire customers for our enterprise solutions, or to successfully address our market opportunity. Delivering enterprise solutions requires a partner products and services network that complements our own and that together addresses enterprise needs. Convincing enterprises to partner with us to solve their business problems—including evaluation, design, deployment, operations and services, as well as integrating RAIN data into the enterprise’s information systems—requires tight coordination among our and our partners’ sales, marketing, operations and engineering teams. If we do not build our enterprise solutions platform and our partner network to deliver these solutions effectively, our business prospects will suffer.

We rely on endpoint IC sales to generate most of our revenue.

We derive, and expect to continue to derive for some time, most of our revenue from our endpoint ICs. If demand declines, or if we are unable to procure enough wafers to meet the demand we have, or if we are unable to raise prices to offset cost increases, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our endpoint ICs derives in part from us demonstrating their benefits using our systems. If we fail to establish those benefits then we may be unsuccessful in countering competitive endpoint IC price pressures and our business and operating results could be adversely affected.

Average selling prices of our products could fluctuate substantially.

The average selling price, or ASP, of our products has historically decreased with time or to meet end-user demands, encourage adoption, address macroeconomic conditions or respond to competitive pressure. ASPs can decline quickly for a number of reasons such as demand for older products declining, competition increasing, or during times of oversupply or overcapacity.

To compete profitably, we must continually improve our technology and processes, reduce unit costs in line with lower selling prices, and introduce new, higher margin products. If we are unable to offset ASP reductions with increased sales volumes or reduced costs, or if we are unable to introduce new products that command higher prices and better margins, then our financial results could suffer.

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

Our overall product gross margins are affected by product mix, which can fluctuate based on supply and demand, competitive pressures and end-user needs and demand. Endpoint IC sales constitute and likely will continue to constitute the majority of our product revenue. For the most part, our endpoint ICs have historically had lower gross margins than our systems products. A shift in sales mix away from our higher margin products to lower margin products, either within our endpoint IC product portfolio or between our systems business and our endpoint ICs, or a change in which products have higher margins, could negatively affect our overall gross margins.

Poor product quality could result in significant costs to us and impair our ability to sell our products.

Our products must meet increasingly demanding specifications for quality, reliability and performance. Our products are both highly technical and deployed in large, complex systems in which errors, defects or incompatibilities can be problematic for our partners and end users.

If we are unable to identify or correct errors, defects, incompatibilities or other problems in our products, we could experience a number of negative consequences, including lost or delayed sales or market acceptance (either of our products and solutions or RAIN generally), loss of market share and damage to our brand and reputation, increased service, warranty and replacement costs and legal actions by our partners or end users.

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

We have limited visibility into end-user sales and deployment cycles, and these cycles are often longer than we anticipate. Many factors contribute to our limited visibility, including the time our partners and end users spend evaluating our products, the time educating them on RAIN’s benefits and the time integrating our products with end users’ systems. The length and uncertain timing of the sales and deployment cycles can lead to delayed product orders. In anticipation of those orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments, if we receive them at all.

An inability or limited ability of end user systems to exploit RAIN information may adversely affect the market for our products.

A successful end-user deployment requires not only tags and readers or gateways, but RAIN integration with information systems and applications that create business value from the RAIN data. Unless end users have access to effective analytical tools that extract business value, and enable their information systems to use these tools, RAIN deployments could stall. Our efforts to foster development and deployment of these tools could fail. In addition, our guidance to business-analytics providers for integrating our products with their tools could prove ineffective.

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

Significant changes in RAIN standards bodies, standards or qualification processes, or their failure to meet or to keep up with RAIN market needs, could impede our ability to sell our products and services.

We have historically taken a leadership position in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. We could lose that leadership position or our influence in standards development, or we could choose not to participate in certain standards activities.

If industry standards were to diverge from, or fail to meet or keep up with, our or the RAIN market’s needs, then our products and services could fail in the market. End users could delay their deployments and slow sales of our existing products or services, or limit our ability to implement new features. The lost opportunities as well as time and expense to develop new products or change our existing products could be substantial, and we may not ultimately succeed.

Certain organizations develop requirements for RAIN tags and test tags against those requirements. For example, the ARC Program at Auburn University develops tag performance and quality requirements for end users that engage them. Some participants in the RAIN market are ARC sponsors, but we are not among them. If ARC or a similar organization fails to certify or delays certifying tags incorporating our endpoint ICs, adoption and sales could suffer.

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

In April 2024, NextNav, Inc. asked the Federal Communications Commission, or FCC, to initiate a proceeding to reconfigure the 902–928 MHz ISM band, or Lower 900 MHz Band, in which we and other unlicensed services operate, to create a terrestrial backup to the U.S. Global Positioning System to provide positing, navigation and timing, or PNT, data. To pay for their proposed system, NextNav also asked to be able to license certain spectral bands, including parts of the Lower 900 MHz Band, to others to deliver 5G broadband services. If approved as proposed, this ISM band reconfiguration could negatively impact us and our industry.

We and other RAIN providers and end users, as well as other Lower 900 MHz Band users, have registered opposition to NextNav’s petition and asked the FCC to reject it. In early 2025, the FCC launched a Notice of Inquiry to explore ways in which the FCC could support alternative PNT technologies and solutions. Comments and reply comments were due in April and May 2025, respectively, and the FCC has not yet acted on NextNav’s petition. The fate of NextNav’s petition is uncertain, but if the FCC were to take material steps toward considering, or ultimately adopting, NextNav’s proposal, our business could be negatively affected.

Some of our partners offer competitive products or services.

Some of our partners promote certain of our products and services while competing with our other products and services. For example, some of our OEM partners use our reader ICs to build and sell readers and gateways that compete with our readers and gateways. Similarly, some of our partners use our readers to build and sell gateways that compete with our gateways. If we fail to manage such conflicts successfully, then our business and operating results could be negatively affected.

Our licensing program is nascent and limited.

While we believe we have valuable RAIN intellectual property and aspire to monetize that intellectual property by licensing it to third parties, including third parties who compete with us to some extent, our experience in doing so is nascent, and our ability to grow licensing revenue remains subject to numerous risks and uncertainties. These risks and uncertainties include our ability to maintain and grow our intellectual property portfolio and to research and develop RAIN innovations that will generate and maintain demand for licenses to our technology and features, and our ability to monitor infringement of our intellectual property rights by others and possibly seek enforcement action against those who attempt to infringe our intellectual property rights.

Our licensing program is also not singly focused on generating licensing revenue. Our desire to maintain close, strategic relationships with important partners or end users and to encourage them to use innovations such as Gen2X may cause us to license our intellectual property for reasons that go beyond simply deriving licensing revenue.

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

Our ability to secure cost-effective, quality products in a timely manner could be adversely affected by many factors, including:

•
third-party supply or manufacturing-capacity constraints or availability, particularly for our foundry partners from whom we procure silicon wafers;
•
not successfully diversifying our supplier base;
•
inaccurately forecasting customer demand; and
•
demand distortions caused by partners or end users canceling orders, qualifying alternative suppliers or purchasing from our competitors.

If our suppliers fail to manufacture our products at a reasonable cost and within our quality specifications, then our ability to bring those products to market and our reputation could suffer. Capacity could be diminished for any number of reasons including equipment failures, closures, bankruptcy, capacity allocation, in response to macroeconomic conditions or public health events, catastrophic loss of facilities or otherwise. Transitioning our product manufacturing to new providers would take many months and, in the case of ICs, could take years. Any transition would require a requalification by our customers or end users.

The availability of silicon wafers and other key inputs to our business can fluctuate and shortages can adversely affect our revenue and/or gross margins.

Wafer availability is cyclical and shortfalls can limit sales and cause market-share losses. Our wafer supply is not guaranteed, and we may not receive adequate supply from our foundry partners when industry demand for wafers is high. Availability of our silicon products can also be limited by constraints in our testing, thinning, bumping and dicing processes. We may also experience shortfalls and price increases for components we use in our readers and gateways, as well as in packaging and test capacity for our reader ICs.

Wafer shortfalls can also artificially increase bookings as customers over-order our products and then cause sales declines as those customers consume their accumulated inventory. Additionally, if our suppliers charge us more but we are unable to raise our prices to cover those higher costs, our gross margins and other financial results could suffer. Any product shortfalls or cost increases will negatively impact our product availability and our financial results will suffer.

We bear inventory risks because our products have relatively long lead times, demand for them is hard to accurately forecast, and we rely on partners to sell and distribute them.

We maintain inventory to meet customer demand forecasts, to guard against product shortages, and to allow for production and delivery risks given the relatively long lead times for many of our products.

When we introduce new products, we may initially carry higher inventory or allow for slower inventory turns.

We typically order products from our suppliers based on sales forecasts before we receive purchase orders. Many of our partners have difficulty accurately forecasting the amount and timing of their sales, and sometimes cancel orders or reschedule product shipments with little or no advance notice to us. Partners will also sometimes give us soft commitments for large orders that do not materialize. Competition and unanticipated external events, such as macroeconomic or regulatory changes, can also adversely affect demand and consequently our inventory levels, sales and operating results.

High inventory levels can increase expenses and expose us to a higher risk of product obsolescence especially when we introduce new products and technologies. If we are unable to sell our inventory as and when we expect to, we may have to discount or expense the excess inventory and our business and financial results will be negatively impacted as a result.

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

As of the date of this filing, a minimum 10% reciprocal tariff applies to nearly all U.S. imports from trade partners except Canada, Mexico and countries with which the United States does not have “normal trade relations.” Goods that include certain semiconductors, consumer electronics, computers and other similar items are currently excepted. However, the United States has initiated Section 232 investigations on these types of products and may eventually impose specific tariffs on them or on products that incorporate them; Section 232 tariffs have also been imposed on imports of certain commodities made of materials that include steel, aluminum and copper. In addition, a Section 301 tariff has been imposed on certain semiconductors from China, and an additional Section 301 tariff is expected to be added on these products beginning in June 2027. The United States has also implemented higher reciprocal tariffs on goods imported from many other countries and jurisdictions including Taiwan, Malaysia, the European Union, Japan and South Korea, since August 2025. Higher, fentanyl-related tariffs are also in effect on goods from China (currently an additional 10%) and on goods from Canada and Mexico that do not qualify for duty free entry under the United States-Mexico-Canada Agreement (35% for Canada as of August 2025 and 25% for Mexico). Legal challenges to some of these tariffs are currently under review in U.S. courts. Significant trade partners such as Mexico, Canada and the European Union have imposed, or announced plans to impose, retaliatory tariffs. All of these tariffs are subject to further changes.

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

In 2025, we derived 79% of our total revenue from sales outside the United States. We anticipate growing our business, in part, by growing our international operations, which presents a variety of risks, including:

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

We must export and import our products and conduct our business activities in compliance with U.S. export controls and trade and economic sanctions, including the Commerce Department’s Export Administration Regulations and economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls, as well as similar controls established in the countries in which we do business. For example, the U.S. government has continued to expand controls restricting the ability to send certain products and technology related to semiconductors and semiconductor manufacturing to and within China and additional destinations. These expanded controls include imposing additional licensing requirements on exports, re-exports and transfers of certain ICs and products containing those ICs to and within China and additional destinations. In addition, the United States and other countries continue to expand the economic sanctions and export control restrictions imposed against Russia and Belarus and certain Russian nationals and entities after Russia invaded Ukraine. We must undertake additional diligence efforts to comply with these and other rules, which may be time-consuming and result in delayed or lost opportunities. We may not always be successful in obtaining necessary export or import licenses, and our failure to obtain required export or import approval for our products or limitations on our ability to export or sell our products may harm our domestic and international sales and negatively affect our revenue.

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

Utilizing emerging technologies such as artificial intelligence, or AI, and machine learning, or ML, could expose us to business, financial, legal or reputational risks.

Rapid advancements in AI and ML offer great potential for improving our solution performance, corporate operating efficiency and engineering development, but employing them can also increase our business, financial, legal and other risks. As we introduce more AI and ML tools into our products and operations going forward, we must guard against risks associated with using them. These risks include improper product operation, potential security breaches or incidents, inadvertently disclosing confidential or sensitive data, inaccuracies or improper bias in our operations or in data derived from using our products or services, legal claims, noncompliance with industry standards, complications establishing or asserting intellectual property ownership and reputational harm. In addition, increased adoption of AI technology by us and third-party partners may also increase the risks of cybersecurity incidents.

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

In 2025, sales to three major customers accounted for 61% of our total revenue. Sales concentration to a small number of OEMs decreases our bargaining power and increases the risk that our pricing or sales could decline based on actions taken by our competitors or our own failure to compete effectively.

Our competitors’ relationships with, or acquisitions of, these partners or distributors could interfere with our relationships with them. Any such interference could impair or delay our product sales or increase our cost of sales.

We engage directly with some end users. Their projects, often involving large purchases of our readers and gateways and use of our software and cloud services, may be discrete deployments that result in significant sales for periods of time, increasing the volatility of our revenue and operating results. If we are unable to replace project-based revenue with new revenue streams, or if end users with large projects change or delay those projects without providing us with adequate notice, then our sales could decline from period to period and negatively affect our stock price.

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

Our reserve estimates for products stocked by our distributors are based primarily on reports provided to us by those distributors, typically monthly. If the inventory and resale information our partners and distributors provide is inaccurate, or if we do not receive it in a timely manner, then we may not have a reliable view of products we expect to be sold to end users which could ultimately have a negative impact on our operating results. If our partners overestimate demand, they may overinvest in production capacity, which could reduce market prices and negatively affect our selling prices. In the short term, our partners might purchase more of our products than they need, increasing their inventory and reducing our future sales to them, and distributors may, subject to time and quality limitations, seek to return products in exchange for other products. If our partners underestimate demand, we may not be able to satisfy their needs and that of their customers, and adoption might suffer. In either case, our business and operating results could be negatively affected.

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

Investors, governmental and nongovernmental organizations, partners and end users monitor our environmental, social and governance, or ESG, practices. Our failure, or perceived failure, to adequately respond to concerns raised about our ESG practices could harm our business and reputation, and increased costs related to our ongoing or enhanced ESG practices and to reporting and disclosure requirements could negatively affect our operating results and stock price. We are also subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products even if these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals used in manufacturing our products, and we could face reputational challenges if we are unable to sufficiently verify the origins of all minerals we use in our products. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

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

Intellectual property disputes have adversely affected RAIN adoption in the past and could disrupt growth prospects in the future. In 2011, Round Rock Research filed lawsuits against 11 end users, including Walmart and Macy’s, for RAIN-related patent infringement. Despite the subsequent availability of an industry-wide license, we believe those lawsuits adversely affected demand for our products from 2011 to 2019. Subsequent litigation, including our patent litigation against NXP between 2019 and early 2024, may not have had as pronounced effects on demand as the Round Rock litigation, but could have dampened RAIN growth particularly in categories beyond those where RAIN use is already established. We, our partners, suppliers or end users could continue to be involved in intellectual property disputes in the future which could adversely affect our operating results and growth prospects.

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

When participating in GS1, ISO, RAIN and other industry-standards organizations, it has been a general policy that those who participate in developing a protocol or standard must license, either royalty-free or under reasonable and nondiscriminatory, or RAND, terms, intellectual property that is necessary to implement all or part of the protocol or standard. The standards body could require that the license be granted to members, as in the case of GS1, or to all parties, as in the case of ISO, that implement the protocol or standard.

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

Although the policies themselves seek to advance protocol or standards development, disputes can arise because it may not be clear whether certain intellectual property is covered. Such uncertainty could complicate us asserting our patents against others, or to use those patents in our own defense, thereby devaluing our intellectual property. Further, some GS1 EPCglobal members declined to license their intellectual property on royalty-free terms, instead retaining the right to license their technology on RAND terms. These members may choose to assert their intellectual property, in which case we will need to defend ourselves within the confines of the GS1 and ISO intellectual property policies.

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

Privacy advocates and others have raised, and may continue raising, concerns about RAIN compromising consumer privacy or facilitating theft. These concerns include concerns about the risks of incidents involving unauthorized parties potentially collecting personal information or personal data, tracking consumers, stealing identities or causing other issues relating to privacy or data protection.

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

We cannot be sure that any limitation-of-liability provisions in our agreements with customers, contracts with third-party vendors and service providers or other contracts will protect us from liabilities or damages against claims relating to a security breach or incident or other privacy- or security-related issue.

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

We face risks of security breaches and other security incidents from a variety of sources including viruses, ransomware, hacking, malicious code, technological errors, supply-chain attacks as well as social engineering or other employee or contractor negligence, malfeasance or unintentional acts. Accidental or willful security breaches or incidents, or unauthorized access to our facilities or information systems, or to others used in our business, could compromise the security of those facilities or information systems and the confidentiality, integrity and availability of confidential, personal or proprietary information. These risks may be heightened in connection with geopolitical tensions and events.

The consequences of actual or perceived loss, unavailability, misuse, corruption or other unauthorized processing of confidential, personal or proprietary information could include, among other things, unfavorable publicity, reputational damage, difficulty marketing or selling our products, customer allegations of breach of contract, loss or theft of intellectual property, claims and litigation, governmental and regulatory investigations and other proceedings and fines, penalties and other damages and liabilities. Any of these consequences could have a material adverse effect on our business, financial condition, reputation and business relationships.

We rely on third-party services to store and process data on our behalf, and on third-party security systems in a variety of applications. Our platform operates in conjunction with, and depends on, third-party products, services and components for security. The cybersecurity threat environment continues evolving, especially with heightened activity by state-sponsored actors. If we, our platform, or any of the third parties on which we rely suffers or is believed to have suffered a security breach or other security incident, vulnerability, error, outage, ransomware or malicious event, then we could face increased costs, claims, liability, reduced revenue and harm to our reputation.

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

We incurred losses each year from our inception in 2000 to 2024. Our ability to achieve or sustain profitability depends on numerous factors, many of which are not entirely in our control, including continued RAIN industry adoption and us maintaining or growing our market share. Our costs of operations, product development and business and personnel expansion in sales, engineering and marketing are significant and are likely to increase as we invest in growing the market and our market share, reducing our costs and improving operations. If we fail to increase our revenue or manage our expenses, or if our investment in growing the market or our market share fail, we may not remain profitable.

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

As of December 31, 2025, we had federal U.S. net operating loss carryforwards, or NOLs, of $275.8 million and U.S. federal research and development credit carryforwards of $43.7 million, which we may use to reduce future taxable income or income taxes. We have established a valuation allowance against the carrying value of these deferred tax assets. Our U.S. federal NOLs arising in taxable years beginning before January 1, 2018 and our U.S. federal research and development credit carryforwards expire following the 20th taxable year after the taxable year such carryforward arose, while our U.S. federal NOLs arising in taxable years beginning after December 31, 2017 do not expire.

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

We are subject to tax laws, regulations and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and results of our operations. Recent examples include the 1% excise tax imposed on stock buybacks and a 15% alternative minimum tax imposed on adjusted financial statement income enacted in 2022, and rules governing the treatment of U.S. and foreign research and development expenditures enacted in 2017 and amended in 2025. We have accounted for these changes in accordance with our understanding of the guidance available as of the date of this filing and as described in more detail in our financial statements. The CHIPS and Science Act, enacted August 9, 2022, provides tax credits for semiconductor manufacturing activities within the United States, but because we outsource our semiconductor manufacturing we do not expect to be entitled to these tax credits.

Many countries, as well as organizations such as the Organization for Economic Cooperation and Development, or the OECD, have implemented or proposed changes to existing tax laws, including a 15% global minimum tax for multinational companies with annual global revenue exceeding certain thresholds. We continue to monitor these developments, including the impact of the joint statement issued by the G7 in June 2025 related to the interplay between the U.S. international tax system and global rules and a January 2026 agreement to a “side-by-side” safe harbor that would generally exempt U.S. parented multinational groups from certain of the global minimum tax rules. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

If the 2021 Notes or the 2025 Notes are converted by holders, then we are required to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, the ownership interests of our existing stockholders will be diluted, and public market sales of stock issued upon a conversion could decrease our stock price. Anticipated future conversions of the 2021 Notes or the 2025 Notes into stock could also decrease our stock price, as could short selling by holders of the 2021 Notes or the 2025 Notes to hedge their positions.

In December 2019 and in September 2025, we issued the 2019 and 2025 Notes, respectively. At the time of each issuance, we entered into privately negotiated capped call transactions with financial counterparties to mitigate the dilutive impact above a given stock price. We left the capped call transactions related to the 2019 Notes issuance intact after we acquired the remainder of the outstanding 2019 Notes in June 2022. From time to time, the financial counterparties to the capped call transactions may modify their hedge positions by entering into or unwinding various derivative transactions involving our stock or by purchasing or selling our stock or other securities of ours in secondary market transactions prior to the maturity of the capped call transactions. This activity could cause a decrease in our stock price.

For more information on the 2019 Notes, the 2021 Notes, the 2025 Notes and the capped call transactions, see Note 8 of our consolidated financial statements included elsewhere in this report.

We are subject to counterparty risk with respect to the capped call transactions.

The financial counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the financial counterparties may default under the capped call transactions. Our exposure to the credit risk of the financial counterparties to the capped call transactions will not be secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure and/or financial difficulties of many financial institutions. If a financial counterparty to the capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the capped call transactions with such financial counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default by a financial counterparty to the capped call transactions, we may suffer adverse tax consequences and experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the financial counterparties to the capped call transactions.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 48.6% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 2. Properties

We have several operating leases for office space, summarized as of December 31, 2025 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters	70,000	2038
Seattle, Washington	Design laboratory	29,000	2029
San Diego, California	General office space	7,000	2030
Helsinki, Finland	Voyantic office space	7,000	2027
Taipei, Taiwan	General office space	1,000	2028

In addition, we lease offices in Thailand, Malaysia, Brazil, Japan and China. For more information about our lease commitments, please refer to Note 11 to our consolidated financial statements included elsewhere in this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “PI” since July 21, 2016.

Holders of Record

As of January 30, 2026, there were 25 holders of record of our common stock. The actual number of holders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

This graph assumes that the investment in our common stock and in each index was $100 on December 31, 2020, and assumes dividend reinvestment, if any. The stock price performance in the graph is not indicative of future stock price performance.

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

For our discussion of our fiscal 2024 results compared to fiscal 2023 for both our results of operations and our liquidity and capital resources sections, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 10, 2025 which is incorporated by reference herein.

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

Our mission is to connect every thing. We have enabled connectivity for more than 150 billion items to date, delivering item visibility, traceability and improved operational efficiencies for retailers, supply chain and logistics, or SC&L providers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more.

We are today focused on extending item connectivity from tens of billions to trillions of items and delivering item data not just to enterprises but to people, so they too can benefit from their connected items. We believe the Boundless IoT we are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history, location and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon radios, reading systems, tag production systems and intellectual property. We also offer software and cloud services, and while nascent from a standalone revenue perspective, they enable our other product offerings and we intend to expand them as a part of our growth strategy. We sell two types of silicon radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. These ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in embedded or finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our reading systems comprise high-performance finished readers and gateways used primarily in autonomous reading solutions. Our tag production systems enable partner products and facilitate enterprise deployments. Our software and cloud service offerings focus on solutions enablement, particularly at enterprises with whom we have a close business relationship.

We sell our products, individually or as a whole platform offering, primarily with or through our partner ecosystem. That ecosystem comprises original equipment manufacturers, or OEMs, tag service bureaus, original device manufacturers, or ODMs, systems integrators, or SIs, value-added resellers, or VARs, independent software vendors, or ISVs, and other solution partners.

Our radios follow the RAIN industry’s air-interface standard for their core reading functionality. We create partner and enterprise preference for our radios and solutions by adding differentiated features into them, supporting those features across our platform and licensing them where appropriate, to deliver solutions capabilities and performance that surpasses mix-and-match solutions built from competitor products. We have also introduced a set of compatible extensions to the RAIN industry’s air-interface standard, which we call Gen2X, that enhance the performance and protection of our solutions. The RAIN industry, on both the reader and solutions side, has broadly embraced Gen2X.

Factors Affecting Our Performance

Macroeconomic Factors

We are subject to impacts from the evolving macroeconomic environment, including uncertainty and volatility in trade measures and tariffs. Because most of our revenue derives from endpoint ICs that our partners embed into or onto items, to the extent that those items are impacted, positively or negatively, by trade measure and tariffs, we are impacted as well. While the impact that recent trade measures will have on our business and financial results is difficult to predict, they could negatively affect our business and financial results. We continue to monitor the broader impacts of these measures on our business, our supply chain and our results of operations. See risk factor “Changes in global trade policies could have a material adverse effect on us.” in Item 1A. of this report for further information.

Inventory Supply

We sell most of our products, both endpoint ICs and systems, through partners and distributors, limiting our visibility to actual enterprise demand. Although we work closely with those partners and distributors to gain as accurate a view as possible, correctly forecasting demand for our products and identifying market shifts in a timely manner remains a challenge. This challenge can be exacerbated when major end users adjust the mix of inlay providers from which they procure inlays incorporating our endpoint ICs.

We also sometimes experience inventory overages or shortages. Inventory overages can increase expenses, expose us to product obsolescence and/or increased reserves and negatively affect our business. Inventory shortages can cause long lead times, missed opportunities, market-share losses and/or damaged customer relationships, also negatively affecting our business.

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

Product Adoption and Unit Growth Rates

Enterprises have significantly adopted RAIN in retail apparel, our largest market, and SC&L, but the rate of adoption and unit growth rates have been uneven and unpredictable. From 2010 to 2025, our overall endpoint IC sales volumes increased at a 26% compounded annual growth rate; however, we have experienced declines in endpoint IC sales volumes during various periods.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. While we continue generating project-based revenue, we did not see it at a comparable scale in 2022 to 2025.

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

We did not see these seasonal trends in 2023 but began to see them in second-half 2024 and in 2025. We do expect continued quarter-to-quarter revenue and gross margin variability due to macroeconomic conditions, program-launch timing and our ability to migrate OEMs and end users to newer, lower cost products. These factors, among others, may impact seasonal trends.

Results of Operations

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands, except percentages)	2025	2024	2023	Change	Change
Revenue	$361,075	$366,087	$307,539	$(5,012)	$58,548
Gross profit	$189,677	$188,855	$151,982	$822	$36,873
Gross margin	52.5%	51.6%	49.4%	0.9%	2.2%
Loss from operations	$(737)	$(7,069)	$(43,484)	$6,332	$36,415

Revenue decreased, due primarily to lower endpoint IC revenue partially offset by higher systems revenue. The endpoint IC revenue decrease was driven primarily by lower ASP due to mix and new pricing that went into effect at the beginning of the year, and the systems revenue increase was due primarily to higher shipment volumes. Gross profit increased, despite lower revenue, due to lower endpoint IC costs from product mix. Gross margin increased due primarily to higher endpoint IC gross margin, the result of product mix, and lower indirect costs in the current year compared to the prior year. Loss from operations decreased due primarily to decreased operating expenses.

Revenue

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Endpoint ICs	$299,806	$305,915	$234,426	$(6,109)	$71,489
Systems	61,269	60,172	73,113	1,097	(12,941)
Total revenue	$361,075	$366,087	$307,539	$(5,012)	$58,548

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, readers, gateways, tag production systems and licensing. We sell our endpoint ICs and tag production systems primarily to inlay manufacturers; our reader ICs primarily to OEMs and ODMs through distributors; and our readers and gateways to solutions providers, VARs and SIs, also primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Endpoint IC revenue decreased $6.1 million, due to a $32.3 million decrease from lower ASP due to product mix and new pricing that went into effect at the beginning of the year, partially offset by a $25.1 million increase due to higher shipment volumes and a $1.0 million increase in licensing revenue.

Systems revenue increased $1.1 million due to an increase in shipment volumes. Reader revenue increased by $8.3 million offset by decreases of $3.4 million and $4.1 million from gateway and reader IC revenue, respectively.

Gross Profit and Gross Margin

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands, except percentages)	2025	2024	2023	Change	Change
Cost of revenue	$171,398	$177,232	$155,557	$(5,834)	$21,675
Gross profit	189,677	188,855	151,982	822	36,873
Gross margin	52.5%	51.6%	49.4%	0.9%	2.2%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers, gateways and tag production systems, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on the mix of endpoint IC and systems; underlying product margins driven by changes in mix, ASPs or costs; as well as from inventory excess and obsolescence charges.

Gross profit increased $0.8 million, despite a decrease in revenue, due primarily to decreased costs from endpoint IC due to product mix. Gross margin increased, due primarily to higher endpoint IC gross margin due to product mix and lower indirect costs in the current year compared to the prior year.

Operating Expenses

Research and Development

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Research and development	$102,615	$98,829	$88,562	$3,786	$10,267

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

Research and development expense increased $3.8 million, due primarily to increases of $4.0 million in product development costs due to timing; $2.4 million in infrastructure costs primarily from increased depreciation and software costs; and $1.3 million in stock-based compensation expense related primarily to increased outstanding equity grants. These increases were partially offset by a decrease of $4.2 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

Sales and Marketing

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Sales and marketing	$36,530	$40,579	$41,123	$(4,049)	$(544)

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Sales and marketing expense decreased $4.0 million, due primarily to decreases of $4.1 million in stock-based compensation expense, driven by forfeitures related to the retirement of our Chief Revenue

Officer in the first quarter of fiscal year 2025 and the resulting lower ongoing expense and a decrease of $0.7 million in personnel expenses related to lower bonus achievement compared to the prior-year period.

General and Administrative

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
General and administrative	$49,192	$51,802	$60,828	$(2,610)	$(9,026)

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

General and administrative expense decreased $2.6 million, due primarily to a decrease $3.0 million in personnel expenses related to lower bonus achievement compared to the prior-year period and a decrease of $1.7 million in professional services related to legal fees, partially offset by an increase of $1.5 million in stock-based compensation expense related primarily to increased outstanding equity grants.

Amortization of Intangibles

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Amortization of intangibles	$2,077	$2,902	$4,953	$(825)	$(2,051)

Amortization of intangibles decreased by $0.8 million. The decrease relates to the intangibles acquired as part of our April 3, 2023 acquisition of Voyantic Oy. Certain intangible assets acquired had useful life of less than 1 year, resulting in a higher amortization expense in the prior-year period.

Restructuring Costs

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Restructuring costs	$—	$1,812	$—	$(1,812)	$1,812

The decrease in restructuring costs relates to the restructuring we initiated on February 7, 2024. For further information on this restructuring, please refer to Note 18 to our consolidated financial statements included elsewhere in this report.

Income From Settlement of Litigation

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Income from settlement of litigation	$—	$45,000	$—	$(45,000)	$45,000

The decrease in income from settlement of litigation relates to the Settlement Agreement with NXP on March 13, 2024. See Note 12, Commitments and Contingencies, included elsewhere in this report, for further details.

Other Income, Net

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Other income, net	$9,214	$7,937	$4,644	$1,277	$3,293

Other income, net, comprises primarily interest income on our short-term investments.

Other income, net, increased $1.3 million, due to increased interest income given higher invested balances.

Induced Conversion Expense

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Induced conversion expense	$15,026	$—	$—	$15,026	$—

In September 2025, we completed a privately negotiated exchange of $190.0 million principal amount of the 2021 Convertible Notes, or the 2021 Note Exchange. We accounted for the 2021 Note Exchange transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), as amended for ASU 2024-04. As a result of the induced conversion, we recorded $15.0 million in induced conversion expense which is included in the Consolidated Statements of Operations for the year ended December 31, 2025. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Convertible Notes. See Note 8 Long-term Debt, included elsewhere in this report, for further information.

Interest Expense

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Interest expense	$4,367	$4,873	$4,848	$(506)	$25

Interest expense comprises primarily cash interest, amortization of debt issuance costs and debt discount.

Interest expense decreased by $0.5 million, due primarily to decreased interest on our convertible debt, from the 2021 Note Exchange transaction.

Income Tax Expense

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	Change	Change
Income tax benefit (expense)	$(69)	$157	$(322)	$(226)	$479

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

Income tax expense increased by $0.2 million due to changes in our estimated effective tax rate.

On July 4, 2025, President Trump signed Public Law No. 119-21 - An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, or “H.R.1”, into law. One key provision, applicable to us, is the treatment of domestic research and experimental expenditures, which can now be capitalized or expensed. As previously required under the Tax Cuts and Jobs Act, we capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of H.R.1, we began deducting domestic Section 174 costs in 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $175.3 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of December 31, 2025, we had working capital of $212.7 million, up from $(4.8) million as of December 31, 2024. The increase is due to a decrease in the balance of the 2021 Notes, which was driven by a privately negotiated exchange of $190.0 million principal amount of the 2021 Convertible Notes, or the 2021 Note Exchange (refer to Note 8, Long-term debt, in our consolidated financial statements included elsewhere in this report for further information).

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

2021 Notes

In November 2021, we issued convertible notes due in 2027 in an aggregate principal amount of $287.5 million, or the 2021 Notes. The 2021 Notes are our senior unsecured obligation, bearing interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2021 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, and will mature on May 15, 2027 unless earlier repurchased, redeemed or converted in accordance with the terms of the terms of the Indenture governing the 2021 Notes. The net proceeds from the 2021 Notes were approximately $278.4 million after initial debt issuance costs, fees and expenses.

In September 2025, we completed the 2021 Note Exchange. We accounted for the 2021 Note Exchange as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) and in accordance with ASU 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments, which we early adopted as of January 1, 2025. Refer to the paragraph’s below under 2025 Notes for further information.

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

The net proceeds from the 2025 Notes were approximately $183.6 million after initial debt issuance costs, fees and expenses. We used the net proceeds and cash on hand to exchange $190.0 million aggregate principal amount of the 2021 Notes for approximately $190.0 million in cash, representing the principal amount exchanged, and approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon, in individual privately negotiated transactions concurrent with the 2025 Notes offering. In addition, we used approximately $11.2 million of cash on hand to pay the cost of the capped call transactions entered into in connection with issuing the 2025 Notes.

For further information on the terms of this debt, please refer to Note 8 to our consolidated financial statements included elsewhere in this report.

Historical Cash Flow Trends

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$58,746	$128,310	$(49,382)
Net cash provided by (used in) investing activities	(48,015)	(192,570)	115,808
Net cash provided by (used in) financing activities	(8,928)	15,679	8,736

Operating Cash Flows

For the year ended December 31, 2025, we generated $58.7 million of net cash from operating activities. These net cash proceeds comprised $73.5 million of net income adjusted for non-cash items, partially offset by a $14.8 million decrease in working capital due primarily to lower accrued compensation and employee related benefits and accounts payable.

Investing Cash Flows

For the year ended December 31, 2025, we used $48.0 million of net cash from investing activities. This net cash usage was due primarily to purchases of investments of $202.8 million and property and equipment purchases of $12.9 million, partially offset by proceeds from maturities of investments of $154.7 million and proceeds from sales of investments of $12.9 million.

Financing Cash Flows

For the year ended December 31, 2025, we used $8.9 million of net cash from financing activities. We used this net cash for payment of our 2021 Notes of $190 million, premiums paid for capped call transactions of $11.2 million and $3.2 million in taxes paid to cover RSU vesting. This net cash usage was offset by $183.7 million of net proceeds from issuing our 2025 Notes and $11.8 million of proceeds from stock-option exercises and our employee stock purchase plan.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2025:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Convertible senior notes (1)	$289,143	$1,097	$98,046	$190,000	$—
Operating lease obligations
Operating lease obligations	43,276	2,878	7,722	7,065	25,611
Purchase commitments (2)	34,919	32,666	2,253	—	—
Total	$367,338	$36,641	$108,021	$197,065	$25,611

(1) The convertible senior notes include $1.6 million in interest payments.

(2) Purchase commitments comprise primarily noncancelable commitments to purchase $28.2 million of inventory as of December 31, 2025, noncancelable software license agreements with vendors and equipment purchases.

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

Stock-Based Compensation

We have various equity award plans, or Plans, for granting share-based awards to employees, consultants and non-employee directors of the Company. The Plans provide for granting several forms of stock compensation such as stock option awards, restricted stock units, or RSUs, RSUs with performance conditions, or PSUs, and RSUs with market and service conditions, or MSUs.

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

We had cash, cash equivalents and short-term investments of $175.3 million and $164.7 million as of December 31, 2025 and 2024, respectively. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Impinj, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impinj, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter

The Company's inventory totaled $85 million as of December 31, 2025. As explained in Note 2 to the consolidated financial statements, the Company determines the appropriate value of all inventory in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those amounts are determined to be less than cost.

Auditing management's estimates for excess and obsolete inventory involved judgment because the estimates are affected by market and economic conditions outside the Company's control.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve estimate. This included management’s identification of items which may be excess or obsolete and the determination of the net realizable value for those items.

To test the Company's estimates for excess and obsolete inventory, we tested the accuracy and completeness of underlying data used in management’s excess and obsolete inventory valuation assessment. This included evaluating inventory levels compared to historical sales and product life cycles. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying estimates. Finally, we assessed sources of contrary information which could indicate a decline in future demand relative to historical periods, including external sources of overall industry trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Seattle, Washington

February 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Impinj, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Impinj, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Impinj, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington

February 9, 2026

Impinj, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$48,206	$46,053
Short-term investments	127,130	118,661
Accounts receivable, net	70,785	56,802
Inventory	84,961	99,346
Prepaid expenses and other current assets	8,135	5,536
Total current assets	339,217	326,398
Long-term investments	103,766	74,871
Property and equipment, net	50,290	50,610
Intangible assets, net	9,501	10,291
Operating lease right-of-use assets	20,896	7,142
Other non-current assets	795	1,045
Goodwill	20,721	18,723
Total assets	$545,186	$489,080
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$13,614	$17,254
Accrued compensation and employee related benefits	9,936	22,309
Accrued and other current liabilities	3,664	2,684
Current portion of operating lease liabilities	776	3,589
Current portion of long-term debt	96,745	283,493
Current portion of deferred revenue	1,791	1,848
Total current liabilities	126,526	331,177
Long-term debt	184,141	—
Operating lease liabilities, net of current portion	22,536	5,719
Deferred tax liabilities, net	2,062	2,200
Deferred revenue, net of current portion	690	120
Total liabilities	335,955	339,216
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 30,222 and 28,504 shares issued and outstanding at December 31, 2025 and 2024, respectively	30	29
Additional paid-in capital	606,852	541,090
Accumulated other comprehensive income (loss)	2,509	(1,942)
Accumulated deficit	(400,160)	(389,313)
Total stockholders' equity	209,231	149,864
Total liabilities and stockholders' equity	$545,186	$489,080

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$361,075	$366,087	$307,539
Cost of revenue	171,398	177,232	155,557
Gross profit	189,677	188,855	151,982
Operating expenses:
Research and development	102,615	98,829	88,562
Sales and marketing	36,530	40,579	41,123
General and administrative	49,192	51,802	60,828
Amortization of intangibles	2,077	2,902	4,953
Restructuring costs	—	1,812	—
Total operating expenses	190,414	195,924	195,466
Loss from operations	(737)	(7,069)	(43,484)
Other income, net	9,214	7,937	4,644
Income from settlement of litigation	—	45,000	—
Induced conversion expense	(15,026)	—	—
Interest expense	(4,367)	(4,873)	(4,848)
Income (loss) before income taxes	(10,916)	40,995	(43,688)
Income tax benefit (expense)	69	(157)	322
Net income (loss)	$(10,847)	$40,838	$(43,366)

Net income (loss) per share — basic	$(0.37)	$1.46	$(1.62)
Net income (loss) per share — diluted	$(0.37)	$1.39	$(1.62)
Weighted-average shares outstanding — basic	29,283	27,953	26,752
Weighted-average shares outstanding — diluted	29,283	29,471	26,752

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(10,847)	$40,838	$(43,366)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	895	(515)	1,198
Foreign currency translation adjustment	3,556	(1,782)	406
Total other comprehensive income (loss)	4,451	(2,297)	1,604
Comprehensive income (loss)	$(6,396)	$38,541	$(41,762)

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2022	26,098	$26	$403,599	$(386,785)	$(1,249)	$15,591
Issuance of common stock	1,041	1	8,736	—	—	8,737
Stock-based compensation	—	—	47,986	—	—	47,986
Net loss	—	—	—	(43,366)	—	(43,366)
Equity issuance for Voyantic acquisition (Note 6)	27	—	3,579	—	—	3,579
Other comprehensive income	—	—	—	—	1,604	1,604
Balance at December 31, 2023	27,166	$27	$463,900	$(430,151)	$355	$34,131
Issuance of common stock	1,338	2	20,278	—	—	20,280
Stock-based compensation	—	—	56,546	—	—	56,546
Restructuring equity modification expense	—	—	366	—	—	366
Net income	—	—	—	40,838	—	40,838
Other comprehensive loss	—	—	—	—	(2,297)	(2,297)
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	907	—	11,795	—	—	11,795
Stock-based compensation	—	—	55,263	—	—	55,263
RSU tax withholding	—		(3,171)			(3,171)
Induced conversion on 2021 Notes (Note 8)	811	1	13,085			13,086
Premiums paid for capped calls (Note 8)	—	—	(11,210)	—	—	(11,210)
Net loss	—	—	—	(10,847)	—	(10,847)
Other comprehensive income	—	—	—	—	4,451	4,451
Balance at December 31, 2025	30,222	$30	$606,852	$(400,160)	$2,509	$209,231

The accompanying notes are an integral part of these consolidated financial statements.

Impinj, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$(10,847)	$40,838	$(43,366)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,040	13,588	13,623
Stock-based compensation	55,263	56,546	47,986
Restructuring equity modification expense	—	366	—
Accretion of discount or amortization of premium on investments	(2,339)	(1,122)	(1,637)
Amortization of debt issuance costs	1,797	1,638	1,611
Induced conversion expense related to convertible notes	15,026	—	—
Deferred tax expense	(396)	(567)	(931)
Revaluation of acquisition-related contingent consideration liability	—	986	1,570
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(13,726)	(1,999)	(3,713)
Inventory	14,488	(2,220)	(49,577)
Prepaid expenses and other assets	(727)	227	1,625
Accounts payable	(3,376)	9,270	(12,303)
Accrued compensation and employee related benefits	(12,512)	13,855	(1,119)
Accrued and other liabilities	984	244	(591)
Acquisition-related contingent consideration liability	—	(2,556)	—
Operating lease right-of-use assets	2,510	2,560	2,607
Operating lease liabilities	(2,812)	(3,392)	(3,308)
Deferred revenue	373	48	(1,859)
Net cash provided by (used in) operating activities	58,746	128,310	(49,382)
Investing activities:
Purchases of investments	(202,771)	(202,063)	—
Proceeds from sales of investments	12,937	—	13,372
Proceeds from maturities of investments	154,680	26,605	144,401
Proceeds from sale of property and equipment	—	—	234
Purchases of intangible assets	—	—	(250)
Purchases of property and equipment	(12,861)	(17,112)	(18,592)
Business acquisitions, net of cash acquired	—	—	(23,357)
Net cash provided by (used in) investing activities	(48,015)	(192,570)	115,808
Financing activities:
Proceeds from issuance of 2025 Notes, net of issuance costs	183,658	—	—
Premiums paid for capped call transactions	(11,210)	—	—
Payment of 2021 Notes	(190,000)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	11,795	20,281	8,736
Payments of taxes on restricted stock units	(3,171)	—	—
Payment of acquisition-related contingent consideration	—	(4,602)	—
Net cash provided by (used in) financing activities	(8,928)	15,679	8,736
Effect of exchange rate changes on cash and cash equivalents	350	(159)	34
Net increase (decrease) in cash and cash equivalents	2,153	(48,740)	75,196
Cash and cash equivalents
Beginning of period	46,053	94,793	19,597
End of period	$48,206	$46,053	$94,793

Supplemental disclosure of cashflow information:
Cash paid for interest	$2,837	$3,234	$3,234
Purchases of property and equipment not yet paid	450	763	1,417
Lease liabilities arising from obtaining ROU Assets	16,762	—	1,138
26,396 shares of common stock issued for Voyantic Oy acquisition	—	—	3,579
Acquisition-related contingent consideration liability	—	—	6,172

The accompanying notes are an integral part of these consolidated financial statements.

IMPINJ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Impinj, Inc., a Delaware corporation, is headquartered in Seattle, Washington. The Impinj platform wirelessly connects items and delivers data about the connected items to business and consumer applications. Impinj generates revenue from enterprise solutions that use our platform’s constituent elements — endpoint ICs, reader ICs, readers, gateways and tag production systems — as well as from development, service and license agreements.

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

	Year Ended December 31,
	2025	2024	2023
Revenue:
Customer A	34%	28%	33%
Customer B	15	15	*
Customer C	12	17	11
	61%	60%	44%

* Customer accounted for less than 10% of total revenue in the period.

	As of December 31,
	2025	2024
Accounts Receivable:
Customer A	13%	22%
Customer B	39	22
Customer C	12	17
	64%	61%

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

Investments

Our investments comprise fixed income securities, including U.S. government securities, corporate notes and bonds, and commercial paper. The contractual maturities of some of our available-for-sale, or AFS, debt securities exceed a year and are classified as long-term investments on our balance sheet. We carry AFS debt securities at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). Our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in fair value of an investment below the cost basis is determined to be other-than-temporary. Factors we consider in determining whether a loss is temporary include the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, our intent to sell the security and whether or not we will be required to sell the security prior to the expected recovery of the investment's amortized cost basis. No such impairment changes were recorded during the years ended December 31, 2025, 2024 and 2023. See Note 3 tables for the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of December 31, 2025 and 2024.

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

We do not have any financial assets or liabilities in Level 3 as of December 31, 2025 or 2024.

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

We derive most of our accounts receivable from sales to original equipment manufacturers, or OEMs, original design manufacturers, ODMs, solution providers and distributors who are large, well-established companies. We do not have customers that represent a significant credit risk based on current economic conditions and past collection experience. Also, we have not had material past-due balances on our accounts receivable as of December 31, 2025 or 2024.

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

	Balance at Beginning of Year	Additional Reserve	Applied Sales Return	Balance at End of Year
Allowance for sales returns and price exceptions:
During year ended December 31, 2025	$770	$837	$(1,295)	$312
During year ended December 31, 2024	677	2,248	(2,155)	770
During year ended December 31, 2023	605	2,912	(2,840)	677

Inventory

We state inventories at the lower of cost or estimated net realizable value using the first-in, first-out method. Inventories comprise raw materials, work-in-process and finished goods. We continuously assess our inventory value and write down its value for estimated excess and obsolete inventory. This evaluation includes an analysis of inventory on hand, current and forecasted demand, product development plans and market conditions. If future demand or market conditions are less favorable than our projections, or our product development plans change from current expectations, then a write-down of excess or obsolete inventory may be required and is reflected in cost of goods sold in the period the updated information is known.

Excess and obsolescence charges had an immaterial impact on our 2025, 2024 and 2023 gross margin.

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

Other Assets

Other assets comprise primarily capitalized implementation costs from cloud computing arrangements and security deposits. We capitalize eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement. Cloud computing arrangement costs, included in prepaid expenses and other current assets, were $0.4 million and $0.4 million, and other non-current assets were $0.7 million and $1.0 million, as of December 31, 2025 and 2024, respectively. Amortization expense associated with the cloud computing arrangements was $0.4 million for 2025, $0.4 million for 2024, and $0.5 million for 2023. We present cash flows related to capitalized implementation costs in cash flows used in operating activities.

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

Product Warranties

We provide limited warranty coverage for most products, generally ranging from a period of 90 days to one year from the date of shipment. We record a liability for the estimated cost of these warranties based on historical claims, product failure rates and other factors when we recognize the related revenue. We review these estimates periodically and adjust our warranty reserves when actual experience differs from historical estimates or when other information becomes available. The warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair or replace the product. Accrued warranty costs in 2025, 2024 and 2023 were not material.

Leases

We determine, at inception, whether an arrangement is or contains a lease. Right-of-use, or ROU, assets represent our right to use an identified asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities at commencement date based on the present value of future lease payments over the lease term, reduced by landlord incentives. We use an incremental borrowing rate in determining the present value of future lease payments because our operating leases do not provide an implicit rate. Our incremental borrowing rate is based on a credit-adjusted risk-free rate, which best approximates a secured rate over a similar term of lease. We recognize lease expense for lease payments on a straight-line basis over the lease term. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. We expense variable lease costs on the consolidated statements of operations as incurred. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.

We have various noncancellable operating lease agreements for office, warehouse and research and development space in the United States, Taiwan and Finland, with expiration dates from 2026 to 2038. Certain of these arrangements have free or escalating rent payment provisions and optional renewal and termination clauses that we factor into the classification and measurement of the lease when appropriate. These lease agreements typically include lease and non-lease components and are generally accounted for as a single lease component. We consider variable CAM expenses for real estate leases as non-lease components.

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

Realizing the benefits of the NOLs and credit carryforwards depends on having sufficient taxable income in future years. We have established a valuation allowance against the carrying value of our deferred tax assets, as it is currently more likely than not we will be unable to realize these deferred tax assets. In addition, using NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. Events that cause limitations in the amount of NOLs that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined by Code Sections 382 and 383, over a three-year period. Using our NOLs and tax credit carryforwards could be significantly reduced if a cumulative ownership change of more than 50% has occurred in our past or occurs in our future.

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

In December 2023, the FASB released ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the financial statements. The standard is effective for fiscal years beginning after December 31, 2024. We adopted ASU 2023-09 on January 1, 2025 using the retrospective transition method. The financial statements have been adjusted to reflect the application of the new accounting guidance for all periods presented (See Note 7—Income Taxes).

In November 2024, the FASB released Accounting Standard Update (“ASU”) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20), which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The standard is effective for fiscal years beginning after December 31, 2025, and early adoption is permitted. We early adopted ASU 2024-04 on January 1, 2025, using the prospective transition approach. As a result of our adoption, we accounted for the exchange of the 2021 Notes in September 2025 described below, as an induced conversion. See Note 8—Long term debt for additional details of this exchange transaction.

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

Note 3. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$21,209	$—	$21,209	$1,097	$—	$1,097
Total cash equivalents	21,209	—	21,209	1,097	—	1,097
Short-term investments:
U.S. Government agency securities	—	7,480	7,480	—	3,929	3,929
U.S. Treasury securities	—	25,390	25,390	—	63,634	63,634
Corporate notes and bonds	—	67,962	67,962	—	32,305	32,305
Commercial paper	—	26,298	26,298	—	18,793	18,793
Total short-term investments	—	127,130	127,130	—	118,661	118,661
Long-term investments:
U.S. Government agency securities	—	6,851	6,851	—	5,989	5,989
U.S. Treasury securities	—	—	—	—	2,492	2,492
Corporate notes and bonds	—	96,915	96,915	—	66,390	66,390
Total long-term investments	—	103,766	103,766	—	74,871	74,871
Total	$21,209	$230,896	$252,105	$1,097	$193,532	$194,629

The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value during fiscal year 2024. We do not have any financial assets or liabilities in Level 3 as of December 31, 2025 or 2024.

December 31, 2024
Balance as of January 1	$6,180
Addition of contingent consideration liability due to acquisition	986
Change in fair value of contingent consideration liability due to remeasurement	—
Contingent consideration payment made	(7,166)
Balance as of December 31	$—

We recorded the contingent consideration related to the Voyantic Oy acquisition at its fair value using unobservable inputs and used the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and gross margins. A decrease in estimated revenue and gross margins or an increase in the discount rate would decrease the fair value of the contingent consideration liability. The estimated revenue and gross margins are not interrelated inputs. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations is management's responsibility with the assistance of a third-party valuation specialist. During the year ended December 31, 2024 we remeasured the fair value of the contingent consideration liability based on updated inputs related to actual performance results and recorded an additional expense of $1.0 million, in general and administrative expense on the consolidated statement of operations. During second-quarter 2024, we paid the contingent consideration and as of December 31, 2025 and 2024, the contingent consideration is $0.

We expect short-term investments to mature within 1 year of the reporting date. We expect long-term investments to mature between 1 and 2 years from the reporting date. See Note 8 for the carrying amount and estimated fair value of our convertible senior notes due 2027 and 2029.

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	December 31, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$21,209	$—	$—	$21,209
U.S. Government agency securities	14,339	2	(10)	14,331
U.S. Treasury securities	25,378	17	(5)	25,390
Corporate notes and bonds	164,563	383	(69)	164,877
Commercial paper	26,285	14	(1)	26,298
Total	$251,774	$416	$(85)	$252,105

	December 31, 2024
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,097	$—	$—	$1,097
U.S. Government agency securities	9,933	1	(16)	9,918
U.S. Treasury securities	66,146	17	(37)	66,126
Corporate notes and bonds	99,215	—	(520)	98,695
Commercial paper	18,805	—	(12)	18,793
Total	$195,196	$18	$(585)	$194,629

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $74.9 million and unrealized losses of $0.1 million as of December 31, 2025. Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $142.8 million and unrealized losses of $0.6 million as of December 31, 2024. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $8.5 million and immaterial unrealized losses as of December 31, 2025. We did not have any marketable securities in a continuous loss position for greater than 12 months as of December 31, 2024.

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

Note 4. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$19,721	$14,040
Work-in-process	24,648	52,028
Finished goods	40,592	33,278
Total inventory	$84,961	$99,346

Note 5. Property and Equipment

The following table presents property and equipment details as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
Machinery and equipment	$82,701	$72,439
Computer equipment and software	3,730	3,335
Furniture and fixtures	1,329	1,369
Equipment acquired under finance leases	1,727	1,727
Leasehold improvements	14,410	13,690
Total property and equipment, gross	103,897	92,560
Less: Accumulated depreciation	(53,607)	(41,950)
Total property and equipment, net	$50,290	$50,610

Depreciation expense, which includes amortization of finance lease assets, was $13.0 million, $10.7 million and $8.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. We did not acquire any property and equipment under finance leases for the years ended December 31, 2025 or 2024.

Note 6. Goodwill and Intangible Assets

On April 3, 2023, we acquired all of the outstanding equity of Voyantic Oy for an aggregate purchase price of $32.7 million. Our acquisition of Voyantic Oy adds tag design, manufacturing, test, encoding and commissioning, or collectively tag production systems, to our systems offerings, to advance the quality, reliability and readability of partner inlays. The consideration comprised (i) $3.6 million in shares of our common stock valued using the market price on the date of the acquisition, (ii) $4.6 million in deferred payments contingent upon revenue and gross margin performance over a one-year period from the acquisition date, and (iii) the remainder in cash paid at closing.

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

The transaction-related costs for the acquisition were $1.0 million for the year ended December 31, 2024. Transaction expenses and contingent consideration expense are included in general and administrative expense in the consolidated statements of operations.

This acquisition did not have a material impact on our reported revenue or net loss amounts for any period presented; therefore, we have not presented historical and pro forma disclosures.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$18,723	$19,696
Foreign currency translation adjustment	1,998	(973)
Total	$20,721	$18,723

As of December 31, 2025, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Developed Technology	7.25	$13,868	$(5,261)	$8,607
Patent	3	250	(205)	45
Tradename	8	1,293	(444)	849
Total definite-lived intangible assets (1)		$15,411	$(5,910)	$9,501
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. The weighted-average life of our intangible assets is approximately seven years. Amortization expense of intangible assets was $2.1 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2026	$2,120
2027	2,074
2028	2,074
2029	2,074
2030	1,118
Thereafter	41
Total	$9,501

Note 7. Income Taxes

We are subject to federal and state income taxes in the United States and foreign jurisdictions.

The following table presents U.S. and foreign components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$(9,263)	$41,729	$(40,349)
Foreign	(1,653)	(734)	(3,339)
Income (loss) before income taxes	$(10,916)	$40,995	$(43,688)

The following table presents income taxes paid, net of refunds received (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. - Federal	$—	$—	$—
U.S. - State
Alabama	2	40	—
Texas	129	164	49
Other State	15	18	22
Total U.S. - State	146	222	71
Foreign
Brazil	318	217	253
Finland	—	208	89
United Kingdom	116	41	50
Other Foreign	53	31	44
Total Foreign	487	497	436
Total Income Taxes Paid	$633	$719	$507

The following table presents the detail of income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(32)	(212)	(163)
Foreign	(295)	(512)	(446)
Total current taxes	(327)	(724)	(609)

Deferred:
U.S. - Federal	—	—	(53)
U.S. - State	(3)	3	—
Foreign	399	564	984
Total deferred taxes	396	567	931

U.S. - Federal	—	—	(53)
U.S. - State	(35)	(208)	(163)
Foreign	104	51	538
Total income tax benefit (expense)	$69	$(157)	$322

We have not recorded a liability for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2025 because we intend to permanently reinvest the earnings outside the United States. We expect the amount of the unrecognized deferred tax liability, if incurred, to be immaterial.

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2025		2024		2023
At Statutory Rate	$(2,292)	21.0%	$8,609	21.0%	$(9,174)	21.0%
State Income Taxes, net of Federal Effect	28	(0.3)	165	0.4	129	(0.3)
Change in Valuation Allowance	6,761	(61.9)	12,159	29.7	18,167	(41.6)
Nontaxable or Nondeductible Items
Equity Compensation	(3,785)	34.7	(15,480)	(37.8)	(4,531)	10.4
Debt Issuance Costs	(407)	3.7	—	—	—	—
Other Nondeductible Items	117	(1.1)	252	0.6	752	(1.7)
Inducement Premium	3,155	(28.9)	—	—	—	—
Changes in Tax Laws or Rates	—	—	—	—	—	—
Tax Credits
R&D Credits	(5,049)	46.3	(8,223)	(20.1)	(8,137)	18.6
Other Tax Credits	6	(0.1)	15	—	—	—
Cross-Border Tax Laws
Foreign Inclusions	(108)	1.0	501	1.2	239	(0.6)
Worldwide Changes in UTB	1,262	(11.6)	2,056	5.0	2,034	(4.7)
Other	—	—	—	—	35	(0.1)
Foreign Tax Effects
Brazil
Nondeductible Item	218	(2.0)	151	0.4	101	(0.2)
Other Brazil	44	(0.4)	25	0.1	56	(0.1)
Other Foreign Jurisdictions	(19)	0.2	(73)	(0.2)	7	(0.02)

	$(69)	0.6%	$157	0.4%	$(322)	0.7%

In 2025, state and local income taxes in North Carolina and Kentucky comprise the majority of state and local income taxes, net of federal effect. Texas comprised the majority of our 2023 and 2024 state and local income taxes, net of federal effect.

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

The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	$58,720	$40,760
Credit carryforwards	32,903	29,123
Capitalized research and development	35,185	46,318
Operating lease liabilities	4,873	1,873
Allowances	1,358	4,323
Deferred revenue	129	15
Stock-based compensation	4,584	5,753
Inventory cost capitalization	1,266	1,655
Other	16	—
Deferred tax assets	139,034	129,820
Less: Valuation allowance	(132,939)	(126,102)
Net deferred tax assets	6,095	3,718
Deferred tax liability:
Goodwill	(823)	(820)
Depreciation and amortization	(2,973)	(3,683)
Operating lease ROU assets	(4,361)	(1,415)
Deferred tax liabilities	(8,157)	(5,918)
Net deferred tax liability	$(2,062)	$(2,200)

Realizing deferred tax assets depends on us generating future taxable income, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024 because, based on the weight of available evidence, it is more likely than not we will be unable to realize the deferred tax assets.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to US federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation.

The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	December 31, 2025	December 31, 2024
Beginning Balance	$(126,102)	$(114,040)
Change charged to income tax expense	(6,837)	(12,062)
Ending Balance	$(132,939)	$(126,102)

We have accumulated federal tax losses of approximately $275.8 million and $190.3 million, respectively, as of December 31, 2025 and 2024, which are available to reduce future taxable income. The Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $226.6 million with an indefinite life as of December 31, 2025. We have accumulated state tax losses of approximately $17.8 million and $18.8 million as of December 31, 2025 and 2024, respectively. We also have net research and development credit carryforwards of $43.7 million and $38.7 million as of December 31, 2025 and 2024, respectively, which are available to reduce future tax liabilities.

H.R.1, enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, we capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of H.R.1, we began deducting domestic Section 174 costs in 2025. As of December 31, 2025, we have a deferred tax asset of $35.2 million related to capitalized Section 174 expenditures.

The pre-2018 federal and state tax losses and federal research and development credit carryforwards began expiring in 2020. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. We have completed a formal IRC Section 382 study through December 31, 2025 and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may affect the limitation in future years.

We are currently not under audit in any tax jurisdiction. Tax years from 2007 through 2025 are currently open for audit by federal and state taxing authorities.

We establish reserves for tax positions based on estimates of whether, and the extent to which, additional taxes will be due. We establish the reserves when we believe that our tax-return positions might be challenged by taxing authorities, despite our belief that our tax return positions are fully supportable.

The following table presents the total balance of unrecognized tax benefits as of the dates presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$9,696	$7,640	$5,606
Gross increase to tax positions in current periods	1,262	2,056	2,034
Balance at end of period	$10,958	$9,696	$7,640

As of December 31, 2025, we recorded a total amount of unrecognized tax benefit of $11.0 million as a reduction to the deferred tax asset. If recognized, this tax benefit would have no impact to our effective tax rate because we have a full valuation allowance. We record accrued interest and penalties related to unrecognized tax benefits as income tax expense and their value is zero.

Note 8. Long-term debt

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027 (the “2021 Notes”) and in September 2025, we issued $190.0 million aggregate principal amount of convertible promissory notes due September 15, 2029 (the “2025 Notes” and collectively, the “Notes”).

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	December 31, 2025			December 31, 2024
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$97,498	$(753)	$96,745	$287,500	$(4,007)	$283,493
2025 Notes	190,000	(5,859)	184,141	—	—	—
Total Debt	$287,498	$(6,612)	$280,886	$287,500	$(4,007)	$283,493
Short-term Debt	97,498	(753)	96,745	287,500	(4,007)	283,493
Long-term Debt	$190,000	$(5,859)	$184,141	—	—	—

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	0.9
2025 Notes	September 15, 2029	0%	N/A	0.84%	N/A	3.7398	$267.39	0.7

The Notes are senior unsecured obligations, do not contain any financial covenants. Each series of Notes is governed by an indenture (collectively, the “Indentures”). The 2025 Notes do not bear regular interest and the principal amount of the 2025 Notes does not accrete. The total net proceeds from the 2021 Notes and the 2025 Notes, after deducting initial debt issuance costs, fees and expenses, were $278.4 million and $183.6 million, respectively. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026 (the “2019 Notes”) through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.9 million aggregate principal amount of the 2019 Notes in June 2022. We used the remainder of the net proceeds from the 2021 Notes for general corporate purposes. We used the 2025 Notes net proceeds, and cash on hand to exchange $190.0 million aggregate principal amount of the 2021 Notes for approximately $190.0 million in cash, representing the principal amount exchanged, and approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon, in privately negotiated transactions concurrently with the 2025 Notes offering.

Terms of the Notes

The holders of each series of Notes may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding the respective conversion dates under the following circumstances:

•
during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;
•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable series of Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for such series of Notes on each such trading day;
•
prior to the close of business on the second scheduled trading day immediately preceding the redemption date if we call the applicable series of Notes for redemption; or
•
upon the occurrence of specified corporate events, as described in the Indenture governing the applicable series of Notes.

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

Our common stock exceeded 130% of the conversion price of the 2021 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2025. Accordingly, the 2021 Notes are convertible at the option of the holders as of December 31, 2025 and therefore, are classified as current portion of long-term debt on the consolidated balance sheet as of December 31, 2025. The “if-converted value” exceeded the principal amounts by $55.3 million based on the closing price of our common stock of $174.01 as of December 31, 2025.

Accounting for the Notes

We account for each series of Notes as a single liability measured at its amortized cost. We presented the 2021 Notes total issuance costs of $9.1 million as a direct deduction from the face amount of the 2021 Notes and amortized the issuance costs to interest expense over the respective term of the 2021 Notes using the effective interest rate method. We presented the 2025 Notes total issuance costs of $6.3 million as a direct deduction from the face amount of the 2025 Notes and amortized the issuance costs to interest expense over the respective term of the 2025 Notes using the effective interest rate method.

Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024	Year Ended December 31, 2023
	2025 Notes	2021 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	$483	$1,314	$1,639	$1,612
Cash interest expense	—	2,570	3,234	3,236
Total interest expense	$483	$3,884	$4,873	$4,848

Accrued interest related to the 2021 Notes as of December 31, 2025 and 2024 was $0.1 million and $0.4 million, respectively. There is no accrued interest for the 2025 Notes. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $159.1 million and $408.7 million as of December 31, 2025 and 2024, respectively, which we determined through consideration of quoted market prices. We estimate the fair value of the 2025 Notes to be $195.6 million as of December 31, 2025, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

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

Partial Exchange of the 2021 Notes

In September 2025, we entered into privately-negotiated exchanges with certain holders of our outstanding 2021 Convertible Notes with respect to the exchange of $190.0 million principal amount of the 2021 Convertible Notes (the “2021 Note Exchange”).We accounted for the 2021 Note Exchange transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), as amended for ASU 2024-04, which we early adopted on January 1, 2025, using the prospective transition approach. In connection with the induced conversion, we paid approximately $190.0 million in cash, representing the principal amount exchanged, issued approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $15.0 million in induced conversion expense which is included in the Consolidated Statements of Operations for the year ended December 31, 2025. We did not receive any cash proceeds from issuing the shares of common stock but recognized additional paid-in-capital of $13.1 million representing the induced conversion expense, net of approximately $2.0 million of unamortized debt issuance costs related to the converted 2021 Notes.

Note 9. Stockholders’ Equity

Preferred Stock

Our board of directors has the authority to fix the designations, powers, preferences and rights and the qualifications, limitations or restrictions thereof, of any wholly unissued series of preferred stock, and to increase or decrease the number of shares in any series of preferred stock, subject to limitations prescribed by law and by our certificate of incorporation. We had no preferred stock issued and outstanding as of December 31, 2025 or 2024.

Common Stock

As of December 31, 2025, we had authorized 495,000,000 shares of voting $0.001 par value common stock. Each holder of the common stock is entitled to one vote per common share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the prior rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.

Note 10. Stock-Based Awards

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,042	$2,034	$1,869
Research and development expense	27,012	25,666	21,307
Sales and marketing expense	6,653	10,774	10,240
General and administrative expense	19,556	18,072	14,570
Total stock-based compensation expense	$55,263	$56,546	$47,986

2016 Equity Incentive Plan

In June 2016, our board of directors adopted and our stockholders approved our 2016 Equity Incentive Plan, or the 2016 Plan, which became effective in July 2016 at which time the 2010 Equity Incentive Plan, or the 2010 Plan, was terminated. The number of shares of common stock reserved for issuance under the 2016 Plan may increase on January 1 of each year, beginning on January 1, 2017 and ending on and including January 1, 2026, by the lesser of (1) 1,825,000 shares; (2) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; and (3) a lesser number of shares determined by our board of directors. The 2016 Plan provides for granting incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares or performance units to employees, non-employee directors and consultants. We have not issued options or PSUs under the 2016 Plan since the year ended December 31, 2021 and December 31, 2023, respectively.

All options historically granted under the 2010 Plan and the 2016 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. As allowed under the 2016 Plan, there are a few exceptions to this vesting schedule, which permit vesting at different rates or based on achieving performance targets. We use newly issued shares to satisfy option exercises. As of December 31, 2025, we had approximately 4.7 million shares of common stock available for future grants.

Stock Options

The following table summarizes option award activity for the year ended December 31, 2025 (in thousands, except per share data and years):

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31, 2024	787	$26.28	4.24	$93,654
Granted	—	—
Exercised	(349)	24.54
Forfeited or expired	—	—
Outstanding at December 31, 2025	438	27.67	3.65	64,054
Vested and exercisable at December 31, 2025	438	$27.67	3.65	$64,054

The total intrinsic value of options exercised during 2025, 2024 and 2023 was $38.9 million, $85.1 million and $19.1 million, respectively. The total grant date fair value of options vested was immaterial during 2025 and $1.0 million and $3.3 million during 2024 and 2023, respectively.

As of December 31, 2025, there was no unrecognized stock-based compensation cost related to unvested stock options.

Restricted Stock Units

The following table summarizes activity for restricted stock units, or RSUs and MSUs for the year ended December 31, 2025 (in thousands, except per share data):

	Number of Underlying Shares		Weighted-Average Grant Date Fair Value
	RSUs	MSUs	RSUs	MSUs
Outstanding at December 31, 2024	920	239	$111.50	$192.06
Granted	397	105	109.69	156.70
Vested	(459)	(87)	101.19	106.89
Forfeited	(87)	(38)	106.76	200.53
Outstanding at December 31, 2025	771	219	$117.24	$220.35

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

The following table summarizes information related to granted and vested RSUs, PSUs and MSUs (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
RSU weighted-average grant date fair value	$109.69	$134.76	$119.12
MSU weighted-average grant date fair value	156.70	160.32	145.51
PSU weighted-average grant date fair value	$—	$—	$—

Fair market value of RSUs vested	$57,836	$74,358	$64,417
Fair market value of MSUs vested	8,813	9,829	7,219
Fair market value of PSUs vested	$—	$—	$7,261

As of December 31, 2025, our total unrecognized stock-based compensation cost related to unvested MSUs was $23.5 million, which we will recognize over the weighted-average period of 1.3 years. As of December 31, 2025, there was $81.2 million of total unrecognized compensation cost related to unvested RSUs, which we expect to recognize over a weighted-average period of 2.5 years.

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

As of December 31, 2025, the total unrecognized stock-based compensation from the ESPP was $0.3 million, which we will recognize on a straight-line basis over the weighted-average remaining service period of less than one year.

We estimate the fair value of the ESPP grant at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions for the periods presented:

Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.1% - 4.3%	5.0% - 5.3%	5.1% - 5.6%
Expected term	0.5 Years	0.5 Years	0.5 Years
Expected volatility	53.2% - 80.6%	59.9% - 61.6%	64.7% - 85.9%

Note 11. Leases

The following table presents the components of lease expense in our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs(1)
Single lease costs	$3,520	$3,394	$3,486
Variable lease costs	1,431	1,367	1,280
Sublease income	—	—	(165)
Total operating lease costs	$4,951	$4,761	$4,601
(1) Includes short-term lease costs, which are immaterial.

The following table presents supplemental cash flow information related to operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used	$3,652	$4,060	$4,233

The following table presents weighted-average remaining lease term and weighted-average discount rate related to operating leases as of:

	2025	2024
Weighted-average remaining lease term (years)	11.0	2.8
Weighted-average discount rate	7.5%	6.9%

The following table presents future lease payments under operating leases as of December 31, 2025 (in thousands):

Operating Leases
Lease Payments
2026	$2,878
2027	3,894
2028	3,828
2029	3,786
2030	3,279
Thereafter	25,611
Total lease payments	$43,276
Less: Imputed interest	(15,272)
Less: Tenant improvement receivable	(4,692)
Present value of lease liabilities	23,312
Less: Current portion of lease liabilities	776
Lease liabilities, net of current portion	$22,536

As of December 31, 2025, we have excluded from the table above an additional operating lease that has not yet commenced with aggregate rent payments of $2.2 million. This operating lease will commence in 2026 with a lease term of approximately 12 years.

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

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of December 31, 2025 and 2024, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings. Although we believe that resolving these claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.

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

On March 13, 2024, while additional trials were pending in the U.S., we and NXP entered into a settlement agreement, or the Settlement Agreement. Under the Settlement Agreement, NXP paid us a one-time amount of $45.0 million and agreed to make annual license fee payments, if the specified set of Indicator Patents are still in use, on April 1 of each year, effective April 1, 2024. The annual license fee is to increase by a fixed percentage each year after 2024 for the remaining term of the Settlement Agreement. We have no obligation to pay NXP under the Settlement Agreement. We have no obligation to pay NXP under the Settlement Agreement. In the agreement, we and NXP agreed to grant each other non-exclusive, worldwide patent licenses to make, have made, import, use, offer for sale and sell our respective products and services, subject to the terms of the agreement. The Settlement Agreement is to remain in force until all the valid claims of a specified set of Impinj patents, or the Indicator Patents, expire in about 2034. NXP can terminate the Settlement Agreement if it successfully designs out all valid claims of the Indicator Patents.

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

Obligations with Third-Party Manufacturers

We manufacture products with third-party manufacturers. We are committed to purchase $28.2 million of inventory as of December 31, 2025.

Note 13. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranties, enhanced product maintenance and advance payments on NRE services contracts, represents contracted revenue that we have not yet recognized.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$1,968	$1,985
Deferral of revenue	3,689	2,930
Recognition of deferred revenue	(3,176)	(2,947)
Balance at end of period	$2,481	$1,968

During 2025, we recognized $1.8 million revenue which we included in deferred revenue as of December 31, 2024. During 2024, we recognized $1.4 million revenue which we included in deferred revenue as of December 31, 2023.

Note 14. Segment Reporting

We have one reportable and operating segment: the development and sale of our products and services. We identified our reportable segment based on how our chief operating decision-maker, or CODM, manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the CODM and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for plans at components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

Information by Revenue Categories

Our chief executive officer reviews information about our revenue categories, endpoint ICs, including licensing of intellectual property, and systems, the latter defined as reader ICs, readers, gateways, tag production systems and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Endpoint ICs	$299,806	$305,915	$234,426
Systems	61,269	60,172	73,113
Total revenue	$361,075	$366,087	$307,539

Information by Geography

The following table summarizes our long-lived assets, comprising property and equipment, less accumulated depreciation (in thousands):

	December 31, 2025	December 31, 2024
United States	$13,389	$13,255
Malaysia	6,770	9,221
Taiwan	24,909	20,541
Others	5,222	7,593
Total	$50,290	$50,610

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

	Year Ended December 31,
	2025	2024	2023
Americas	$124,944	$110,155	$96,418
Asia Pacific	209,927	209,538	176,409
Europe, Middle East and Africa	26,204	46,394	34,712
Total revenue	$361,075	$366,087	$307,539

Total revenue in the United States, which is included in the Americas, was $75.1 million, $82.9 million and $86.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total revenue in Mexico, which is included in Americas, was $41.3 million for the year ended December 31, 2025. Total revenue in China (and Hong Kong), which is included in Asia Pacific, was $159.2 million, $162.7 million and $128.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. No sales to countries other than the United States, Mexico and China accounted for more than 10% of revenue for the years ended December 31, 2025, 2024 and 2023.

Significant Segment Expenses

As our CODM manages operations on a consolidated basis, consolidated net income as reported in our Statement of Operations is the US GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in our consolidated Statement of Operations.

Note 15. Net Earnings (Loss) per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except for per-share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(10,847)	$40,838	$(43,366)
Denominator:
Weighted average common shares outstanding, basic	29,283	27,953	26,752
Dilutive effect of:
Stock plans	—	1,518	—
Convertible notes	—	—	—
Weighted average common shares outstanding, diluted	29,283	29,471	26,752

Net earnings (loss) per share — basic	$(0.37)	$1.46	$(1.62)
Net earnings (loss) per share — diluted	$(0.37)	$1.39	$(1.62)

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

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	438	—	1,466
RSUs, MSUs and PSUs	990	349	1,252
Employee stock purchase plan shares	—	—	51
2021 Notes	878	2,589	2,589
2025 Notes	711	—	—

Note 16. Related-Party Transactions

On June 23, 2023, we acquired a patent from a related party in which a member of our board of directors holds an executive leadership position. The patent pertains to our endpoint IC products and the acquisition price was $0.3 million. The patent expires on July 17, 2026 and does not have renewal rights. This patent is included in our intangible assets on our consolidated balance sheet as of December 31, 2025.

On December 22, 2025, we signed a goods and services agreement with Microchip Technology Incorporated, of which a member of our board of directors holds both an executive leadership and board of directors position. No transactions have occurred under this agreement as of December 31, 2025.

Note 17. Retirement Plans

In 2001, we adopted a salary deferral 401(k) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service, and allows a matching contribution, subject to certain limitations. We contributed $2.0 million and $1.7 million as matching contributions for the years ended December 31, 2025 and 2024, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2025.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement
Cary Baker, Chief Financial Officer	Rule 10b5-1 Trading Arrangement	December 10, 2025		May 1, 2027	Up to 20,238
Steve Sanghi, Director and Chair	Rule 10b5-1 Trading Arrangement	November 6, 2025		November 6, 2027	Up to 40,200
Meera Rao, Director	Rule 10b5-1 Trading Arrangement	November 12, 2025		October 29, 2027	Up to 4,679

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.

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

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this report is incorporated herein by reference.

		INCORPORATION BY REFERENCE
NUMBER	DESCRIPTION	Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc., adopted as of February 23, 2023	8-K	2/28/2023	3.1

4.1	Description of Impinj, Inc.’s Common Stock

4.2	Specimen Common Stock Certificate of the registrant	S-1/A	7/11/2016	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated July 13, 2012, by and among the registrant and the investors and founders named therein	S-1	6/2/2016	4.2

4.4	Indenture, dated as of November 5, 2021, between Impinj, Inc., and U.S. Bank National Association, as trustee	8-K	11/5/2021	4.6

4.5	Form of 1.125% Convertible Senior Notes due 2027 (included in Exhibit 4.4)	8-K	11/5/2021	4.6

4.6	Indenture, dated as of September 8, 2025, between Impinj, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	9/8/2025	4.1

4.7	Form of 0% Convertible Senior Notes due 2029 (included in Exhibit 4.6)	8-K	9/8/2025	4.2

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	7/11/2016	10.1

10.2+	2000 Stock Plan, as amended	S-1	6/2/2016	10.2

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2000 Stock Plan	S-1	6/2/2016	10.3

10.4+	2010 Equity Incentive Plan, as amended	S-1	6/2/2016	10.4

10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.5

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement permitting early exercise under the 2010 Equity Incentive Plan	S-1	6/2/2016	10.6

10.7+	2016 Equity Incentive Plan	S-1/A	7/11/2016	10.7

10.8+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	7/11/2016	10.8

10.9+	2016 Employee Stock Purchase Plan	S-1/A	7/11/2016	10.9

10.10+	Amended and Restated Diorio Employment Agreement, dated December 19, 2008, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.12

10.11+	First Amendment to Diorio Employment Agreement, dated February 20, 2009, between the registrant and Chris Diorio, Ph.D.	S-1	6/2/2016	10.13

10.12+	Offer Letter, dated January 6, 2020, between the registrant and Cary Baker	10-K	3/2/2020	10.14

10.13	Office Lease, dated December 10, 2014, by and between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21

10.14A	First Amendment to Lease, dated July 31, 2015, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21A

10.14B	Second Amendment to Lease, dated March 4, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21B

10.14C	Third Amendment to Lease, dated March 28, 2016, between the registrant and 400 Fairview LLC	S-1	6/2/2016	10.21C

10.15	Office Lease, dated November 17, 2004, between the registrant and Bedford Property Investors, Inc., as amended by the First Amendment to Lease, dated July 21, 2006, by and between the registrant and Fremont Lake Union Center LLC and the Second Amendment to Lease, dated December 11, 2009, by and between the registrant and Fremont Lake Union Center LLC	S-1	6/2/2016	10.22

10.16†	License Agreement, dated July 3, 2008, between the registrant and Intel Corporation	10-Q	10/28/2020	10.1

10.17†	Purchase Agreement—Services Phase 2, dated December 23, 2009, by and between the registrant and Intel Corporation	10-Q	10/28/2020	10.2

10.18†	Amendment No. 1 to Purchase Agreement—Services Phase 2, dated March 26, 2010, between the registrant and Intel Corporation	10-Q	10/28/2020	10.3

10.19†	Amendment No. 2 to Purchase Agreement—Services Phase 2, dated April 20, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.4

10.20†	Amendment No. 3 to Purchase Agreement—Services Phase 2, dated November 15, 2011, between the registrant and Intel Corporation	10-Q	10/28/2020	10.5

10.21†	Amendment No. 4 to Purchase Agreement—Services Phase 2, dated April 25, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.6

10.22†	Amendment No. 5 to Purchase Agreement—Services Phase 2, dated June 12, 2013, between the registrant and Intel Corporation	10-Q	10/28/2020	10.7

10.23+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	10-Q	8/14/2017	10.1
10.24	Letter Agreement, dated as of June 20, 2018, among Impinj, Inc., Sylebra HK Company Limited, Sylebra Capital Management and Daniel P. Gibson	8-K	6/26/2018	10.1
10.25+	Executive Employment Agreement, dated April 28, 2017, between the registrant and Jeff Dossett	10-K	2/28/2020	10.32
10.26	Form of Capped Call Transaction Confirmation	8-K	12/16/2019	10.1
10.27+	Impinj, Inc. Amended and Restated Outside Director Compensation Policy, as amended May 26, 2022	10-Q	7/27/2022	10.1
10.28+	Executive Employment Agreement, dated November 13, 2018 between the registrant and Hussein Mecklai	10-K	2/13/2023	10.28
10.29+ ††	Executive Employment and Arbitration Agreement dated December 29, 2022 between the registrant and Cathal Phelan	10-K	2/13/2023	10.29

10.30†	Settlement and Patent Cross-License Agreement, dated as of March 13, 2024, by and among Impinj, Inc., NXP Semiconductors N.V. and NXP USA, Inc.	10-Q	4/24/2024	10.1

10.31+	Separation and Release of Claims Agreement, dated February 24, 2025, between the registrant and Jeff Dossett	10-Q	4/23/2025	10.1

10.32+	Separation and Release of Claims Agreement, dated May 30, 2025, between the registrant and Hussein Mecklai	10-Q	7/30/2025	10.1

10.33	Form of Capped Call Transaction Confirmation	8-K	9/5/2025	10.1

10.34	Fifth Amendment to Lease, dated December 10, 2014, between the registrant and 400 Fairview LLC

10.35+	Second Amendment to Diorio Employment Agreement, dated December 19, 2025, between the registrant and Chris Diorio, Ph.D.

10.36+	Executive Change in Control and Severance Policy

19.1	Impinj, Inc. Insider Trading Policy

21.1	Subsidiaries of the registrant	S-1	6/2/2016	21.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained on signature page)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

97.1	Impinj, Inc. Amended and Restated Compensation Recovery Policy	10-K	2/12/2024	97.1

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+	Indicates management contract or compensatory plan, contract or arrangement.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated

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

Impinj, Inc.

Date: February 9, 2026	By:	/s/ Cary Baker
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

Name	Title	Date

/s/Chris Diorio	Chief Executive Officer and Vice Chair (Principal Executive Officer)	February 9, 2026
Chris Diorio, Ph.D.

/s/ Cary Baker	Chief Financial Officer	February 9, 2026
Cary Baker	(Principal Financial and Accounting Officer)

/s/ Steve Sanghi	Chair	February 9, 2026
Steve Sanghi

/s/ Daniel Gibson	Director	February 9, 2026
Daniel Gibson

/s/ Umesh Padval	Director	February 9, 2026
Umesh Padval
/s/ Meera Rao	Director	February 9, 2026
Meera Rao

/s/ Arthur Valdez, Jr.	Director	February 9, 2026
Arthur Valdez, Jr.

/s/ Miron Washington	Director	February 9, 2026
Miron Washington