Form 10-Q
period 2026-03-31
IMPINJ INC
filed 2026-04-29
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 17, 2026, 30,459,185 shares of common stock were outstanding.

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
•
our ability to develop and sell enterprise solutions at scale is nascent;
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
•
geopolitical disruptions could impact our product supply, ability to sell and/or customer or market demand;
•
our principal stockholders and management beneficially own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $190.0 million aggregate principal amount 0% convertible senior notes due 2029, or the 2025 Notes and $57.3 million aggregate principal amount 1.125% convertible senior notes due 2027, or the 2021 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$32,295	$48,206
Short-term investments	99,544	127,130
Accounts receivable, net	72,354	70,785
Inventory	86,300	84,961
Prepaid expenses and other current assets	8,545	8,135
Total current assets	299,038	339,217
Long-term investments	103,385	103,766
Property and equipment, net	49,672	50,290
Intangible assets, net	8,815	9,501
Operating lease right-of-use assets	20,500	20,896
Other non-current assets	671	795
Goodwill	20,443	20,721
Total assets	$502,524	$545,186
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$15,442	$13,614
Accrued compensation and employee related benefits	10,827	9,936
Accrued and other current liabilities	3,352	3,664
Current portion of operating lease liabilities	1,521	776
Current portion of long-term debt	—	96,745
Current portion of deferred revenue	1,358	1,791
Total current liabilities	32,500	126,526
Long-term debt	241,470	184,141
Operating lease liabilities, net of current portion	22,078	22,536
Deferred tax liabilities, net	1,929	2,062
Deferred revenue, net of current portion	641	690
Total liabilities	298,618	335,955
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 30,459 and 30,222 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	30	30
Additional paid-in capital	627,840	606,852
Accumulated other comprehensive income	1,457	2,509
Accumulated deficit	(425,421)	(400,160)
Total stockholders' equity	203,906	209,231
Total liabilities and stockholders' equity	$502,524	$545,186

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$74,250	$74,277
Cost of revenue	37,791	37,596
Gross profit	36,459	36,681
Operating expenses:
Research and development	28,724	25,314
Sales and marketing	9,757	8,055
General and administrative	12,609	12,396
Amortization of intangibles	537	485
Total operating expenses	51,627	46,250
Loss from operations	(15,168)	(9,569)
Other income, net	2,666	2,060
Induced conversion expense	(11,938)	—
Interest expense	(773)	(1,223)
Loss before income taxes	(25,213)	(8,732)
Income tax benefit (expense)	(48)	281
Net loss	$(25,261)	$(8,451)

Net loss per share — basic	$(0.83)	$(0.30)
Net loss per share — diluted	$(0.83)	$(0.30)
Weighted-average shares outstanding — basic	30,292	28,639
Weighted-average shares outstanding — diluted	30,292	28,639

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(25,261)	$(8,451)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(586)	394
Foreign currency translation adjustment	(466)	1,175
Total other comprehensive income (loss)	(1,052)	1,569
Comprehensive loss	$(26,313)	$(6,882)

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(25,261)	$(8,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,845	3,521
Stock-based compensation	14,691	12,522
Accretion of discount or amortization of premium on investments	(188)	(590)
Amortization of debt issuance costs	517	414
Induced conversion expense related to convertible notes	11,938	—
Deferred tax expense	(103)	(93)
Changes in operating assets and liabilities:
Accounts receivable	(1,601)	(220)
Inventory	(1,355)	896
Prepaid expenses and other assets	(202)	870
Accounts payable	1,402	(6,623)
Accrued compensation and employee related benefits	913	(13,401)
Accrued and other liabilities	(832)	405
Operating lease right-of-use assets	390	653
Operating lease liabilities	292	(887)
Deferred revenue	(466)	(159)
Net cash provided by (used in) operating activities	3,980	(11,143)
Investing activities:
Purchases of investments	(21,223)	(25,910)
Proceeds from maturities of investments	48,700	49,000
Purchases of property and equipment	(1,747)	(1,863)
Net cash provided by investing activities	25,730	21,227
Financing activities:
Payment of 2021 Notes	(47,031)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,010	5,847
Payments of taxes on restricted stock units	(1,553)	(787)
Net cash provided by (used in) financing activities	(45,574)	5,060
Effect of exchange rate changes on cash and cash equivalents	(47)	120
Net increase (decrease) in cash and cash equivalents	(15,911)	15,264
Cash and cash equivalents
Beginning of period	48,206	46,053
End of period	$32,295	$61,317

Supplemental disclosure of cashflow information:
Cash paid for interest	152	—
Purchases of property and equipment not yet paid	1,403	940

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	30,222	$30	$606,852	$(400,160)	$2,509	$209,231
Issuance of common stock	237	—	3,010	—	—	3,010
Stock-based compensation	—	—	14,691	—	—	14,691
RSU tax withholding	—	—	(1,553)	—	—	(1,553)
Induced conversion on 2021 Notes (Note 7)			4,840			4,840
Net loss	—	—	—	(25,261)	—	(25,261)
Other comprehensive loss	—	—	—	—	(1,052)	(1,052)
Balance at March 31, 2026	30,459	$30	$627,840	$(425,421)	$1,457	$203,906

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	423		5,847	—	—	5,847
Stock-based compensation	—	—	12,522	—	—	12,522
RSU tax withholding	—	—	(787)	—	—	(787)
Net loss	—	—	—	(8,451)	—	(8,451)
Other comprehensive income	—	—	—	—	1,569	1,569
Balance at March 31, 2025	28,927	$29	$558,672	$(397,764)	$(373)	$160,564

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include Impinj, Inc. and its wholly owned subsidiaries. We have eliminated intercompany balances and transactions in consolidation. We have prepared these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 included in Impinj, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 9, 2026.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, comprising normal recurring adjustments, necessary to state fairly our financial position, results of operations and our cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full year or for any other future period.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements, as well as the reported revenue and expenses during the periods presented. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, sales incentives, the fair value of assets acquired, liabilities assumed, contingent consideration in business combinations, inventory excess and obsolescence and income taxes. To the extent there are material differences between our estimates, judgments or assumptions and our actual results, our financial statements will be affected.

Recently Adopted Accounting Standards

In December 2023, the FASB released Accounting Standard Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the financial statements. The standard is effective for fiscal years beginning after December 31, 2024. We adopted ASU 2023-09 on January 1, 2025 using the retrospective transition method. We have adjusted the financial statements to reflect the application of the new accounting guidance for all periods presented (See Note 7 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025).

In November 2024, the FASB released ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20), which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The standard is effective for fiscal years beginning after December 31, 2025, and early adoption is permitted. We early adopted ASU 2024-04 on January 1, 2025, using the prospective transition approach. As a result of our adoption, we accounted for the exchange of the 2021 Notes in September 2025 described below, as an induced conversion. See Note 7 for additional details of this exchange transaction.

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

We did not have any financial assets or liabilities in Level 3 as of March 31, 2026 or December 31, 2025.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,022	$—	$1,022	$21,209	$—	$21,209
Total cash equivalents	1,022	—	1,022	21,209	—	21,209
Short-term investments:
U.S. Government agency securities	—	7,480	7,480	—	7,480	7,480
U.S. Treasury securities	—	15,864	15,864	—	25,390	25,390
Corporate notes and bonds	—	65,805	65,805	—	67,962	67,962
Commercial paper	—	10,395	10,395	—	26,298	26,298
Total short-term investments	—	99,544	99,544	—	127,130	127,130
Long-term investments:
U.S. Government agency securities	—	5,850	5,850	—	6,851	6,851
Corporate notes and bonds	—	97,535	97,535	—	96,915	96,915
Total long-term investments	—	103,385	103,385	—	103,766	103,766
Total	$1,022	$202,929	$203,951	$21,209	$230,896	$252,105

We expect short-term investments to mature within 1 year and long-term investments within 1 to 3 years of the reporting date.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	March 31, 2026
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,022	$—	$—	$1,022
U.S. Government agency securities	13,344	—	(14)	13,330
U.S. Treasury securities	15,864	3	(3)	15,864
Corporate notes and bonds	163,580	124	(364)	163,340
Commercial paper	10,396	2	(3)	10,395
Total	$204,206	$129	$(384)	$203,951

	December 31, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$21,209	$—	$—	$21,209
U.S. Government agency securities	14,339	2	(10)	14,331
U.S. Treasury securities	25,378	17	(5)	25,390
Corporate notes and bonds	164,563	383	(69)	164,877
Commercial paper	26,285	14	(1)	26,298
Total	$251,774	$416	$(85)	$252,105

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $150.3 million and $0.4 million in unrealized losses as of March 31, 2026, and an estimated fair value of $74.9 million and $0.1 million in unrealized losses as of December 31, 2025. There were no marketable securities in a continuous loss position for greater than 12 months as of March 31, 2026. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $8.5 million and immaterial unrealized losses as of December 31, 2025.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$25,303	$19,721
Work-in-process	26,418	24,648
Finished goods	34,579	40,592
Total inventory	$86,300	$84,961

Note 4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of March 31, 2026 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$20,721	$18,723
Foreign currency translation adjustment	(278)	654
Total	$20,443	$19,377

As of March 31, 2026, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Developed Technology	7.25	$13,640	$(5,644)	$7,996
Patent	3	$250	$(226)	24
Tradename	8	$1,272	$(477)	795
Total definite-lived intangible assets (1)		$15,162	$(6,347)	$8,815
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. Amortization of intangible assets was $0.5 million for the three months ended March 31, 2026 and $0.5 million for the three months ended March 31, 2025.

As of March 31, 2026, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2026	1,555
2027	2,040
2028	2,040
2029	2,040
2030	1,100
Thereafter	40
Total	$8,815

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units, or RSUs, with a service condition, and RSUs with market and service conditions, or MSUs.

The following table summarizes activity for RSUs and MSUs for the three months ended March 31, 2026 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2025	771	219
Granted	414	94
Vested	(137)	(60)
Forfeited	(23)	(3)
Outstanding at March 31, 2026	1,025	250

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$387	$526
Research and development expense	7,173	7,019
Sales and marketing expense	2,368	270
General and administrative expense	4,763	4,707
Total stock-based compensation expense	$14,691	$12,522

Note 6. Commitments and Contingencies

For information on our commitments and contingencies, see Note 12 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our commitments and contingencies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for “Obligations with Third Parties” and “Litigation” as discussed below.

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $33.9 million of inventory as of March 31, 2026.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of March 31, 2026 and December 31, 2025, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

Patent Infringement Claims and Counterclaims

Impinj Patent Infringement Claims Against NXP

From 2019 to 2023, we engaged in active patent litigation against our primary endpoint IC competitor, NXP Semiconductors N.V., or NXP. During this time, we filed three patent infringement lawsuits against subsidiaries of NXP in federal courts in California and Texas, and in response NXP filed lawsuits against us in the U.S. and our subsidiary in China.

In three U.S. trials held in 2023, juries in California and Texas returned verdicts that NXP endpoint ICs infringed five of our patents that made it to trial, and juries in Washington and Texas ruled that we did not infringe any of the three patents NXP accused us in court of infringing.

On March 13, 2024, while additional trials were pending in the U.S., we and NXP entered into a settlement agreement, or the Settlement Agreement. Subject to the terms of the Settlement Agreement, we and NXP granted each other non-exclusive, worldwide patent licenses to make, have made, import, use, offer for sale and sell our respective products and services. NXP agreed to pay us a one-time amount of $45.0 million and agreed to make annual license fee payments until a specified set of Indicator Patents expire (in about 2034) or until NXP earlier terminates the agreement. NXP can terminate the license on any April 1 during the term of the agreement if by that date it has successfully designed out all valid claims of the Indicator Patents. The annual license fee is to increase by a fixed percentage each year after 2024 for the remaining term of the Settlement Agreement. We have no obligation to pay NXP under the Settlement Agreement.

We will recognize the license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year until the Settlement Agreement terminates.

Note 7. Long-term debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027, or the 2021 Notes, and in September 2025, we issued $190.0 million aggregate principal amount of convertible promissory notes due September 15, 2029, or the 2025 Notes, and collectively, the Notes.

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	March 31, 2026			December 31, 2025
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$57,302	$(363)	$56,939	$97,498	$(753)	$96,745
2025 Notes	190,000	(5,469)	184,531	190,000	(5,859)	184,141
Total Debt	$247,302	$(5,832)	$241,470	$287,498	$(6,612)	$280,886
Short-term Debt	—	—	—	97,498	(753)	96,745
Long-term Debt	$247,302	$(5,832)	$241,470	190,000	(5,859)	184,141

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	0.5
2025 Notes	September 15, 2029	0%	N/A	0.84%	N/A	3.7398	$267.39	0.7

The Notes are senior unsecured obligations and do not contain any financial covenants. Each series of Notes is governed by an indenture (collectively, the “Indentures”). The 2025 Notes do not bear regular interest and the principal amount of the 2025 Notes does not accrete. The total net proceeds from the 2021 Notes and the 2025 Notes, after deducting initial debt issuance costs, fees and expenses, were $278.4 million and $183.6 million, respectively. We used approximately $183.6 million of the 2021 Notes net proceeds, excluding accrued interest, to repurchase approximately $76.4 million aggregate principal amount of convertible notes due 2026, or the 2019 Notes, through individual privately negotiated transactions concurrent with us offering the 2021 Notes. We used approximately $17.6 million, excluding accrued interest, to repurchase the remaining $9.9 million aggregate principal amount of the 2019 Notes in June 2022. We used the remainder of the net proceeds from the 2021 Notes for general corporate purposes. We used the 2025 Notes net proceeds, and cash on hand to exchange $190.0 million aggregate principal amount of the 2021 Notes for approximately $190.0 million in cash, representing the principal amount exchanged, and approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon, in privately negotiated transactions concurrently with the 2025 Notes offering.

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

None of the circumstances in the above paragraphs were met during the three months ended March 31, 2026.

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

Accounting for the Notes

We account for each series of Notes as a single liability measured at its amortized cost. We presented the unamortized issuance costs as a direct deduction from the face amount of the Notes. We amortize the issuance costs to interest expense over the respective term of each series of Notes using the effective interest rate method.

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	2025 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	$389	$127	$414
Cash interest expense	—	257	809
Total interest expense	$389	$384	$1,223

Accrued interest related to the 2021 Notes as of March 31, 2026 and December 31, 2025 was $0.2 million and $0.1 million, respectively. There is no accrued interest for the 2025 Notes. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $69.4 million and $159.1 million as of March 31, 2026 and December 31, 2025, respectively, which we determined through consideration of quoted market prices. We estimate the fair value of the 2025 Notes to be $164.5 million and $195.6 million as of March 31, 2026 and December 31, 2025, respectively, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

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

The capped call transactions we entered into in connection with the 2019 Notes remain outstanding even though we have repurchased the 2019 Notes, to reduce the potential dilution of the remaining 2021 Notes. The initial cap price of these capped call transactions is $54.20 per share, subject to certain adjustments under the terms of these capped call transactions. These capped call transactions expire over 40 consecutive scheduled trading days ending on December 11, 2026.

The initial cap price of the capped call transactions, entered into in connection with the 2025 Notes, is $340.32 per share, subject to certain adjustments under the terms of these capped call transactions. These capped call transactions expire on September 15, 2029. We recorded the cost of $11.2 million incurred in connection with the 2025 capped call as a reduction to additional paid-in capital.

The capped call transactions are separate transactions, and not part of the terms of the 2019 Notes or the 2025 Notes. These transactions meet the criteria for classification in equity, are not accounted for as derivatives and are not remeasured each reporting period.

Partial Exchange of the 2021 Notes

In September 2025, we entered into privately-negotiated exchanges with certain holders of our outstanding 2021 Notes with respect to the exchange of $190.0 million principal amount of the 2021 Notes, or the 2021 Note Exchange. We accounted for the 2021 Note Exchange transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), as amended for ASU 2024-04, or ASC 470-20, as amended, which we early adopted on January 1, 2025, using the prospective transition approach. In connection with the induced conversion, we paid approximately $190.0 million in cash, representing the principal amount exchanged, issued approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $15.0 million in induced conversion expense, which is included in the Consolidated Statements of Operations. We did not receive any cash proceeds from issuing the shares of common stock but recognized additional paid-in-capital of $13.1 million representing the induced conversion expense, net of approximately $2.0 million of unamortized debt issuance costs related to the converted 2021 Notes.

Partial Repurchase of the 2021 Notes

In March 2026, we entered into separate, privately-negotiated repurchase agreements with certain holders of our outstanding 2021 Notes to repurchase approximately $40.2 million principal amount of the 2021 Notes, or the 2021 Note Repurchase. We accounted for the 2021 Note Repurchase as an induced conversion in accordance with ASC 470-20, as amended. In connection with the induced conversion, we paid approximately $47.2 million in cash (including accrued and unpaid interest). As a result of the induced conversion, we recorded $11.9 million in induced conversion expense, which is included in the Condensed Consolidated Statements of Operations. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Notes. We accounted for the remaining cash consideration under the original terms of the 2021 Notes under the general conversion accounting guidance, where the difference between the carrying amount of the 2021 Notes retired, including unamortized debt issuance costs of $0.3 million, and the cash consideration paid, was recorded in additional paid-in capital.

Note 8. Net Loss Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(25,261)	$(8,451)
Denominator:
Weighted average common shares outstanding, basic	30,292	28,639
Dilutive effect of:
Stock plans	—	—
Convertible notes	—	—
Weighted average common shares outstanding, diluted	30,292	28,639

Net loss per share — basic	$(0.83)	$(0.30)
Net loss per share — diluted	$(0.83)	$(0.30)

Basic net loss per share is calculated using our net loss and our weighted average outstanding common shares.

Diluted net loss per share is calculated using our net loss attributable to common stockholders with interest charges applicable to our convertible debt added back under the if converted method, if dilutive, and our weighted average outstanding common shares including the dilutive effect of stock awards and employee stock purchase plan shares as determined under the treasury stock method and of our convertible notes using the if converted method, if dilutive. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our convertible notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net loss per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three months ended March 31,
	2026	2025
Stock options	404	632
RSUs, MSUs and PSUs	1,275	1,164
Employee stock purchase plan shares	19	18
2021 Notes	516	2,589
2025 Notes	711	—

Note 9. Segment Information

We have one reportable and operating segment: Developing and selling our RAIN products and services. We identified our operating segment based on how our chief operating decision-maker, or CODM, manages our business, makes operating decisions and evaluates our operating performance. Our chief executive officer acts as the CODM and reviews financial and operational information on an entity-wide basis. Accordingly, we have determined we have a single reportable and operating segment.

Our CODM reviews information about our revenue categories: Endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, tag production systems and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Endpoint ICs	$63,209	$61,218
Systems	11,041	13,059
Total revenue	$74,250	$74,277

Significant Segment Expenses

As our CODM manages operations on a consolidated basis, consolidated net loss as reported in our Statement of Operations is the GAAP measure that we use to make operating decisions and evaluate operating performance. The significant expense categories which we use to manage operations are those reflected in our Condensed Consolidated Statement of Operations.

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering, or NRE, services contracts, represents contracted revenue that has not yet been recognized. We recognized $0.8 million of revenue related to amounts included in deferred revenue as of December 31, 2025 for the three months ended March 31, 2026. We recognized $0.6 million of revenue related to amounts included in deferred revenue as of December 31, 2024 for the three months ended March 31, 2025.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$2,481	$1,968
Deferral of revenue	304	505
Recognition of deferred revenue	(786)	(617)
Balance at end of period	$1,999	$1,856

Note 11. Related-Party Transactions

On December 22, 2025, we signed a goods and services agreement with Microchip Technology Incorporated, of which a member of our board of directors holds both an executive leadership and board of directors position. As of March 31, 2026, we have prepaid $2.0 million for goods and services related to this agreement. No amounts have been recorded in the Condensed Consolidated Statements of Operations.

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
•
the impact of tariffs, trade measures, geopolitical, inflationary and other macroeconomic conditions;
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

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon radios, reading systems, tag production systems and intellectual property. We also offer software and cloud services, and while nascent from a standalone revenue perspective, they enable our other product offerings and we intend to expand them as a part of our growth strategy. We sell two types of silicon radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. These ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in embedded or finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our reading systems comprise high-performance finished readers and gateways used primarily in autonomous reading solutions. Our tag production systems enable partner products and facilitate enterprise deployments. Our software and cloud service offerings focus on solutions enablement, particularly for key enterprise customers.

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

Factors Affecting Our Performance

Macroeconomic Factors

We are subject to impacts from the evolving macroeconomic environment, including uncertainty and volatility in trade measures and tariffs, as well as military conflicts or blockades, inflation and geopolitical tensions. Because most of our revenue derives from endpoint ICs that our partners embed into or onto items, to the extent that those items are impacted, positively or negatively, by trade measures, tariffs and inflation, we are impacted as well. While the impact that recent trade measures, military conflicts or blockades, inflation and geopolitical tensions will have on our business and financial results is difficult to predict, they could negatively affect our business and financial results. We continue to monitor the broader impacts of these measures on our business, our supply chain and our results of operations. See risk factors “Changes in global trade policies could have a material adverse effect on us.” and “Instability or deterioration in the political, legal, social, business or economic conditions in the U.S. or in key jurisdictions could harm our business.” in Part II, Item 1A. of this report for further information.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. We did not have comparable project-based revenue in 2020. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. While we continue generating project-based revenue, we did not see it at a comparable percentage in 2022 to 2025, or in the first quarter of fiscal year 2026.

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

We saw these seasonal trends in second-half 2024 and in 2025. We expect continued quarter-to-quarter revenue and gross margin variability due to macroeconomic conditions, program-launch timing and our ability to migrate OEMs and end users to newer, lower cost products. These factors, among others, may impact seasonal trends.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Revenue	$74,250	$74,277	$(27)
Gross profit	$36,459	$36,681	$(222)
Gross margin	49.1%	49.4%	(0.3)%
Loss from operations	$(15,168)	$(9,569)	$(5,599)

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Revenue and gross profit decreased, due primarily to decreased systems revenue partially offset by higher endpoint IC revenue. The systems revenue decrease was driven primarily by decreased shipment volumes while the endpoint IC revenue increase was driven primarily by increased shipment volumes. Gross margin decreased due to high indirect costs in the period partially offset by higher endpoint IC gross margin due to product mix. Loss from operations increased, due primarily to decreased revenue and increased operating expenses. The operating expense increase was due primarily to higher research and development and sales and marketing costs.

Revenue

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Endpoint ICs	$63,209	$61,218	$1,991
Systems	11,041	13,059	(2,018)
Total revenue	$74,250	$74,277	$(27)

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

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Endpoint IC revenue increased $2.0 million, due to a $7.9 million increase in shipment volumes offset by a $5.9 million decrease from lower ASP due to product mix and new customer pricing that went into effect at the beginning of the year.

Systems revenue decreased $2.0 million due primarily to a decrease in shipment volumes. Reader IC revenue decreased $2.6 million and gateway revenue decreased $1.1 million. These decreases were partially offset by an increase of $0.8 million in reader revenue and $0.6 million in tag production systems revenue.

Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Cost of revenue	$37,791	$37,596	$195
Gross profit	36,459	36,681	(222)
Gross margin	49.1%	49.4%	(0.3)%

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

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Gross profit and gross margin decreased, due primarily to higher indirect costs in the current year compared to the prior-year period and revenue mix, partially offset by higher endpoint IC gross margin due to product mix.

Operating Expenses

Research and Development

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Research and development	$28,724	$25,314	$3,410

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

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Research and development expense increased $3.4 million, due primarily to increases of $2.6 million in personnel expenses due to higher headcount, an increase of $0.6 million in infrastructure costs and an increase of $0.2 million in stock-based compensation expense, primarily related to increased outstanding equity grants.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Sales and marketing	$9,757	$8,055	$1,702

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Sales and marketing expense increased $1.7 million, due primarily to an increase of $2.1 million in stock-based compensation expense related to lower expense in the prior-year period from the retirement of our Chief Revenue Officer. This increase is partially offset by a decrease of $0.4 million in personnel expenses.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
General and administrative	$12,609	$12,396	$213

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

Three months ended March 31, 2026 compared with three months ended March 31, 2025

General and administrative expense was comparable for the periods.

Amortization of Intangibles

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Amortization of intangibles	$537	$485	$52

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Amortization of intangibles was comparable for the periods.

Other Income, Net

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Other income, net	$2,666	$2,060	$606

Other income, net, comprises primarily interest income on our short-term investments.

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Other income, net, increased $0.6 million, due to increased interest income given higher invested balances.

Induced Conversion Expense

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Induced conversion expense	$11,938	$—	$11,938

Three months ended March 31, 2026 compared with three months ended March 31, 2025

In March 2026, we completed a privately negotiated induced conversion of $40.2 million principal amount of the 2021 Notes. We accounted for the 2021 Note Repurchase as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) as amended for ASU 2024-04. As a result of the induced conversion, we recorded $11.9 million in induced conversion expense, which is included in the Condensed Consolidated Statements of Operations. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Notes. See Note 7 to our Condensed Consolidated financial statements included elsewhere in this report for further information.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Interest expense	$773	$1,223	$(450)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Interest expense decreased by $0.5 million, due primarily to decreased interest on our convertible debt, primarily from the 2021 Note Exchange transaction, which was completed in September 2025.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Income tax benefit (expense)	$(48)	$281	$(329)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense increased $0.3 million for the three months ended March 31, 2026, compared to the prior-year period, due to changes in effective tax rates for each period.

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

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $131.8 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of March 31, 2026, we had working capital of $266.5 million.

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

2021 Notes

In November 2021, we issued convertible notes due 2027 in an aggregate principal amount of $287.5 million, or the 2021 Notes. The 2021 Notes are our senior unsecured obligation, bearing interest at a fixed rate of 1.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2022. The 2021 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, and will mature on May 15, 2027 unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture governing the 2021 Notes. The net proceeds from the 2021 Notes were approximately $278.4 million after initial debt issuance costs, fees and expenses.

In September 2025, we completed the 2021 Note Exchange, and in March 2026, we completed the 2021 Note Repurchase. We accounted for the 2021 Note Exchange and the 2021 Note Repurchase as induced conversions in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) and in accordance with ASU 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments, which we early adopted as of January 1, 2025. Refer to below discussion of 2025 Notes for further information.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$3,980	$(11,143)
Net cash provided by investing activities	25,730	21,227
Net cash provided by (used in) financing activities	(45,574)	5,060

Operating Cash Flows

For the three months ended March 31, 2026, we generated $4.0 million of net cash proceeds from operating activities. These net cash proceeds were due primarily to $5.4 million of net income adjusted for non-cash items, partially offset by a $1.5 million decrease in working capital due primarily to higher inventory and accounts receivable, partially offset by higher accounts payable.

Investing Cash Flows

For the three months ended March 31, 2026, we generated $25.7 million of net cash proceeds from investing activities. These net cash proceeds were due to investment maturities of $48.7 million, partially offset by investment purchases of $21.2 million and equipment purchases of $1.7 million.

Financing Cash Flows

For the three months ended March 31, 2026, we used $45.6 million of net cash from financing activities to purchase a portion of our 2021 Notes for $47.0 million and pay $1.6 million in taxes to cover RSU vesting, partially offset by proceeds of $3.0 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of March 31, 2026, the principal balance outstanding on the 2021 Notes and 2025 Notes is $57.3 million and $190.0 million, respectively. Refer to Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this report for maturity date, stated interest rate and additional information on the Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase Commitments – Purchase commitments as of March 31, 2026 total $41.7 million and consist primarily of noncancelable commitments to purchase inventory.

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

Critical Accounting Policies and Significant Estimates

We have prepared our Condensed Consolidated Financial Statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates and assumptions. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We had cash, cash equivalents and short-term investments of $131.8 million as of March 31, 2026. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We are subject to risks associated with transactions that are denominated in currencies other than our functional currency and the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of our reporting process. The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income, net, on the Condensed Consolidated Statements of Operations. Our Voyantic subsidiary uses Euros as their functional currency, which results in a translation adjustment that we include as a component of accumulated other comprehensive income. For any of the periods presented, we did not have material impact from exposure to foreign currency fluctuation. As we grow operations, our exposure to foreign currency risk will likely become more significant.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2026.

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

Our financial performance depends on the pace of end-user RAIN adoption in key markets, such as retail apparel (our largest market), retail general merchandise, SC&L and food. Although RAIN has been adopted to some degree by end users in those markets, those end users as well as the markets themselves are subject to business cycles and macroeconomic trends. Continued RAIN adoption by those end users and in those markets may be at risk if and when negative business, geopolitical or economic conditions arise.

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

Our ability to develop and sell enterprise solutions at scale is nascent.

We are still developing our ability to build and sell enterprise solutions. If we do not succeed in identifying, developing, selling, deploying and maintaining enterprise solutions with top-tier partners and key end users across various markets and use cases, then our business prospects will suffer.

We have developed, and continue developing, solutions for retail self-checkout and loss prevention and SC&L package routing that have been, or that we expect to be, deployed by industry-leading enterprise end users. We have also launched features in Gen2X that we believe will improve our ability to deliver cost-effective enterprise solutions. If we do not make our offerings repeatable across multiple enterprises and in various market segments, we may fail to capitalize on our platform’s potential. We may not gain access to and address challenging new use cases, such as health and beauty, cosmetics, pharmaceuticals and food if we do not succeed in developing relationships with top-tier solution partners who know about and believe in our solutions.

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

We derive, and expect to continue to derive for some time, most of our revenue from our endpoint ICs. If demand declines, or if we are unable to procure enough wafers to meet the demand we have, or if we are unable to raise prices to offset cost increases, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our endpoint ICs derives in part from us demonstrating their benefits using our platform. If we fail to establish those benefits then we may be unsuccessful in countering competitive endpoint IC price pressures and our business and operating results could be adversely affected.

We compete aggressively in the endpoint IC market, and we have grown our endpoint IC volumes as the market itself has grown. Whereas we believe the endpoint IC market and our opportunity will continue growing, the fact that our historically largest market segment, retail apparel, is now in mainstream adoption means significant new growth will be increasingly reliant on new market segments or product categories such as SC&L, retail general merchandise and food. Increasing our market share is also key to our endpoint IC volume growth. Our ability to consistently grow our endpoint IC volumes, particularly on a year-over-year basis, is not assured, and any failure to do so could negatively affect our financial results and stock price.

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

Though less common, we have also increased prices from time to time, especially during times of increasing wafer and/or post-processing costs. For example, we raised prices in 2021, 2022 and 2023 to accommodate higher costs. We may be required to raise prices again if macroeconomic conditions, including inflation, or other causes, such as geopolitical instability, create upward pressure on our product costs. Higher prices could reduce our market share and/or dampen adoption and market growth.

Pricing commitments and other restrictive provisions in our customer agreements could adversely affect our operating results.

In the ordinary course of our business, we enter into agreements containing pricing terms that could, in some instances, adversely affect our operating results and gross margins. For example, some contracts specify future reader or gateway pricing or contain most-favored-customer pricing for certain products. Other agreements may contain exclusivity terms that prevent us from pursuing certain business with other customers during the exclusivity period. Reducing prices or offering favorable terms to one customer could adversely affect our ability to negotiate favorable terms with other customers.

Changes in our product mix could adversely affect our overall gross margin.

Our overall product gross margins are affected by product mix, which can fluctuate based on supply and demand, competitive pressures and end-user needs and demand. Endpoint IC sales comprise and likely will continue to comprise the majority of our product revenue. For the most part, our endpoint ICs have historically had lower gross margins than our systems products. A shift in sales mix away from our higher margin products to lower margin products, either within our endpoint IC product portfolio or between our systems business and our endpoint ICs, or a change in product costs, could negatively affect our overall gross margins.

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

A successful end-user deployment requires not only tags, readers or gateways and operating software, but RAIN integration with information systems and applications that create business value from the RAIN data. Unless end users have access to effective analytical tools that extract business value, and enable their information systems to use these tools, RAIN deployments could stall. Our efforts to foster development and deployment of these tools could fail. In addition, our guidance to business-analytics providers for integrating our products with their tools could prove ineffective.

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

Technology developments may affect our business negatively. Breakthroughs in legacy RFID or markets, including those using low- or high-frequency RFID, or in other radio technologies such as Bluetooth, UWB, LoRa or others, could adversely affect RAIN market growth and demand for our products. Likewise, new technologies may enable lower-cost ICs than our products. If we are unable to innovate using new or enhanced technologies or are slow to react to changes in existing technologies or in the market, or if we have difficulty competing with advances in new or legacy technologies, then our development of new or enhanced products could be impacted and result in product obsolescence, decreased revenue and reduced market share.

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

We and other RAIN providers and end users, as well as other Lower 900 MHz Band users, registered opposition to NextNav’s petition and asked the FCC to reject it. In early 2025, the FCC launched a Notice of Inquiry to explore ways in which the FCC could support alternative PNT technologies and solutions. Comments and reply comments were due in April and May 2025, respectively.

The FCC has not yet acted on NextNav’s petition or on the PNT Notice of Inquiry and the fate of NextNav’s petition is uncertain. If NextNav’s petition is approved as proposed, the consequent ISM band reconfiguration could negatively impact us and our industry. If the FCC were to take material steps toward considering, or ultimately adopting, NextNav’s proposal, our business could be negatively affected.

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

If our suppliers fail to manufacture our products at a reasonable cost and within our quality specifications, then our ability to bring those products to market and our reputation could suffer. Capacity could be diminished for any number of reasons including equipment failures, closures, bankruptcy, capacity allocation, geopolitical disruption, in response to macroeconomic conditions or public health events, catastrophic loss of facilities or otherwise. Transitioning our product manufacturing to new providers would take many months and, in the case of ICs, could take years. Any transition would require a requalification by our customers or end users.

The semiconductor and semiconductor-products industry is experiencing significant product-supply shortfalls and cost increases from AI demand. Prices for semiconductor memory, processors, components and peripherals as well as for related technologies are rising and lead times are lengthening. AI demand could also affect our wafer pricing or availability. Any or all of these shortfalls or price increases could reduce our product availability, sales, revenue or gross margins, adversely affecting our business.

The availability of silicon wafers and other key inputs to our business can fluctuate and shortages can adversely affect our revenue and/or gross margins.

Wafer availability is cyclical and shortfalls can limit sales and cause market-share losses. Our wafer supply is not guaranteed, and we may not receive adequate supply from our foundry partners when industry demand for wafers is high, as it frequently is in the process nodes we use. Our IC supply can also be limited by post-processing constraints, such as in testing, thinning, bumping, dicing and packaging. We may also experience shortfalls and price increases for components we use in our readers and gateways.

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

We regularly evaluate potential strategic transactions, and we may pursue them if complementary to our business. For example, in April 2023 we acquired Voyantic Oy, a global provider of RFID (primarily RAIN and NFC) inlay and label design, manufacturing and test systems. Strategic transactions could be material to our financial condition and operating results. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

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

The state of tariffs and other trade measures worldwide remains very uncertain. Trade is a focus of the current U.S. administration, and the administration has been very active in this area. A full understanding of the amount, scope, and nature of any tariffs and other trade restrictions that the U.S. may implement as well as how other countries may respond is unclear.

In February 2026, the U.S. Supreme Court invalidated the use of the International Emergency Economic Powers Act to impose significant tariffs the administration announced and implemented beginning in 2025. Following that decision, the administration replaced those tariffs with a 10% import surcharge on nearly all U.S. imports under a different legal authority, which is set to expire in July 2026 unless Congress extends it. Under separate authority, the U.S. also imposed tariffs on imports of steel, aluminum and copper; on certain semiconductor products including still-higher tariffs on Chinese-origin semiconductors; and on certain additional items. Based on trade actions undertaken and/or threatened by the U.S. since 2025, significant trade partners such as Mexico, Canada, China and the European Union have at times imposed, or announced plans to impose, retaliatory tariffs.

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
•
political, social and economic instability abroad; wars and other armed conflicts, such as those in Ukraine and Iran; geopolitical tensions, such as those between the United States, China and Taiwan; and terrorist attacks and security concerns in general;
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

Geopolitical disruptions could impact our product supply, ability to sell and/or customer or market demand.

Political, legal, social, business or economic instability in the United States could negatively affect our business. For example, more restrictive immigration laws or more restrictive enforcement of existing laws in the United States where we are headquartered could negatively affect our ability to hire and retain qualified personnel in vital roles.

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events, military conflicts, blockades or other developments—could slow or halt product shipments or disrupt our ability to procure, manufacture or post-process our products, as well as our ability to effectively and timely execute on end-user deployments. Consequent shortages of energy, jet fuel, purified water, raw materials as diverse as polymers or helium and other items that underpin the global economy can likewise disrupt our ability to procure, manufacture or post-process, and ship our products.

We outsource our manufacturing and production to suppliers in a small number of Asian jurisdictions including Thailand, Malaysia, Taiwan and China. These jurisdictions have experienced significant changes in political, social, business or economic conditions in the past and may experience them in the future. Disruptions could force us to transfer our manufacturing, testing and post-processing activities to more stable, and potentially more costly, regions or find alternative suppliers.

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

Using emerging technologies such as artificial intelligence, or AI, and machine learning, or ML, could expose us to business, financial, legal or reputational risks.

Rapid advancements in AI and ML offer great potential for improving our solutions performance, operating efficiency and engineering development, but employing them can also increase our business, financial, legal and other risks. As we introduce more AI and ML tools into our products and operations, we must guard against risks in using them. These risks include improper product operation, potential security breaches or incidents, inadvertently disclosing confidential or sensitive data, inaccuracies or improper bias in our operations or in data derived from using our products or services, legal claims, noncompliance with industry standards, complications establishing or asserting intellectual property ownership and reputational harm. In addition, increased adoption of AI by us and third-party partners may also increase the risks of cybersecurity incidents.

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

Many companies in our industry, as well as nonpracticing entities, hold patents and other intellectual property rights and may pursue, protect and enforce those intellectual property rights. We receive invitations to license patent and other intellectual property rights to technologies that could be important to our business. We also receive assertions against us, our partners and end users claiming we or they infringe patent or other intellectual property rights. If we decline to accept an invitation to license or if we refute an asserted claim, then the offering or claiming party may pursue litigation against us.

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

Many factors, some outside our control, may cause or contribute to fluctuations in our quarterly and annual operating results. These fluctuations make financial planning and forecasting difficult. These fluctuations may also cause unanticipated decreases in our available cash, which could negatively affect our business and prospects. Material factors that contribute to fluctuations in our operating results include:

•
macroeconomic conditions, including tariffs and trade wars, inflation, military conflicts, blockades, recession or economic slowdown, and their impact on our business and that of our suppliers, partners and end users;
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

We are subject to tax laws, regulations and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and results of our operations. Recent examples include the 1% excise tax imposed on stock buybacks and a 15% alternative minimum tax imposed on adjusted financial statement income enacted in 2022, and rules governing the treatment of U.S. and foreign research and development expenditures enacted in 2017 and amended in 2025. We have accounted for these changes in accordance with our understanding of the guidance available as of the date of this filing. The CHIPS and Science Act, enacted August 9, 2022, provides tax credits for semiconductor manufacturing activities within the United States, but because we outsource our semiconductor manufacturing we do not expect to be entitled to these tax credits.

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
•
unstable political and economic conditions, including instability resulting from tariffs and trade wars, wars and other armed conflicts, such as those in Ukraine, Gaza, Lebanon or Iran, or geopolitical tensions, such as those between the United States, China and Taiwan;
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

For more information on the 2019 Notes, the 2021 Notes, the 2025 Notes and the capped call transactions, see Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this report.

We are subject to counterparty risk with respect to the capped call transactions.

The financial counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the financial counterparties may default under the capped call transactions. Our exposure to the credit risk of the financial counterparties to the capped call transactions is not secured by any collateral.

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

Our principal stockholders and management beneficially own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of March 31, 2026, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 37.3% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as follows:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Date Terminated	Duration (2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(3)
Chris Diorio, Ph.D., Director, Chief Executive Officer and Vice Chair	Rule 10b5-1 Trading Arrangement	February 23, 2026	-	February 5, 2027	Up to 30,000

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended, or the Rule.

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

(3) Aggregate number of shares of common stock to be purchased or sold pursuant to the trading arrangement includes 30,000 shares to trade. In addition, included within the terms of the 10b5-1 Trading Plan, 50,000 shares may be donated and 180,000 shares may be swapped.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

10.1	Outside Director Compensation Policy (as amended April 15, 2026)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: April 29, 2026	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)