Form 10-Q
period 2026-06-30
IMPINJ INC
filed 2026-07-29
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 17, 2026, 30,554,413 shares of common stock were outstanding.

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
•
an inability or limited ability of end user systems to exploit RAIN data may adversely affect the market for our products, services and solutions;
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
•
our ability to affect or determine end-user demand is limited in part because we sell mostly through partners and rarely directly to end users;
•
our growth strategy depends in part on the success of strategic relationships with third parties and their continued performance and alignment;
•
our ability to protect and enforce our intellectual property;
•
we have been and may in the future be party to intellectual property disputes which could be time consuming and costly to prosecute, defend or settle, result in the loss of significant rights and adversely affect RAIN adoption or adoption of our products or platform;
•
we have a history of losses and have only achieved profitability periodically and we cannot be certain that we will maintain profitability in the future;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$38,573	$48,206
Short-term investments	94,443	127,130
Accounts receivable, net	71,111	70,785
Inventory	91,501	84,961
Prepaid expenses and other current assets	8,967	8,135
Total current assets	304,595	339,217
Long-term investments	130,722	103,766
Property and equipment, net	49,075	50,290
Intangible assets, net	8,189	9,501
Operating lease right-of-use assets	21,368	20,896
Other non-current assets	547	795
Goodwill	20,253	20,721
Total assets	$534,749	$545,186
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$17,049	$13,614
Accrued compensation and employee related benefits	12,401	9,936
Accrued and other current liabilities	3,135	3,664
Current portion of operating lease liabilities	1,810	776
Current portion of long-term debt	57,019	96,745
Current portion of deferred revenue	1,542	1,791
Total current liabilities	92,956	126,526
Long-term debt	184,921	184,141
Operating lease liabilities, net of current portion	22,904	22,536
Deferred tax liabilities, net	1,808	2,062
Deferred revenue, net of current portion	574	690
Total liabilities	303,163	335,955
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 30,550 and 30,222 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	31	30
Additional paid-in capital	644,065	606,852
Accumulated other comprehensive income	691	2,509
Accumulated deficit	(413,201)	(400,160)
Total stockholders' equity	231,586	209,231
Total liabilities and stockholders' equity	$534,749	$545,186

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$108,371	$97,894	$182,621	$172,171
Cost of revenue	44,838	41,281	82,629	78,877
Gross profit	63,533	56,613	99,992	93,294
Operating expenses:
Research and development	29,262	24,652	57,986	49,966
Sales and marketing	9,829	8,738	19,586	16,793
General and administrative	13,404	11,828	26,013	24,224
Amortization of intangibles	534	521	1,071	1,006
Total operating expenses	53,029	45,739	104,656	91,989
Income (loss) from operations	10,504	10,874	(4,664)	1,305
Other income, net	2,255	2,053	4,921	4,113
Induced conversion expense	—	—	(11,938)	—
Interest expense	(631)	(1,225)	(1,404)	(2,448)
Income (loss) before income taxes	12,128	11,702	(13,085)	2,970
Income tax benefit (expense)	92	(149)	44	132
Net income (loss)	$12,220	$11,553	$(13,041)	$3,102

Net income (loss) per share — basic	$0.40	$0.40	$(0.43)	$0.11
Net income (loss) per share — diluted	$0.39	$0.39	$(0.43)	$0.10
Weighted-average shares outstanding — basic	30,480	29,008	30,386	28,824
Weighted-average shares outstanding — diluted	31,005	29,655	30,386	29,550

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,220	$11,553	$(13,041)	$3,102
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(460)	188	(1,046)	582
Foreign currency translation adjustment	(306)	2,458	(772)	3,633
Total other comprehensive income (loss)	(766)	2,646	(1,818)	4,215
Comprehensive income (loss)	$11,454	$14,199	$(14,859)	$7,317

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$(13,041)	$3,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,734	7,230
Stock-based compensation	30,986	25,545
Accretion of discount or amortization of premium on investments	(394)	(1,117)
Amortization of debt issuance costs	987	830
Loss on fixed asset disposal	107	—
Induced conversion expense related to convertible notes	11,938	—
Deferred tax expense	(205)	(192)
Changes in operating assets and liabilities:
Accounts receivable	(358)	1,930
Inventory	(6,570)	3,241
Prepaid expenses and other assets	(167)	808
Accounts payable	2,447	(5,416)
Accrued compensation and employee related benefits	2,501	(13,173)
Accrued and other liabilities	(972)	7
Operating lease right-of-use assets	794	1,333
Operating lease liabilities	136	(1,792)
Deferred revenue	(339)	381
Net cash provided by operating activities	35,584	22,717
Investing activities:
Purchases of investments	(85,887)	(107,105)
Proceeds from maturities of investments	90,572	83,820
Purchases of property and equipment	(4,166)	(8,403)
Net cash provided by (used in) investing activities	519	(31,688)
Financing activities:
Payment of 2021 Notes	(47,031)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,157	6,734
Payments of taxes on restricted stock units	(1,769)	(1,771)
Net cash provided by (used in) financing activities	(45,643)	4,963
Effect of exchange rate changes on cash and cash equivalents	(93)	372
Net decrease in cash and cash equivalents	(9,633)	(3,636)
Cash and cash equivalents
Beginning of period	48,206	46,053
End of period	$38,573	$42,417

Supplemental disclosure of cash flow information:
Cash paid for interest	474	1,617
Purchases of property and equipment not yet paid	1,898	860
Lease liabilities arising from obtaining ROU Assets	1,274	507

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	30,222	$30	$606,852	$(400,160)	$2,509	$209,231
Issuance of common stock	237	—	3,010	—	—	3,010
Stock-based compensation	—	—	14,691	—	—	14,691
RSU tax withholding	—	—	(1,553)	—	—	(1,553)
Induced conversion on 2021 Notes (Note 7)	—	—	4,840	—	—	4,840
Net loss	—	—	—	(25,261)	—	(25,261)
Other comprehensive loss	—	—	—	—	(1,052)	(1,052)
Balance at March 31, 2026	30,459	$30	$627,840	$(425,421)	$1,457	$203,906
Issuance of common stock	91	1	146	—	—	147
Stock-based compensation	—	—	16,295	—	—	16,295
RSU tax withholding	—	—	(216)	—	—	(216)
Net income	—	—	—	12,220	—	12,220
Other comprehensive loss	—	—	—	—	(766)	(766)
Balance at June 30, 2026	30,550	$31	$644,065	$(413,201)	$691	$231,586

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	423	—	5,847	—	—	5,847
Stock-based compensation	—	—	12,522	—	—	12,522
RSU tax withholding	—	—	(787)	—	—	(787)
Net loss	—	—	—	(8,451)	—	(8,451)
Other comprehensive income	—	—	—	—	1,569	1,569
Balance at March 31, 2025	28,927	$29	$558,672	$(397,764)	$(373)	$160,564
Issuance of common stock	161	—	887	—	—	887
Stock-based compensation	—	—	13,023	—	—	13,023
RSU tax withholding	—	—	(984)	—	—	(984)
Net income	—	—	—	11,553	—	11,553
Other comprehensive income	—	—	—	—	2,646	2,646
Balance at June 30, 2025	29,088	$29	$571,598	$(386,211)	$2,273	$187,689

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

We did not have any financial assets or liabilities in Level 3 as of June 30, 2026 or December 31, 2025.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,388	$—	$1,388	$21,209	$—	$21,209
Commercial paper	—	1,494	1,494	—	—	—
Total cash equivalents	1,388	1,494	2,882	21,209	—	21,209
Short-term investments:
U.S. Government agency securities	—	8,969	8,969	—	7,480	7,480
U.S. Treasury securities	—	2,255	2,255	—	25,390	25,390
Corporate notes and bonds	—	62,600	62,600	—	67,962	67,962
Commercial paper	—	20,619	20,619	—	26,298	26,298
Total short-term investments	—	94,443	94,443	—	127,130	127,130
Long-term investments:
U.S. Government agency securities	—	11,823	11,823	—	6,851	6,851
U.S. Treasury securities	—	1,996	1,996	—	—	—
Corporate notes and bonds	—	116,903	116,903	—	96,915	96,915
Total long-term investments	—	130,722	130,722	—	103,766	103,766
Total	$1,388	$226,659	$228,047	$21,209	$230,896	$252,105

We expect short-term investments to mature within 1 year and long-term investments within 1 to 3 years of the reporting date.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	June 30, 2026
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,388	$—	$—	$1,388
U.S. Government agency securities	20,835	—	(43)	20,792
U.S. Treasury securities	4,262	—	(11)	4,251
Corporate notes and bonds	180,145	49	(691)	179,503
Commercial paper	22,132	—	(19)	22,113
Total	$228,762	$49	$(764)	$228,047

	December 31, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$21,209	$—	$—	$21,209
U.S. Government agency securities	14,339	2	(10)	14,331
U.S. Treasury securities	25,378	17	(5)	25,390
Corporate notes and bonds	164,563	383	(69)	164,877
Commercial paper	26,285	14	(1)	26,298
Total	$251,774	$416	$(85)	$252,105

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $185.6 million and $0.8 million in unrealized losses as of June 30, 2026, and an estimated fair value of $74.9 million and $0.1 million in unrealized losses as of December 31, 2025. There were no marketable securities in a continuous loss position for greater than 12 months as of June 30, 2026. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $8.5 million and immaterial unrealized losses as of December 31, 2025.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$34,556	$19,721
Work-in-process	29,127	24,648
Finished goods	27,818	40,592
Total inventory	$91,501	$84,961

Note 4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of June 30, 2026 (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$20,721	$18,723
Foreign currency translation adjustment	(468)	2,037
Total	$20,253	$20,760

As of June 30, 2026, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Developed Technology	7.25	$13,484	$(6,044)	$7,440
Patent	3	$250	$(247)	3
Tradename	8	$1,257	$(511)	746
Total definite-lived intangible assets (1)		$14,991	$(6,802)	$8,189
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. Amortization of intangible assets was $0.5 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2026	1,012
2027	2,017
2028	2,017
2029	2,017
2030	1,087
Thereafter	39
Total	$8,189

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units, or RSUs, with a service condition, and RSUs with market and service conditions, or MSUs.

The following table summarizes activity for RSUs and MSUs for the six months ended June 30, 2026 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2025	771	219
Granted	444	94
Vested	(223)	(60)
Forfeited	(34)	(3)
Outstanding at June 30, 2026	958	250

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$445	$539	$832	$1,065
Research and development expense	7,942	6,065	15,115	13,084
Sales and marketing expense	2,671	1,984	5,039	2,254
General and administrative expense	5,237	4,435	10,000	9,142
Total stock-based compensation expense	$16,295	$13,023	$30,986	$25,545

At the 2026 Annual Meeting of Shareholders on May 28, 2026, the Company’s shareholders approved the 2026 Equity Incentive Plan, or the 2026 Plan. The 2026 Plan provides for equity award grants to Company executives and employees as well as to non-employee directors and consultants that may comprise stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. Similar awards were offered under the 2026 Plan’s predecessor, the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan was terminated as of the approval of the 2026 Plan and we are no longer using it for equity award grants; however, outstanding awards granted under the 2016 Plan will continue to be governed by the terms of the 2016 Plan.

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

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $28.9 million of inventory as of June 30, 2026.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of June 30, 2026 and December 31, 2025, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

On March 13, 2024, while additional trials were pending in the U.S., we and NXP entered into a settlement agreement, or the Settlement Agreement. Subject to the terms of the Settlement Agreement, we and NXP granted each other non-exclusive, worldwide patent licenses to make, have made, import, use, offer for sale and sell our respective products and services. NXP agreed to pay us a one-time amount of $45.0 million and agreed to make annual license fee payments until a specified set of Indicator Patents expire (in about 2034) or until NXP earlier terminates the agreement. NXP can terminate the license on any April 1 during the term of the agreement if by that date it has successfully designed out all valid claims of the Indicator Patents. The annual license fee increases by a fixed percentage each year after 2024 for the remaining term of the Settlement Agreement. We have no obligation to pay NXP under the Settlement Agreement.

We will recognize the annual license fee, which relates to annual usage of the license from April 1 to March 31 of each applicable year, as revenue in the second quarter of each year until the Settlement Agreement terminates.

Note 7. Long-term Debt

Convertible Senior Notes

In November 2021, we issued $287.5 million aggregate principal amount of convertible promissory notes due May 15, 2027, or the 2021 Notes, and in September 2025, we issued $190.0 million aggregate principal amount of convertible promissory notes due September 15, 2029, or the 2025 Notes, and collectively, the Notes.

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	June 30, 2026			December 31, 2025
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$57,302	$(283)	$57,019	$97,498	$(753)	$96,745
2025 Notes	190,000	(5,079)	184,921	190,000	(5,859)	184,141
Total Debt	$247,302	$(5,362)	$241,940	$287,498	$(6,612)	$280,886
Short-term Debt	57,302	(283)	57,019	97,498	(753)	96,745
Long-term Debt	$190,000	$(5,079)	$184,921	$190,000	$(5,859)	$184,141

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	0.5
2025 Notes	September 15, 2029	0%	N/A	0.84%	N/A	3.7398	$267.39	0.7

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

None of the circumstances in the above paragraphs were met during the three months ended June 30, 2026.

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	2025 Notes	2021 Notes	2021 Notes	2025 Notes	2021 Notes	2021 Notes
Amortization of debt issuance costs	$390	$80	$416	$779	$207	$830
Cash interest expense	—	161	809	—	418	1,618
Total interest expense	$390	$241	$1,225	$779	$625	$2,448

Accrued interest related to the 2021 Notes as of June 30, 2026 and December 31, 2025 was $0.1 million and $0.1 million, respectively. There is no accrued interest for the 2025 Notes. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $80.5 million and $159.1 million as of June 30, 2026 and December 31, 2025, respectively, which we determined through consideration of quoted market prices. We estimate the fair value of the 2025 Notes to be $184.8 million and $195.6 million as of June 30, 2026 and December 31, 2025, respectively, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

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

Partial Exchange of the 2021 Notes

In September 2025, we entered into privately-negotiated exchanges with certain holders of our outstanding 2021 Notes with respect to the exchange of $190.0 million principal amount of the 2021 Notes, or the 2021 Note Exchange. We accounted for the 2021 Note Exchange transaction as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options, as amended for ASU 2024-04, or ASC 470-20, as amended, which we early adopted on January 1, 2025, using the prospective transition approach. In connection with the induced conversion, we paid approximately $190.0 million in cash, representing the principal amount exchanged, issued approximately 811,000 shares of our common stock, representing the exchange value in excess thereof, and also paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $15.0 million in induced conversion expense, which is included in the Condensed Consolidated Statements of Operations. We did not receive any cash proceeds from issuing the shares of common stock but recognized additional paid-in-capital of $13.1 million representing the induced conversion expense, net of approximately $2.0 million of unamortized debt issuance costs related to the converted 2021 Notes.

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

Note 8. Net Earnings (loss) Per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$12,220	$11,553	$(13,041)	$3,102
Denominator:
Weighted average common shares outstanding, basic	30,480	29,008	30,386	28,824
Dilutive effect of:
Stock plans	525	647	—	726
Convertible notes	—	—	—	—
Weighted average common shares outstanding, diluted	31,005	29,655	30,386	29,550

Net income (loss) per share — basic	$0.40	$0.40	$(0.43)	$0.11
Net income (loss) per share — diluted	$0.39	$0.39	$(0.43)	$0.10

Basic net earnings (loss) per share is calculated using our net earnings (loss) and our weighted average outstanding common shares.

Diluted net earnings (loss) per share is calculated using our net earnings (loss) attributable to common stockholders with interest charges applicable to our convertible debt added back under the if converted method, if dilutive, and our weighted average outstanding common shares including the dilutive effect of stock awards and employee stock purchase plan shares as determined under the treasury stock method and of our convertible notes using the if converted method, if dilutive. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our convertible notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	—	398	—
RSUs, MSUs and PSUs	208	470	1,208	904
Employee stock purchase plan shares	15	16	15	16
2021 Notes	516	2,589	516	2,589
2025 Notes	711	—	711	—

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

Our CODM reviews information about our revenue categories: Endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, label production systems and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Endpoint ICs	$96,401	$84,619	$159,610	$145,837
Systems	11,970	13,275	23,011	26,334
Total revenue	$108,371	$97,894	$182,621	$172,171

Significant Segment Expenses

As our CODM manages operations on a consolidated basis, consolidated net income (loss) as reported in our Statement of Operations is the GAAP measure that we use to make operating decisions and evaluate operating performance. The significant expense categories we use to manage operations are those reflected in our Condensed Consolidated Statement of Operations.

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering, or NRE, services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.4 million of revenue related to amounts included in deferred revenue as of December 31, 2025 for the six months ended June 30, 2026. We recognized $1.1 million of revenue related to amounts included in deferred revenue as of December 31, 2024 for the six months ended June 30, 2025.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$2,481	$1,968
Deferral of revenue	1,057	1,804
Recognition of deferred revenue	(1,422)	(1,261)
Balance at end of period	$2,116	$2,511

Note 11. Related-Party Transactions

On December 22, 2025, we signed a goods and services agreement with Microchip Technology Incorporated, or Microchip. The chairman of our board of directors is chief executive officer and board chairman of Microchip. As of June 30, 2026, we have prepaid $2.0 million for goods and services related to this agreement. No amounts have been recorded in the Condensed Consolidated Statements of Operations.

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

Our mission is to connect every thing. We have enabled connectivity for more than 160 billion items to date, delivering item visibility, traceability and improved operational efficiencies for retailers, supply chain and logistics, or SC&L providers, grocers, restaurants and food-service providers, airlines, automobile manufacturers, healthcare companies and many more.

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

We and our partner ecosystem build item-visibility solutions using products that we design and either sell or license, including silicon radios, reading systems, label production systems and intellectual property. We also offer software and cloud services, and while nascent from a standalone revenue perspective, they enable our other product offerings, and we intend to expand them as a part of our growth strategy. We sell two types of silicon radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. These ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in embedded or finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our reading systems comprise high-performance finished readers and gateways used primarily in autonomous reading solutions. Our label production systems enable partner products and facilitate enterprise deployments. Our software and cloud service offerings focus on solutions enablement, particularly for key enterprise customers.

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

Factors Affecting Our Performance

Macroeconomic Factors

We are subject to impacts from the evolving macroeconomic environment, including uncertainty and volatility from trade measures and tariffs, military conflicts or blockades, inflation and geopolitical tensions. Because most of our revenue derives from endpoint ICs that our partners embed into or onto items, to the extent that those items are impacted, positively or negatively, by the macroeconomic environment, we are impacted as well. While the impact that the macroeconomic environment may have on our business and financial results is difficult to predict, any or all of these above factors could negatively affect our business and financial results. We continue to monitor the broader impacts of the macroeconomic situation on our business, our supply chain and our results of operations. See risk factors “Changes in global trade policies could have a material adverse effect on us.” and “Geopolitical disruptions could impact our product supply, ability to sell and/or customer or market demand.” in Part II, Item 1A. of this report for further information.

Inventory Supply

We sell most of our products, both endpoint ICs and systems, through partners and distributors, limiting our visibility to actual enterprise demand. Although we work closely with those partners and distributors to gain as accurate a view of that demand as possible, correctly forecasting demand and identifying market shifts in a timely manner remains a challenge. This challenge can be exacerbated when major end users adjust the mix of label providers from which they procure labels incorporating our endpoint ICs.

We also sometimes experience inventory overages or shortages. Inventory overages can increase expenses, expose us to product obsolescence and/or increased reserves and negatively affect our business. Inventory shortages can cause long lead times, missed opportunities, market-share losses and/or damaged customer relationships, also negatively affecting our business. For example, in 2023, macroeconomic conditions led to softness in demand and inventory overages. As another example, in 2021 and 2022, demand for our endpoint ICs increased while worldwide wafer demand also increased, leading to wafer shortfalls for many semiconductor companies, including us. These wafer shortfalls prevented us from fully meeting customer demand and, in some cases, caused customers to cancel orders, qualify alternative suppliers or purchase from our competitors.

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

Our systems business, at least for readers and gateways, depends significantly on large-scale deployments at discrete end users, and deployment timing causes large yearly variability in our systems revenue. For example, we generated 14% of total 2019 revenue from a gateway deployment at a large North American SC&L provider. Similarly, in second-quarter 2021, we generated 13% of our revenue from a project-based gateway deployment for RAIN-based self-checkout and loss prevention at a large Europe-based global retailer. While we continue generating project-based revenue, we have not seen it at comparable percentages for any annual or quarterly periods since the periods noted above.

Seasonality and Pricing

We typically negotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year. In the past, this negotiation typically resulted in reduced revenue and gross margins in the first quarter compared to prior periods, which then normalized in subsequent quarters as we reduced costs and adjust product mix by migrating those OEMs and end users to newer, lower-cost products. Recently, and significantly due to increasing worldwide semiconductor demand, many of our vendors and subcontractors have either increased prices, signaled future price increases or both. In response, we have notified our customers of modest, impending product price increases. If we are unable to successfully increase our prices or if our customers choose competitors' products due to our higher prices, then our product margins, operating results or both may suffer.

Endpoint IC volumes tend to be lower in the fourth quarter than in the third quarter. System sales tend to be higher in the fourth quarter and lower in the first quarter, we believe due to the availability of residual funding for capital expenditures prior to the end of many end users’ fiscal years. We saw these seasonal trends in second-half 2024 and in 2025.

We also see quarter-to-quarter revenue and gross margin variability due to macroeconomic conditions, program-launch timing and our ability to migrate OEMs and end users to newer, lower cost products. These factors, among others, may impact the seasonal trends.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	2026	2025	Change
Revenue	$108,371	$97,894	$10,477	$182,621	$172,171	$10,450
Gross profit	$63,533	$56,613	$6,920	$99,992	$93,294	$6,698
Gross margin	58.6%	57.8%	0.8%	54.8%	54.2%	0.6%
Income (loss) from operations	$10,504	$10,874	$(370)	$(4,664)	$1,305	$(5,969)

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Revenue and gross profit increased, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. The endpoint IC revenue increase was driven primarily by increased shipment volumes while the systems revenue decrease was driven primarily by decreased gateway revenue. Gross margin increased from higher endpoint IC gross margin due to product mix. Income from operations decreased slightly, due primarily to increased operating expenses. The operating expense increase was due to higher research and development, sales and marketing and general and administrative costs.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Revenue and gross profit increased, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. The endpoint IC revenue increase was driven primarily by increased shipment volumes while the systems revenue decrease was driven primarily by decreased reader IC and gateway revenue. Gross margin increased from higher endpoint IC gross margin due to product mix. Loss from operations increased, due primarily to increased operating expenses. The operating expense increase was due to higher research and development, sales and marketing and general and administrative costs.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Endpoint ICs	$96,401	$84,619	$11,782	$159,610	$145,837	$13,773
Systems	11,970	13,275	(1,305)	23,011	26,334	(3,323)
Total revenue	$108,371	$97,894	$10,477	$182,621	$172,171	$10,450

We currently derive substantially all our revenue from sales of endpoint ICs, reader ICs, readers, gateways, label production systems and licensing. We sell our endpoint ICs and label production systems primarily to inlay manufacturers; our reader ICs primarily to OEMs and ODMs through distributors; and our readers and gateways to solutions providers, VARs and SIs, also primarily through distributors. We expect endpoint IC sales to represent the majority of our revenue for the foreseeable future.

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Endpoint IC revenue increased $11.8 million, due to a $16.0 million increase in shipment volumes and a $1.0 million increase in licensing revenue, partially offset by a $5.2 million decrease from lower ASP from product mix and new customer pricing that went into effect at the beginning of the year.

Systems revenue decreased $1.3 million primarily due to a $1.2 million decrease in gateway revenue and a $0.8 million decrease in label production systems revenue. These decreases were partially offset by a $0.4 million increase in reader revenue.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Endpoint IC revenue increased $13.8 million, due to a $24.0 million increase in shipment volumes and a $1.0 million increase in licensing revenue, partially offset by an $11.2 million decrease from lower ASP from product mix and new customer pricing that went into effect at the beginning of the year.

Systems revenue decreased $3.3 million primarily due to a decrease of $2.5 million in reader IC revenue and a $2.3 million decrease in gateway revenue. These decreases were partially offset by a $1.2 million increase in reader revenue.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	2026	2025	Change
Cost of revenue	$44,838	$41,281	$3,557	$82,629	$78,877	$3,752
Gross profit	63,533	56,613	6,920	99,992	93,294	6,698
Gross margin	58.6%	57.8%	0.8%	54.8%	54.2%	0.6%

Cost of revenue includes costs associated with manufacturing our endpoint ICs, reader ICs, readers, gateways and label production systems, including direct materials and outsourced manufacturing costs as well as associated overhead costs such as logistics, quality control, planning and procurement. Cost of revenue also includes charges for excess and obsolescence and warranty costs. Our gross margin varies from period to period based on the endpoint IC and systems revenue mix; underlying product margins driven by changes in product mix, ASPs or costs; as well as from inventory excess and obsolescence charges.

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Gross profit increased primarily due to increased endpoint IC revenue. Gross margin increased, due primarily to endpoint IC product mix, specifically a higher contribution from M800 compared to the prior-year period, partially offset by revenue mix.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Gross profit increased primarily due to increased endpoint IC revenue. Gross margin increased, due primarily to endpoint IC product mix, specifically a higher contribution from M800 compared to the prior-year period, partially offset by revenue mix.

Operating Expenses

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Research and development	$29,262	$24,652	$4,610	$57,986	$49,966	$8,020

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

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Research and development expense increased $4.6 million, due primarily to increases of $2.8 million in personnel expenses due to higher headcount and higher bonus achievement compared to the prior-year period, an increase of $1.9 million in stock-based compensation expense, primarily related to increased outstanding equity grants, and an increase of $0.6 million in infrastructure costs, partially offset by a decrease of $0.7 million in product development costs, due to timing.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Research and development expense increased $8.0 million, due primarily to increases of $5.3 million in personnel expenses due to higher headcount and higher bonus achievement compared to the prior-year period, an increase of $2.0 million in stock-based compensation expense, primarily related to increased outstanding equity grants, and an increase of $1.2 million in infrastructure costs, partially offset by a decrease of $0.6 million in product development costs, due to timing.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Sales and marketing	$9,829	$8,738	$1,091	$19,586	$16,793	$2,793

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Sales and marketing expense increased $1.1 million, due primarily to an increase of $0.7 million in stock-based compensation expense, primarily related to increased outstanding equity grants and an increase of $0.5 million in personnel expenses.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Sales and marketing expense increased $2.8 million, due to an increase of $2.8 million in stock-based compensation expense related to lower expense in the prior-year period from the retirement of our Chief Revenue Officer.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
General and administrative	$13,404	$11,828	$1,576	$26,013	$24,224	$1,789

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

Three months ended June 30, 2026 compared with three months ended June 30, 2025

General and administrative expense increased $1.6 million, due primarily to an increase of $0.8 million in stock-based compensation expense, primarily related to increased outstanding equity grants, an increase of $0.4 million in professional service costs and an increase of $0.2 million in infrastructure costs.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

General and administrative expense increased $1.8 million, due primarily to an increase of $0.9 million in stock-based compensation expense, primarily related to increased outstanding equity grants, an increase of $0.6 million in professional service costs and an increase of $0.2 million in infrastructure costs.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Amortization of intangibles	$534	$521	$13	$1,071	$1,006	$65

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Amortization of intangibles was comparable for the periods.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Amortization of intangibles was comparable for the periods.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Other income, net	$2,255	$2,053	$202	$4,921	$4,113	$808

Other income, net, comprises primarily interest income on our short-term investments.

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Other income, net, increased $0.2 million, due to increased interest income given higher invested balances.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Other income, net, increased $0.8 million, due to increased interest income given higher invested balances.

Induced Conversion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Induced conversion expense	$—	$—	$—	$11,938	$—	$11,938

Three months ended June 30, 2026 compared with three months ended June 30, 2025

There were no induced conversion expenses for the periods.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

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

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Interest expense	$631	$1,225	$(594)	$1,404	$2,448	$(1,044)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Interest expense decreased by $0.6 million, due primarily to decreased interest on our convertible debt, primarily from the 2021 Note Exchange transaction, which was completed in September 2025 and the 2021 Note Repurchase, which was completed in March 2026.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Interest expense decreased by $1.4 million, due primarily to decreased interest on our convertible debt, primarily from the 2021 Note Exchange transaction, which was completed in September 2025 and the 2021 Note Repurchase, which was completed in March 2026.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Income tax benefit (expense)	$92	$(149)	$241	$44	$132	$(88)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax benefit increased $0.2 million for the three months ended June 30, 2026 and decreased $0.1 million for the six months ended June 30, 2026 compared to the prior-year periods, due to changes in effective tax rates for each period.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $133.0 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of June 30, 2026, we had working capital of $211.6 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$35,584	$22,717
Net cash provided by (used in) investing activities	519	(31,688)
Net cash provided by (used in) financing activities	(45,643)	4,963

Operating Cash Flows

For the six months ended June 30, 2026, we generated $35.6 million of net cash proceeds from operating activities. These net cash proceeds were due primarily to $38.1 million of net income adjusted for non-cash items, partially offset by a $2.5 million decrease in working capital due primarily to higher inventory, partially offset by higher accounts payable and accrued compensation and employee related benefits.

Investing Cash Flows

For the six months ended June 30, 2026, we generated $0.5 million of net cash proceeds from investing activities. These net cash proceeds were due to investment maturities of $90.6 million, partially offset by investment purchases of $85.9 million and equipment purchases of $4.2 million.

Financing Cash Flows

For the six months ended June 30, 2026, we used $45.6 million of net cash from financing activities to purchase a portion of our 2021 Notes for $47.0 million and pay $1.8 million in taxes to cover RSU vesting, partially offset by proceeds of $3.2 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of June 30, 2026, the principal balance outstanding on the 2021 Notes and 2025 Notes is $57.3 million and $190.0 million, respectively. Refer to Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this report for maturity date, stated interest rate and additional information on the Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase Commitments – Purchase commitments as of June 30, 2026 total $35.8 million and consist primarily of noncancelable commitments to purchase inventory.

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

We had cash, cash equivalents and short-term investments of $133.0 million as of June 30, 2026. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because most of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2026.

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

Our primary competitors are:

•
Endpoint ICs: NXP, Kiloway, Quanray, Shanghai Fudan Microelectronics Group and Alien.
•
Reader ICs: Phychips Inc and Shanghai Fudan Microelectronics Group.
•
Readers and gateways: Most major reader and gateway suppliers leverage, or have a stated intent to leverage, our platform.
•
Label production systems: CISC.

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

Going forward, RAIN adoption, including adoption of our platform, products and innovations like Gen2X, will depend on many factors, such as the extent to which end users understand and embrace the benefits that RAIN and our platforms, products and features offer; whether their benefits outweigh the cost and time to replace or modify end users’ existing systems and processes; and whether they meet end users’ current or anticipated needs.

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

We must continue to introduce new products, services and solutions to foster growth and RAIN adoption.

We strive to regularly introduce new products and services to advance our business, satisfy increasingly demanding end-user requirements and grow the RAIN market by committing significant resources developing and introducing new or enhanced products, services and solutions.

Whether our new or enhanced products, services and solutions will succeed in continuing to grow RAIN adoption is uncertain. For example, our software and cloud services offerings have not yet grown into a material source of revenue, and whether or when our investment in these areas will be successful is uncertain. Our success in developing the technologies, processes or capabilities necessary or desired for new or enhanced products, services and solutions, or licensing or otherwise acquiring them from third parties, and our ability to introduce new or enhanced products, services and solutions before our competition, depends on many factors, including:

•
our ability to identify new use cases for our products, services and solutions that end users will widely and readily adopt;
•
timely and efficiently completing the design process;
•
timely and efficiently implementing production and testing procedures;
•
attaining appropriate performance levels and certifications;
•
partnering successfully with others to deliver complementary products or services;
•
the quality, reliability and selling price of our products, services or solutions; and
•
marketing, sales and support effectiveness.

When we introduce new or enhanced products, services and solutions, our success in ramping adoption depends, in part, on us making those products, services and solutions easy for our partners and end users to deploy and use. For example, when we launched our M800-family endpoint ICs, we supported our inlay partners in producing high-performing, high-quality M800-based inlays. Without this support, M800 adoption would have been delayed and our operating results would have suffered. We cannot guarantee we will be able to provide sufficient support for future products, in which case our operating results could suffer.

Our ability to develop and sell enterprise solutions at scale is nascent.

We are still developing our ability to build and sell enterprise solutions. If we do not succeed in identifying, developing, selling, deploying and maintaining enterprise solutions with top-tier partners and key end users across various markets and use cases, then our business prospects will suffer.

We have developed, and continue developing, solutions for retail point of sale and loss prevention and SC&L package routing that have been, or that we expect to be, deployed by industry-leading enterprise end users. We have also launched features in Gen2X that we believe will improve our ability to deliver cost-effective enterprise solutions. If we do not make our offerings repeatable across multiple enterprises and in various market segments, we may fail to capitalize on our platform’s potential. We may not have the opportunity to address challenging new use cases across new market segments, such as, health and beauty, cosmetics, pharmaceuticals and food, if we do not succeed in developing relationships with top-tier solution partners who know about and believe in our solutions.

We and our partners may be unable to successfully address our market opportunity for enterprise solutions. Delivering enterprise solutions requires a partner products and services network that complements our own and that together addresses enterprise needs. Convincing enterprises to partner with us to solve their business problems—including evaluation, design, deployment, operations and services, as well as integrating data from our platform into the enterprise’s information systems—requires tight coordination among our and our partners’ sales, marketing, operations and engineering teams. If we do not build our enterprise solutions platform and our partner network to deliver the expected benefits effectively, our business prospects will suffer.

We rely on endpoint IC sales to generate most of our revenue.

We derive, and expect to continue to derive for some time, most of our revenue from our endpoint ICs. If endpoint IC demand declines, if we are unable to meet the demand we have, or if we are unable to raise prices to offset cost increases, then our business and operating results will suffer. In addition, the continued adoption of, and demand for, our endpoint ICs derives in part from us demonstrating their benefits using our platform. If we fail to establish those benefits then we may be unsuccessful in countering competitive endpoint IC price pressures and our business and operating results could be adversely affected.

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

To compete profitably, we must continually improve our technology and processes, reduce unit costs in line with lower selling prices and introduce new, higher margin products. If we are unable to offset ASP reductions with increased sales volumes or reduced costs, or if we are unable to introduce new products that command higher prices and better margins, then our financial results could suffer.

Though less common, we have also increased prices from time to time, especially during times of increasing wafer and/or post-processing costs. Recently, and significantly due to increasing worldwide semiconductor demand, many of our vendors and subcontractors have either increased prices, signaled future price increases or both. In response, we have notified our customers of modest, impending product price increases. We may be required to raise prices again if economic conditions, including inflation, or other causes, such as geopolitical instability, create additional upward pressure on our product costs. Higher prices could reduce our market share and/or dampen adoption and market growth.

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

Moreover, if we encounter product quality issues, then we may incur significant time and costs to diagnose, test and fix the issues. These efforts may not succeed and could further constrain our ability to supply our partners and end users with new products until we resolve the issues.

End users and partners must design our products into their products and business processes.

Persuading end users or partners to design our products into their business processes or products requires educating them about RAIN’s and our products’ value. They may use other technologies or products and may not be receptive to introducing RAIN into their business processes or products. Even when convinced, they often undertake pilot programs and qualifications prior to placing orders. Those pilot programs and qualifications can be time-consuming and expensive and that may not result in orders for our products, which could adversely affect our business prospects and operating results.

Our visibility into the procurement and deployment cycles for our products, while improving, is still limited.

We have limited visibility into end-user procurement and deployment cycles, and these cycles often take longer than we anticipate. Many factors contribute to our limited visibility, including but not limited to the fact that we sell most of our products through partners rather than directly to the end user. We also have limited visibility into the time end users spend evaluating our products, services and solutions; the time partners spend educating end users on the benefits of using our products, services and solutions; and the time to integrate our products, services and solutions with end users’ systems. The length and uncertain timing of the procurement and deployment cycles can delay product orders. In anticipation of those orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer orders or payments, if we receive them at all.

An inability or limited ability of end user systems to exploit RAIN data may adversely affect the market for our products, services and solutions.

A successful end-user deployment requires not only tags, readers or gateways and operating software, but RAIN integration with information systems and applications that create business value from the RAIN data. Unless end users have access to effective analytical tools that extract business value, and enable their information systems to use these tools, RAIN deployments could stall, our efforts to foster development and deployment of these tools could fail, and our guidance to business-analytics providers for integrating our products with their tools could prove ineffective.

Solution providers and SIs are essential to the RAIN market. They provide deployment know-how to enable end users to successfully deploy RAIN solutions. Integrating our products with end-user information systems could prove more difficult or time-consuming than we or they anticipate, which could jeopardize deployments.

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

Significant changes in RAIN standards bodies, standards or qualification processes, or their failure to meet or to keep up with RAIN market needs, could impede our ability to sell our products, services and solutions.

We have historically taken a leadership position in developing RAIN industry standards, including with GS1 and ISO, and have designed our products to comply with those standards. We could lose that leadership position or our influence in standards development, or we could choose not to participate in certain standards activities.

If industry standards were to diverge from, or fail to meet or keep up with, our or the RAIN market’s needs, then RAIN products, including ours, could fail in the market. End users could delay their deployments and slow sales of our existing products, or limit our ability to implement new features. The lost opportunities as well as time and expense to develop new products or change our existing products could be substantial, and we may not ultimately succeed.

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

Our products operate in spectrum bands where they are certified to transmit. If the spectrum regulations were to change, or if our products were found to be noncompliant despite being certified to operate, or if the spectrum regulation themselves were to be found deficient, then we would need to redesign our products, potentially resulting in significant costs, including costs associated with obsolete inventory. Regulatory changes may also cause us to forego opportunities, adversely affecting our business.

In April 2024, NextNav, Inc. asked the Federal Communications Commission, or FCC, to initiate a proceeding to reconfigure the 902–928 MHz ISM band, or Lower 900 MHz Band, in which we and other unlicensed services operate in North America, to create a terrestrial backup to the U.S. Global Positioning System, or GPS, to provide positing, navigation and timing, or PNT, data. To pay for their proposed system, NextNav also asked to be able to license certain spectral bands, including parts of the Lower 900 MHz Band, to others to deliver 5G broadband services.

A wide range of Lower 900 MHz Band users, industry groups and companies, including us and other RAIN providers registered opposition to NextNav’s petition and asked the FCC to reject it. In early 2025, the FCC launched a Notice of Inquiry to explore ways in which the FCC could support alternative PNT technologies and solutions. Comments and reply comments were due in April and May 2025, respectively.

NextNav has actively lobbied various federal government branches and units to support its proposal but the FCC has not yet acted on NextNav’s petition or on the PNT Notice of Inquiry and the fate of NextNav’s petition remains uncertain. If NextNav’s petition is approved as proposed, the consequent ISM band reconfiguration could negatively impact us and our industry. If the FCC were to take material steps toward considering, or ultimately adopting, NextNav’s proposal, our business could be negatively affected.

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

Our efforts to license our intellectual property are limited.

Our ability to grow licensing revenue remains subject to numerous risks and uncertainties. These risks and uncertainties include our ability to maintain and grow our intellectual property portfolio and to research and develop RAIN innovations that will generate and maintain demand for licenses to our technology and features, our ability to monitor infringement of our intellectual property rights by others and possibly seek enforcement action against those who attempt to infringe our intellectual property rights, and the fact that our experience in licensing our intellectual property is limited.

Our licensing efforts are also not singly focused on generating licensing revenue. Our desire to maintain close, strategic relationships with important partners or end users and to encourage them to use innovations such as Gen2X may cause us to license our intellectual property for reasons that go beyond simply deriving licensing revenue.

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

Wafer availability is cyclical and shortfalls can limit sales and cause market-share losses. Our wafer supply is not guaranteed, and we may not receive adequate supply from our foundry partners when industry demand for wafers is high, as it frequently is in the process nodes we use. Our IC supply can also be limited by post-processing constraints, such as in testing, sorting, thinning, bumping, dicing, packaging and quality assurance. We may also experience shortfalls and price increases for components we use in our readers and gateways.

Wafer shortfalls can also artificially increase bookings as customers over-order our products and then cause subsequent sales declines as those customers consume their accumulated inventory. Additionally, if our suppliers charge us more but we are unable to raise our prices to cover those higher costs, our gross margins and other financial results could suffer. Any product shortfalls or cost increases will negatively impact our product availability and our financial results will suffer.

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

We typically order products from our suppliers based on sales forecasts and before we receive purchase orders. Many of our partners have difficulty accurately forecasting the amount and timing of their sales, and sometimes cancel orders or reschedule product shipments with little or no advance notice to us. Partners will also sometimes give us soft commitments for large orders that do not materialize. Competition and unanticipated external events, such as macroeconomic or regulatory changes, can also adversely affect demand and consequently our inventory levels, sales and operating results.

High inventory levels can increase expenses and expose us to a heightened risk of product obsolescence, especially when we introduce new products and technologies. If we are unable to sell our inventory as and when we expect to, we may have to discount or expense the excess inventory, negatively impacting our business and financial results.

We must attract and retain employees with specialized knowledge and experience to compete effectively.

Hiring and retaining employees with RAIN technical and business knowledge and experience are critical to our success. We have been fortunate to have hired and retained many such employees in our history, but as employees depart or retire we must recruit and train their successors to remain competitive. We must also adapt to changes in our executive team from time to time. Our business could be significantly harmed if we are unable to attract and retain key talent, or if we are unable to effectively manage transitions in personnel and leadership as they arise.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We regularly evaluate potential strategic transactions, and we may pursue them if complementary or beneficial to our business. For example, in April 2023 we acquired Voyantic Oy, a global provider of RFID (primarily RAIN and NFC) label production systems. Future strategic transactions, if any, could be material to our financial condition and operating results. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

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

Foreign acquisitions involve additional risks beyond those above, including those related to integrating operations across different cultures and languages, currency risks and the economic, political and regulatory risks associated with other countries. Also, the anticipated benefit of any acquisition, domestic or foreign, may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, increased debt, contingent liabilities or amortization expenses or goodwill write-offs, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Changes in global trade policies could have a material adverse effect on us.

Trade policies, tariffs and other trade measures worldwide are, and are likely to remain, very uncertain. Trade is a focus of the current U.S. administration, as are tariffs, and U.S. policies have shifted rapidly as a result. A full understanding of the amount, scope, and nature of any tariffs and other trade measures that the U.S. may implement as well as how other countries may respond is unclear.

In February 2026, the U.S. Supreme Court determined that the International Emergency Economic Powers Act, or IEEPA, did not authorize the tariffs the U.S. administration had implemented in 2025. Following that decision, the administration rescinded the tariffs imposed under IEEPA effective February 24, 2026, and in its place imposed a surcharge on U.S. imports under Section 122 of the Trade Act of 1974. The Section 122 surcharge expired effective July 24, 2026, after which the U.S. administration imposed tariffs of 10% or 12.5% on the largest U.S. trading partners under authorities provided in Section 301 of the Trade Act of 1974, following determinations that those U.S. trading partners insufficiently enforce forced labor laws. Under separate authority, the U.S. also imposed tariffs on imports of steel, aluminum and copper; on certain semiconductor products including higher tariffs on Chinese-origin semiconductors; and on certain additional items under Section 232 of the Trade Expansion Act of 1962. Based on trade actions undertaken and/or threatened by the U.S. since 2025, significant trade partners such as Mexico, Canada, China and the European Union have at times imposed, or announced plans to impose, retaliatory tariffs.

Given this dynamic environment, it is not possible to know with any degree of certainty what the negative direct and indirect consequences of tariffs and other trade restrictions could be on our business and financial results. We believe the direct impact of U.S. tariffs on our endpoint IC business is likely to be manageable because we import only a small portion of our wafers into the United States. However, the indirect impact of U.S. tariffs on products containing our endpoint ICs could be significant. China remains a key producer of the goods our endpoint ICs connect, and a key producer of readers using our reader ICs, so high U.S. tariffs on imports from China could significantly and negatively affect our business and financial results.

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

We must export and import our products and conduct our business activities in compliance with U.S. export controls and trade and economic sanctions, including the Commerce Department’s Export Administration Regulations and economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls, as well as similar controls established in the countries in which we do business. For example, the U.S. government has continued restricting the ability to export, re-export and transfer (in country) certain products and technology related to semiconductors and semiconductor manufacturing and certain ICs and products containing those ICs to and within China and additional destinations. In addition, the United States and other countries continue to expand the economic sanctions and export control restrictions in response to global conflicts including in Russia and Ukraine and in the Middle East. We must undertake additional diligence efforts to comply with these and other rules, which may be time-consuming and result in delayed or lost opportunities. We may not always be successful in obtaining necessary export or import licenses, and our failure to obtain required export or import approval for our products or limitations on our ability to export or sell our products may harm our domestic and international sales and negatively affect our revenue.

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

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events, military conflicts, blockades or other developments—could slow or halt product shipments or disrupt our ability to procure, manufacture or post-process our products, as well as our ability to effectively and timely execute on end-user deployments. Consequent shortages of energy, jet fuel, purified water, raw materials as diverse as polymers or helium and other items that underpin the global economy can likewise disrupt our ability to procure, manufacture or post-process and ship our products.

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

Rapid advancements in AI and ML offer great potential for improving our solutions performance, operating efficiency and engineering development, but using them can also increase our business, financial, legal and other risks. As we introduce more AI and ML tools into our products and operations, we must guard against risks in using them. These risks include improper product operation, potential security breaches or incidents, inadvertently disclosing confidential or sensitive data, inaccuracies or improper bias in our operations or in data derived from using our products or services, legal claims, noncompliance with industry standards, complications establishing or asserting intellectual property ownership and reputational harm. In addition, increased adoption of AI by us and third-party partners may also increase the risks of cybersecurity incidents.

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

Our ability to affect or determine end-user demand is limited in part because we sell mostly through partners and rarely directly to end users.

End users drive demand for our products but because we sell our products primarily through partners, we are often at least one step removed from those end users and are often unable to directly assess and affect their demand. Our partners may choose to prioritize selling our competitors’ products over ours, or they may offer products that compete with our products or limit sales of our products. If our partners do not sell enough of our products or if they choose to decrease their inventories of our products, then our sales to those partners and our revenue will decline.

Our distributors may not properly forecast end users’ demand for our products.

Our reserve estimates for products stocked by our distributors are based primarily on reports those distributors provide to us, typically monthly. If the inventory and resale information they provide is inaccurate, or if we do not receive it in a timely manner, then we may not have a reliable view of their stock and market demand, which could have a negative impact on our operating results. If they overestimate demand, they may overinvest in stock, which could reduce market prices and negatively affect our selling prices. They may also try, subject to time and quality limitations, to return products or exchange products. If they underestimate demand, we may not be able to satisfy their needs and that of their customers, and adoption might suffer. In either case, our business and operating results could be negatively affected.

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

Risks Relating to Our Intellectual Property

Our ability to protect and enforce our intellectual property.

Our success depends in part upon our ability to obtain, maintain and enforce our patents, copyrights, trade secrets, trademarks and other intellectual property rights and prevent third parties from infringing, misappropriating or circumventing those rights. We have historically focused on filing U.S. patent applications, for many reasons, including the fact that a significant portion of RAIN products are sold for use in the United States. We have only a small number of foreign patents and applications. We also only have registered trademarks and domain names in select countries where we believe filing for such protection is appropriate. By focusing our intellectual property protection on the United States and a small number of foreign countries, we have a limited ability to assert intellectual property rights outside the United States, including in some significant foreign markets such as China or Europe. Moreover, the global manufacturing and distribution systems for tags or labels incorporating our endpoint IC products could complicate our efforts to enforce our U.S. patents. Also, as we increasingly work with third parties, possibly including parties that compete with us to an extent, to advance our technical innovations and solutions offerings, we complicate our efforts to protect our intellectual property.

Specifically, we cannot guarantee that:

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
•
we will retain the right to ask for a royalty-bearing license to an industry standard if we fail to file an intellectual property declaration pursuant to the standards process; or
•
we will have or retain the right or ability to file for patents, trademarks or copyrights in technical or solutions opportunities where we work with third parties.

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

The European Commission, or the EC, has issued specific guidance to address privacy concerns about RFID. In May 2009, the EC issued a recommendation that retailers in the EU inform their customers when RFID tags are either on or embedded within products. In April 2011, the EC signed a voluntary agreement with private and public entities to develop privacy guidelines for companies using RFID in the EU. Whereas compliance is voluntary, our partners and end users that do business in the EU prefer products that comply with the guidelines. If our products do not comply or enable compliance with the guidelines, then our business may suffer.

More generally, the cybersecurity and privacy legislative and regulatory landscape in the United States, EU and other jurisdictions continues to evolve. Aspects of key laws and regulations addressing data security and privacy—including, for example, the California Consumer Privacy Act of 2018, the California Privacy Rights Act, similar laws enacted in other states, the EU General Data Protection Regulation and the EU Cyber Resilience Act—remain unclear as of the date of this report and continue evolving, potentially with far-reaching implications.

Laws and regulations relating to privacy, data protection and cybersecurity, related industry standards and guidelines, and extensions of these laws, regulations, standards, guidelines, etc. may require us to modify our products, practices and policies. We may not be able to make these modifications on commercially reasonable terms, if at all. Any failure or perceived failure by us to comply with these privacy, data protection or cybersecurity requirements could result in adverse consequences such as claims, litigation, legal and other costs, fines, penalties or other liabilities. Additionally, end users may choose not to use our products.

The RAIN radio protocol includes features addressing consumer privacy and authentication, and we have incorporated additional features in our products that further protect consumer privacy. Nevertheless, a third party could still breach these features and, if such breach were to occur, our reputation could be damaged and our business and prospects could suffer.

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

We rely on third-party services to store and process data on our behalf, and on third-party security systems in a variety of applications. Our platform operates in conjunction with, and depends on, third-party products, services and components for security. The cybersecurity threat environment continues evolving, especially with heightened activity by state-sponsored actors.AI technologies, including AI tools used to identify and exploit security vulnerabilities, may also increase security risks. If we, our platform, or any of the third parties on which we rely suffers or is believed to have suffered a security breach or other security incident, vulnerability, error, outage, ransomware or malicious event, then we could face increased costs, claims, liability, reduced revenue and harm to our reputation.

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

Risks Relating to Our Financial Position and Capital Needs

We have a history of losses and have only achieved profitability periodically. We cannot be certain that we will maintain profitability in the future.

We incurred losses each year from our inception in 2000 to 2024. Our ability to maintain profitability depends on numerous factors, many of which are not entirely in our control, including continued RAIN industry adoption and us maintaining or growing our market share. Our costs of operations, product development and business and personnel expansion in sales, engineering and marketing are significant and are likely to increase as we invest in growing the market and our market share, reducing our costs and improving operations. If we fail to increase our revenue or manage our expenses, or if our investment in growing the market or our market share fail, we may not remain profitable.

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
•
changes in the pace or direction of major deployments, whether due to macroeconomic conditions or enterprise-specific events or circumstances and our, or our partners’, ability to win business from these deployments;
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

Our management has discretion in how to invest and spend our cash and cash equivalents and the proceeds from financings, including on capital expenditures, product development, working capital and other general corporate purposes. We may spend our cash and cash equivalents in ways that our stockholders may not agree with or that do not yield favorable returns.

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

As of June 30, 2026, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 38.2% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

We may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the 2021 Notes and the 2025 Notes, and our current and future indebtedness may restrict our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2021 Notes and the 2025 Notes, or to make cash payments in connection with any conversion of the 2021 Notes or the 2025 Notes or upon any fundamental change if holders require us to repurchase their 2021 Notes or 2025 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flow to service our debt and make necessary operating and capital expenditures, then we may be required to pursue other alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2021 Notes and the 2025 Notes, will depend on the capital markets and our financial condition at that time. We may not be able to pursue these alternatives on favorable terms or at all, which could result in us defaulting on our debt obligations.

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

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2020	8-K	6/12/2020	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Impinj, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 2024	8-K	6/7/2024	3.1

3.2	Amended and Restated Bylaws of Impinj, Inc. adopted as of February 23, 2023	8-K	2/23/2023	3.1

10.1	Outside Director Compensation Policy (as amended April 15, 2026)	10-Q	4/29/2026	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

99.1	2026 Equity Incentive Plan	S-8	5/28/2026	99.1

99.2	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2026 Equity Incentive Plan				X

101	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

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

Impinj, Inc.

Date: July 29, 2026	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)