Form 10-Q
period 2026-09-30
IMPINJ INC
filed 2026-10-28
CIK 1114995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 16, 2026, 30,859,581 shares of common stock were outstanding.

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
•
our principal stockholders and management beneficially own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval; and
•
we may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the $190.0 million aggregate principal amount 0% convertible senior notes due 2029, or the 2025 Notes, and our current and future indebtedness may restrict our business.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

IMPINJ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$38,741	$48,206
Short-term investments	74,238	127,130
Accounts receivable, net	78,131	70,785
Inventory	83,369	84,961
Prepaid expenses and other current assets	60,053	8,135
Total current assets	334,532	339,217
Long-term investments	115,344	103,766
Property and equipment, net	48,755	50,290
Intangible assets, net	7,613	9,501
Operating lease right-of-use assets	21,334	20,896
Other non-current assets	425	795
Goodwill	20,109	20,721
Total assets	$548,112	$545,186
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$13,337	$13,614
Accrued compensation and employee related benefits	15,068	9,936
Accrued and other current liabilities	2,765	3,664
Current portion of operating lease liabilities	1,969	776
Current portion of long-term debt	995	96,745
Current portion of deferred revenue	1,375	1,791
Total current liabilities	35,509	126,526
Long-term debt	185,311	184,141
Operating lease liabilities, net of current portion	22,738	22,536
Deferred tax liabilities, net	1,694	2,062
Deferred revenue, net of current portion	529	690
Total liabilities	245,781	335,955
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value — 5,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 495,000 shares authorized, 30,860 and 30,222 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	31	30
Additional paid-in capital	711,573	606,852
Accumulated other comprehensive income (loss)	(749)	2,509
Accumulated deficit	(408,524)	(400,160)
Total stockholders' equity	302,331	209,231
Total liabilities and stockholders' equity	$548,112	$545,186

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$112,083	$96,055	$294,704	$268,226
Cost of revenue	52,954	47,727	135,583	126,604
Gross profit	59,129	48,328	159,121	141,622
Operating expenses:
Research and development	30,581	25,720	88,567	75,686
Sales and marketing	10,271	9,380	29,857	26,173
General and administrative	13,175	12,035	39,188	36,259
Amortization of intangibles	511	537	1,582	1,543
Total operating expenses	54,538	47,672	159,194	139,661
Income (loss) from operations	4,591	656	(73)	1,961
Other income, net	2,515	2,592	7,436	6,705
Induced conversion expense	(1,793)	(15,026)	(13,731)	(15,026)
Interest expense	(596)	(1,121)	(2,000)	(3,569)
Income (loss) before income taxes	4,717	(12,899)	(8,368)	(9,929)
Income tax benefit (expense)	(40)	89	4	221
Net income (loss)	$4,677	$(12,810)	$(8,364)	$(9,708)

Net income (loss) per share — basic	$0.15	$(0.44)	$(0.27)	$(0.33)
Net income (loss) per share — diluted	$0.15	$(0.44)	$(0.27)	$(0.33)
Weighted-average shares outstanding — basic	30,617	29,338	30,463	28,995
Weighted-average shares outstanding — diluted	31,495	29,338	30,463	28,995

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$4,677	$(12,810)	$(8,364)	$(9,708)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(1,212)	247	(2,258)	829
Foreign currency translation adjustment	(228)	(102)	(1,000)	3,531
Total other comprehensive income (loss)	(1,440)	145	(3,258)	4,360
Comprehensive income (loss)	$3,237	$(12,665)	$(11,622)	$(5,348)

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(8,364)	$(9,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,538	11,082
Stock-based compensation	47,092	40,096
Accretion of discount or amortization of premium on investments	(685)	(1,860)
Amortization of debt issuance costs	1,444	1,274
Loss on fixed asset disposal	114	—
Gain on remeasurement of capped call transactions	(102)	—
Induced conversion expense related to convertible notes	13,731	15,026
Deferred tax expense	(308)	(297)
Changes in operating assets and liabilities:
Accounts receivable	(7,372)	(4,153)
Inventory	1,553	6,806
Prepaid expenses and other assets	(1,937)	(1,409)
Accounts payable	(204)	(977)
Accrued compensation and employee related benefits	5,179	(12,906)
Accrued and other liabilities	(899)	659
Operating lease right-of-use assets	1,211	2,019
Operating lease liabilities	(255)	(2,699)
Deferred revenue	(544)	657
Net cash provided by operating activities	61,192	43,610
Investing activities:
Purchases of investments	(120,959)	(146,293)
Proceeds from sales of investments	45,183	12,937
Proceeds from maturities of investments	115,072	115,480
Purchases of property and equipment	(9,186)	(11,343)
Net cash provided by (used in) investing activities	30,110	(29,219)
Financing activities:
Proceeds from issuance of 2025 Notes, net of issuance costs	—	183,658
Premiums paid for capped call transactions	—	(11,210)
Payment of 2021 Notes	(103,560)	(190,000)
Proceeds from exercise of stock options and employee stock purchase plan	5,296	11,025
Payments of taxes on restricted stock units	(2,415)	(2,550)
Net cash used in financing activities	(100,679)	(9,077)
Effect of exchange rate changes on cash and cash equivalents	(88)	359
Net increase (decrease) in cash and cash equivalents	(9,465)	5,673
Cash and cash equivalents
Beginning of period	48,206	46,053
End of period	$38,741	$51,726

Supplemental disclosure of cash flow information:
Cash paid for interest	687	2,288
Purchases of property and equipment not yet paid	391	608
Lease liabilities arising from obtaining ROU Assets	1,659	507
Cash settlement election for capped call transaction and resulting reclassification from equity to derivative asset	48,554	—

See accompanying notes to Condensed Consolidated Financial Statements.

IMPINJ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	30,222	$30	$606,852	$(400,160)	$2,509	$209,231
Issuance of common stock	237	—	3,010	—	—	3,010
Stock-based compensation	—	—	14,691	—	—	14,691
RSU tax withholding	—	—	(1,553)	—	—	(1,553)
Induced conversion on 2021 Notes (Note 7)	—	—	4,840	—	—	4,840
Net loss	—	—	—	(25,261)	—	(25,261)
Other comprehensive loss	—	—	—	—	(1,052)	(1,052)
Balance at March 31, 2026	30,459	$30	$627,840	$(425,421)	$1,457	$203,906
Issuance of common stock	91	1	146	—	—	147
Stock-based compensation	—	—	16,295	—	—	16,295
RSU tax withholding	—	—	(216)	—	—	(216)
Net income	—	—	—	12,220	—	12,220
Other comprehensive loss	—	—	—	—	(766)	(766)
Balance at June 30, 2026	30,550	$31	$644,065	$(413,201)	$691	$231,586
Issuance of common stock	112	—	2,139	—	—	2,139
Stock-based compensation	—	—	16,106	—	—	16,106
RSU tax withholding	—	—	(646)	—	—	(646)
Induced conversion on 2021 Notes (Note 7)	198	—	1,355	—	—	1,355
Capped call cash settlement election (Note 7)	—	—	48,554	—	—	48,554
Net income	—	—	—	4,677	—	4,677
Other comprehensive loss	—	—	—	—	(1,440)	(1,440)
Balance at September 30, 2026	30,860	$31	$711,573	$(408,524)	$(749)	$302,331

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	28,504	$29	$541,090	$(389,313)	$(1,942)	$149,864
Issuance of common stock	423	—	5,847	—	—	5,847
Stock-based compensation	—	—	12,522	—	—	12,522
RSU tax withholding	—	—	(787)	—	—	(787)
Net loss	—	—	—	(8,451)	—	(8,451)
Other comprehensive income	—	—	—	—	1,569	1,569
Balance at March 31, 2025	28,927	$29	$558,672	$(397,764)	$(373)	$160,564
Issuance of common stock	161	—	887	—	—	887
Stock-based compensation	—	—	13,023	—	—	13,023
RSU tax withholding	—	—	(984)	—	—	(984)
Net income	—	—	—	11,553	—	11,553
Other comprehensive income	—	—	—	—	2,646	2,646
Balance at June 30, 2025	29,088	$29	$571,598	$(386,211)	$2,273	$187,689
Issuance of common stock	210	—	4,291	—	—	4,291
Stock-based compensation	—	—	14,551	—	—	14,551
RSU tax withholding	—	—	(779)	—	—	(779)
Induced conversion on 2021 Notes (Note 7)	811	1	13,085	—	—	13,086
Premiums paid for capped calls (Note 7)	—	—	(11,210)	—	—	(11,210)
Net loss	—	—	—	(12,810)	—	(12,810)
Other comprehensive income	—	—	—	—	145	145
Balance at September 30, 2025	30,109	$30	$591,536	$(399,021)	$2,418	$194,963

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

In November 2024, the FASB released ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20), which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The standard is effective for fiscal years beginning after December 31, 2025, and early adoption is permitted. We early adopted ASU 2024-04 on January 1, 2025, using the prospective transition approach. As a result of our adoption, we accounted for the exchange of the 2021 Notes in September 2025 and the repurchases of the 2021 Notes in March and September 2026 described below, as induced conversions. See Note 7 for additional details of these transactions.

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

We did not have any financial assets or liabilities in Level 3 as of September 30, 2026 or December 31, 2025.

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

Capped Call Transactions — In September 2026, we irrevocably elected cash settlement as the settlement method for our capped call transactions entered into in connection with the convertible notes due 2026, or the 2019 Notes, and as a result, these transactions are accounted for as derivative assets recorded at fair value. We determine the fair value measurement of these assets using a Black-Scholes option-pricing model with all significant inputs being observable market-based inputs. See below and Note 7 for additional details of these transactions.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,054	$—	$1,054	$21,209	$—	$21,209
Commercial paper	—	3,838	3,838	—	—	—
Total cash equivalents	1,054	3,838	4,892	21,209	—	21,209
Short-term investments:
U.S. Government agency securities	—	6,989	6,989	—	7,480	7,480
U.S. Treasury securities	—	1,250	1,250	—	25,390	25,390
Corporate notes and bonds	—	39,657	39,657	—	67,962	67,962
Commercial paper	—	26,342	26,342	—	26,298	26,298
Total short-term investments	—	74,238	74,238	—	127,130	127,130
Long-term investments:
U.S. Government agency securities	—	14,210	14,210	—	6,851	6,851
U.S. Treasury securities	—	1,984	1,984	—	—	—
Corporate notes and bonds	—	99,150	99,150	—	96,915	96,915
Total long-term investments	—	115,344	115,344	—	103,766	103,766
Total cash equivalents and investments	1,054	193,420	194,474	21,209	230,896	252,105

Derivative assets:
Capped call transactions	—	48,656	48,656	—	—	—
Total	$1,054	$242,076	$243,130	$21,209	$230,896	$252,105

Prior to the cash settlement election, the capped call transactions were classified in stockholders’ equity and were not remeasured. As a result of the election, the capped call transactions no longer qualify for the equity classification scope exception under ASC 815, Derivatives and Hedging, and are accounted for as derivative instruments. The derivative assets are not designated as hedging instruments. Upon the election, we recognized a derivative asset of $48.6 million, representing the fair value of the capped call transactions on the election date, within other current assets on our Condensed Consolidated Balance Sheet, with a corresponding adjustment to additional paid-in capital. The derivative assets are remeasured to fair value each reporting period until settlement, which is expected to occur in December 2026.

As of September 30, 2026, the fair value of the capped call transactions was $48.7 million. During the three and nine months ended September 30, 2026, we recorded a gain of $0.1 million on remeasurement of the capped call transactions, which is included in other income, net in our condensed consolidated statements of operations.

We expect short-term investments to mature within 1 year and long-term investments within 1 to 3 years of the reporting date.

Investments

The following tables present the cost or amortized cost, gross unrealized gains, gross unrealized losses and total estimated fair value of our financial assets as of the dates presented (in thousands):

	September 30, 2026
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$1,054	$—	$—	$1,054
U.S. Government agency securities	21,349	—	(150)	21,199
U.S. Treasury securities	3,255	—	(21)	3,234
Corporate notes and bonds	140,513	5	(1,711)	138,807
Commercial paper	30,231	—	(51)	30,180
Total	$196,402	$5	$(1,933)	$194,474

	December 31, 2025
	Cost or	Gross	Gross	Total Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Description:
Money market funds	$21,209	$—	$—	$21,209
U.S. Government agency securities	14,339	2	(10)	14,331
U.S. Treasury securities	25,378	17	(5)	25,390
Corporate notes and bonds	164,563	383	(69)	164,877
Commercial paper	26,285	14	(1)	26,298
Total	$251,774	$416	$(85)	$252,105

Marketable securities in a continuous loss position for less than 12 months had an estimated fair value of $183.4 million and $1.9 million in unrealized losses as of September 30, 2026, and an estimated fair value of $74.9 million and $0.1 million in unrealized losses as of December 31, 2025. Marketable securities in a continuous loss position for greater than 12 months had an estimated fair value of $3.0 million and immaterial unrealized losses as of September 30, 2026, and an estimated fair value of $8.5 million and immaterial unrealized losses as of December 31, 2025.

Note 3. Inventory

The following table presents the detail of inventories as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$26,083	$19,721
Work-in-process	35,111	24,648
Finished goods	22,175	40,592
Total inventory	$83,369	$84,961

Note 4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method of accounting. The following table presents goodwill as of September 30, 2026 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$20,721	$18,723
Foreign currency translation adjustment	(612)	1,980
Total	$20,109	$20,703

As of September 30, 2026, intangible assets comprised the following (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Developed Technology	7.25	$13,364	$(6,452)	$6,912
Tradename	8	$1,246	$(545)	701
Total definite-lived intangible assets (1)		$14,610	$(6,997)	$7,613
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation

We amortize identifiable intangible assets with finite lives over their useful lives on a straight-line basis. Amortization of intangible assets was $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
2026	500
2027	1,999
2028	1,999
2029	1,999
2030	1,077
Thereafter	39
Total	$7,613

Note 5. Stock-Based Awards

Restricted Stock Units

We grant restricted stock units, or RSUs, with a service condition, and RSUs with market and service conditions, or MSUs.

The following table summarizes activity for RSUs and MSUs for the nine months ended September 30, 2026 (in thousands):

	Number of Underlying Shares
	RSUs	MSUs
Outstanding at December 31, 2025	771	219
Granted	458	94
Vested	(299)	(60)
Forfeited	(53)	(3)
Outstanding at September 30, 2026	877	250

Stock-Based Compensation Expense

The following table presents the detail of stock-based compensation expense amounts included in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$368	$515	$1,200	$1,580
Research and development expense	7,955	6,760	23,070	19,844
Sales and marketing expense	2,554	2,266	7,593	4,520
General and administrative expense	5,229	5,010	15,229	14,152
Total stock-based compensation expense	$16,106	$14,551	$47,092	$40,096

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

Obligations with Third Parties

We manufacture products with third-party manufacturers. We are committed to purchase $30.9 million of inventory as of September 30, 2026.

Litigation

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that we have incurred a liability and we can reasonably estimate the amount of loss. As of September 30, 2026 and December 31, 2025, we did not have accrued contingency liabilities. The following is a description of our significant legal proceedings.

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

The following table presents the outstanding principal amount and carrying value of the Notes as of the dates indicated (in thousands):

	September 30, 2026			December 31, 2025
	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount	Principal Amount	Unamortized debt issuance costs	Net Carrying Amount
2021 Notes	$999	$(4)	$995	$97,498	$(753)	$96,745
2025 Notes	190,000	(4,689)	185,311	190,000	(5,859)	184,141
Total Debt	$190,999	$(4,693)	$186,306	$287,498	$(6,612)	$280,886
Short-term Debt	999	(4)	995	97,498	(753)	96,745
Long-term Debt	$190,000	$(4,689)	$185,311	$190,000	$(5,859)	$184,141

Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2021 Notes	May 15, 2027	1.125%	May 15, 2022	1.72%	May 15; November 15	9.0061	$111.04	0.009
2025 Notes	September 15, 2029	0%	N/A	0.84%	N/A	3.7398	$267.39	0.7

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

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	2025 Notes	2021 Notes	2025 Notes	2021 Notes
Amortization of debt issuance costs	$391	$68	$95	$348
Cash interest expense	—	137	—	678
Total interest expense	$391	$205	$95	$1,026

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	2025 Notes	2021 Notes	2025 Notes	2021 Notes
Amortization of debt issuance costs	$1,170	$275	$95	$1,178
Cash interest expense	—	555	—	2,296
Total interest expense	$1,170	$830	$95	$3,474

Accrued interest related to the 2021 Notes was immaterial as of September 30, 2026 and $0.1 million as of December 31, 2025. There is no accrued interest for the 2025 Notes. We record accrued interest in accrued liabilities in our consolidated balance sheet.

We estimate the fair value of the 2021 Notes to be $1.7 million and $159.1 million as of September 30, 2026 and December 31, 2025, respectively, which we determined through consideration of quoted market prices. We estimate the fair value of the 2025 Notes to be $199.1 million and $195.6 million as of September 30, 2026 and December 31, 2025, respectively, which we determined through consideration of quoted market prices. The fair value for the Notes is classified as Level 2, as defined in Note 2.

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

The capped call transactions we entered into in connection with the 2019 Notes remain outstanding even though we have repurchased the 2019 Notes. The initial cap price of these capped call transactions is $54.20 per share, subject to certain adjustments under the terms of these capped call transactions and expire over 40 consecutive scheduled trading days ending on December 11, 2026. In September 2026, we irrevocably elected cash settlement as the settlement method for the capped call transactions. As a result of the election, the capped call transactions no longer qualify for equity classification and were reclassified from additional paid-in capital and recognized as derivative assets at a fair value of $48.6 million within other current assets on our Condensed Consolidated Balance Sheet. The derivative assets are recorded at fair value each reporting period until settlement. During the three months ended September 30, 2026, we recorded a gain of $0.1 million, which is included in other income, net.

The initial cap price of the capped call transactions entered into in connection with the 2025 Notes is $340.32 per share, subject to certain adjustments under the terms of the capped call transactions. These capped call transactions expire on September 15, 2029. We recorded the cost of $11.2 million incurred in connection with the 2025 capped call as a reduction to additional paid-in capital. The capped call transactions are separate transactions, and not part of the terms of the 2025 Notes. These 2025 capped call transactions meet the criteria for classification in equity, are not accounted for as derivatives and are not remeasured each reporting period.

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

In September 2026, we entered into privately-negotiated exchange agreements with certain holders of our outstanding 2021 Notes to exchange approximately $56.3 million principal amount of the 2021 Notes for cash and shares of our common stock, or the second 2021 Note Repurchase. We accounted for the second 2021 Note Repurchase as an induced conversion in accordance with ASC 470-20. In connection with the induced conversion, we paid approximately $56.5 million in cash, representing the principal amount repurchased and accrued and unpaid interest and issued approximately 198,000 shares of our common stock, representing the repurchase value in excess thereof. As a result of the induced conversion, we recorded $1.8 million in induced conversion expense, which is included in the Condensed Consolidated Statements of Operations. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Notes. We did not receive any cash proceeds from issuing the shares of common stock but recognized additional paid-in-capital of $1.4 million representing the induced conversion expense, net of approximately $0.2 million of unamortized debt issuance costs related to the converted 2021 Notes.

Note 8. Net Earnings (loss) per Share

For the periods presented, the following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$4,677	$(12,810)	$(8,364)	$(9,708)
Denominator:
Weighted average common shares outstanding, basic	30,617	29,338	30,463	28,995
Dilutive effect of:
Stock plans	878	—	—	—
Convertible notes	—	—	—	—
Weighted average common shares outstanding, diluted	31,495	29,338	30,463	28,995

Net income (loss) per share — basic	$0.15	$(0.44)	$(0.27)	$(0.33)
Net income (loss) per share — diluted	$0.15	$(0.44)	$(0.27)	$(0.33)

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

The following table presents the outstanding shares of our common stock equivalents excluded from the computation of diluted net earnings (loss) per share as of the dates presented because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	—	472	372	472
RSUs, MSUs and PSUs	36	1,056	1,127	1,056
Employee stock purchase plan shares	20	18	20	18
2021 Notes	9	878	9	878
2025 Notes	711	711	711	711

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

Our CODM reviews information about our revenue categories: Endpoint ICs, including licensing revenue, and systems, defined as reader ICs, readers, gateways, label production systems and software. The following table presents our revenue categories for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Endpoint ICs	$97,316	$78,782	$256,926	$224,619
Systems	14,767	17,273	37,778	43,607
Total revenue	$112,083	$96,055	$294,704	$268,226

Significant Segment Expenses

As our CODM manages operations on a consolidated basis, consolidated net income (loss) as reported in our Statement of Operations is the GAAP measure that we use to make operating decisions and evaluate operating performance. The significant expense categories we use to manage operations are those reflected in our Condensed Consolidated Statement of Operations.

Note 10. Deferred Revenue

Deferred revenue, comprising individually immaterial amounts for extended warranty, enhanced product maintenance and advance payments on nonrecurring engineering, or NRE, services contracts, represents contracted revenue that has not yet been recognized. We recognized $1.7 million of revenue related to amounts included in deferred revenue as of December 31, 2025 for the nine months ended September 30, 2026. We recognized $1.4 million of revenue related to amounts included in deferred revenue as of December 31, 2024 for the nine months ended September 30, 2025.

The following table presents the changes in deferred revenue for the indicated periods (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$2,481	$1,968
Deferral of revenue	1,466	2,920
Recognition of deferred revenue	(2,043)	(2,128)
Balance at end of period	$1,904	$2,760

Note 11. Related-Party Transactions

On December 22, 2025, we signed a goods and services agreement with Microchip Technology Incorporated, or Microchip. The chairman of our board of directors is chief executive officer and board chairman of Microchip. As of September 30, 2026, we have prepaid $2.0 million for goods and services related to this agreement. An immaterial amount has been recorded in the Condensed Consolidated Statements of Operations related to this agreement for the three and nine months ended September 30, 2026.

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

Our Business

Our vision is a world in which every item that enterprises manufacture, transport and sell, and that people own, use and recycle, is wirelessly and ubiquitously connected to the cloud. And a world in which the ownership, history and linked information for every one of those items is seamlessly available to enterprises and people. We call our vision Physical Intelligence, which we define as the real, trusted item data we deliver to enterprise AI systems. We design and sell a platform that delivers that Physical Intelligence and that we and our partners use to create solutions that identify and track items, enabling enterprises to take action and, by learning from those actions, improve their business outcomes.

Our mission is to connect every thing. We have enabled connectivity for more than 160 billion items to date, delivering real, trusted data about those items to retailers, supply chain and logistics, or SC&L, providers, grocers, restaurants, food-service providers, airlines, automobile manufacturers, healthcare companies and many more, enabling them to visualize everything, waste nothing and act instantly.

We are today focused on extending item connectivity from tens of billions to trillions of items and delivering Physical Intelligence not just to enterprises but to people, so they too can benefit from their connected items. We believe the solutions we and our partners are enabling will, in the not-too-distant future, give people ubiquitous access to cloud-based digital twins of every item, each storing the item’s history, location and linked information and helping people explore and learn about the item. We believe that that connectivity will transform the world.

We and our partner ecosystem build Physical Intelligence solutions using products that we design and either sell or license, including silicon radios, reading systems, label production systems and intellectual property. We also offer software and cloud services, and while nascent from a standalone revenue perspective, they enable our other product offerings, and we intend to expand them as a part of our growth strategy. We sell two types of silicon radios. The first are endpoint ICs that store a serialized number to wirelessly identify an item. Our partners embed endpoint ICs into an item or its packaging. These ICs may also contain a cryptographic key to authenticate the item. The second are reader ICs that our partners use in embedded or finished readers to wirelessly discover, inventory and engage the endpoint ICs. Those readers may also protect an item or consumer, for example by authenticating the item as genuine or privatizing the item by rendering the endpoint IC unresponsive without the consumer first providing a password. Our reading systems comprise high-performance finished readers and gateways used primarily in autonomous reading solutions. Our label production systems enable partner products and facilitate enterprise deployments. Our software and cloud service offerings focus on solutions enablement, particularly for key enterprise customers.

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

Seasonality and Pricing

We typically negotiate pricing with most of our endpoint IC OEMs with an effective date of the first quarter of the calendar year. In the past, this negotiation typically resulted in reduced revenue and gross margins in the first quarter compared to prior periods, which then normalized in subsequent quarters as we reduce costs and adjust product mix by migrating those OEMs and end users to newer, lower-cost products. In the second quarter of 2026, and significantly due to increasing worldwide semiconductor demand, many of our vendors and subcontractors either increased prices, signaled future price increases or both. In response, during the second quarter, we notified our customers of modest, impending product price increases. If we are unable to successfully increase our prices or if our customers choose competitors' products due to our higher prices, then our product margins, operating results or both may suffer.

Endpoint IC volumes tend to be lower in the fourth quarter than in the third quarter. System sales tend to be higher in the fourth quarter and lower in the first quarter, we believe due to the availability of residual funding for capital expenditures prior to the end of many end users’ fiscal years. While we do not always see these seasonal trends, we did experience them in second-half 2024 and in 2025.

We also see quarter-to-quarter revenue and gross margin variability due to macroeconomic conditions, program-launch timing and our ability to migrate OEMs and end users to newer, lower cost products. These factors, among others, may impact the seasonal trends.

Results of Operations

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	2026	2025	Change
Revenue	$112,083	$96,055	$16,028	$294,704	$268,226	$26,478
Gross profit	$59,129	$48,328	$10,801	$159,121	$141,622	$17,499
Gross margin	52.8%	50.3%	2.5%	54.0%	52.8%	1.2%
Income (loss) from operations	$4,591	$656	$3,935	$(73)	$1,961	$(2,034)

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Revenue and gross profit increased, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. The endpoint IC revenue increase was driven primarily by increased shipment volumes while the systems revenue decrease was driven primarily by decreased shipment volumes. Gross margin increased from higher product margins, partially offset by revenue mix. Income from operations increased, due primarily to increased revenue, partially offset by increased operating expenses. The operating expense increase was due to higher research and development, general and administrative and sales and marketing costs.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Revenue and gross profit increased, due primarily to increased endpoint IC revenue partially offset by decreased systems revenue. The endpoint IC revenue increase was driven primarily by increased shipment volumes while the systems revenue decrease was driven primarily by decreased shipment volumes. Gross margin increased from higher product margins, partially offset by revenue mix. Loss from operations increased, due primarily to increased operating expenses, partially offset by increased revenue. The operating expense increase was due to higher research and development, sales and marketing and general and administrative costs.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Endpoint ICs	$97,316	$78,782	$18,534	$256,926	$224,619	$32,307
Systems	14,767	17,273	(2,506)	37,778	43,607	(5,829)
Total revenue	$112,083	$96,055	$16,028	$294,704	$268,226	$26,478

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Endpoint IC revenue increased $18.5 million, due to a $24.8 million increase in shipment volumes, partially offset by a $6.2 million decrease from lower ASP from product mix and new customer pricing that went into effect at the beginning of the year.

Systems revenue decreased $2.5 million, due primarily to a decrease in shipment volumes. Gateway revenue decreased $1.6 million and reader revenue decreased $1.5 million. These decreases were partially offset by an increase of $0.9 million in reader IC revenue.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Endpoint IC revenue increased $32.3 million, due to a $48.8 million increase in shipment volumes and a $1.0 million increase in licensing revenue, partially offset by a $17.4 million decrease from lower ASP from product mix and new customer pricing that went into effect at the beginning of the year.

Systems revenue decreased $5.8 million, due primarily to a decrease in shipment volumes. Gateway revenue decreased $3.9 million and reader IC revenue decreased $1.6 million.

Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	2026	2025	Change
Cost of revenue	$52,954	$47,727	$5,227	$135,583	$126,604	$8,979
Gross profit	59,129	48,328	10,801	159,121	141,622	17,499
Gross margin	52.8%	50.3%	2.5%	54.0%	52.8%	1.2%

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Gross profit increased, due primarily to increased endpoint IC revenue. Gross margin increased, due primarily to endpoint IC product mix, specifically a higher contribution from M800 compared to the prior-year period, and an increase in systems margin due to customer mix. These increases were partially offset by revenue mix.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Gross profit increased, due primarily to increased endpoint IC revenue. Gross margin increased, due primarily to endpoint IC product mix, specifically a higher contribution from M800 compared to the prior-year period, partially offset by revenue mix.

Operating Expenses

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Research and development	$30,581	$25,720	$4,861	$88,567	$75,686	$12,881

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Research and development expense increased $4.9 million, due primarily to increases of $4.5 million in personnel expenses due to higher headcount and bonus achievement compared to the prior-year period, an increase of $1.2 million in stock-based compensation expense, due primarily to increased outstanding equity grants, and an increase of $0.5 million in infrastructure costs, partially offset by a decrease of $1.3 million in product development costs due to timing.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Research and development expense increased $12.9 million, due primarily to increases of $9.8 million in personnel expenses due to higher headcount and higher bonus achievement compared to the prior-year period, an increase of $3.2 million in stock-based compensation expense, due primarily to increased outstanding equity grants, and an increase of $1.7 million in infrastructure costs, partially offset by a decrease of $1.9 million in product development costs due to timing.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Sales and marketing	$10,271	$9,380	$891	$29,857	$26,173	$3,684

Sales and marketing expense comprises primarily personnel expenses (salaries, incentive sales compensation, or commission, benefits and other employee-related costs) and stock-based compensation expense for our sales and marketing personnel; travel, advertising and promotional expenses; and an allocated portion of infrastructure costs which include occupancy, depreciation and software costs.

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Sales and marketing expense increased $0.9 million, due primarily to an increase of $0.6 million in personnel expense mostly from higher bonus achievement compared to the prior-year period, and a $0.3 million increase in stock-based compensation expense, due primarily to increased outstanding equity grants.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Sales and marketing expense increased $3.7 million, due primarily to an increase of $3.1 million in stock-based compensation expense and an increase of $0.8 million in personnel expense. Stock-based compensation expense increased due to lower expense in the prior-year period due to the retirement of our Chief Revenue Officer and increased outstanding equity grants in the current-year period. Personnel expense increased due to higher bonus achievement compared to the prior-year period.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
General and administrative	$13,175	$12,035	$1,140	$39,188	$36,259	$2,929

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025

General and administrative expense increased $1.1 million, due primarily to an increase of $0.8 million in personnel expenses, due primarily to higher headcount and higher bonus achievement compared to the prior-year period.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

General and administrative expense increased $2.9 million, due primarily to an increase of $1.1 million in stock-based compensation expense, due primarily to increased outstanding equity grants, an increase of $0.9 million in personnel expenses, due primarily to higher headcount and higher bonus achievement compared to the prior-year period and an increase of $0.5 million in professional service costs.

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Amortization of intangibles	$511	$537	$(26)	$1,582	$1,543	$39

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Amortization of intangibles was comparable for the periods.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Amortization of intangibles was comparable for the periods.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Other income, net	$2,515	$2,592	$(77)	$7,436	$6,705	$731

Other income, net, comprises primarily interest income on our short-term investments.

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Other income, net, was comparable for the periods.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Other income, net, increased $0.7 million, due primarily to increased interest income given higher invested balances throughout the period.

Induced Conversion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Induced conversion expense	$1,793	$15,026	$(13,233)	$13,731	$15,026	$(1,295)

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Induced conversion expense decreased $13.2 million for the period due to the following:

In September 2026, we completed a privately negotiated induced conversion of $56.3 million principal amount of the 2021 Notes, for which we recorded $1.8 million in induced conversion expense, included in the Condensed Consolidated Statements of Operations. In September 2025, we completed a privately negotiated induced conversion of $190.0 million principal amount of the 2021 Notes, for which we recorded $15.0 million in induced conversion expense, included in the Condensed Consolidated Statements of Operations. The induced conversion expenses represent the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Notes. See Note 7 to our Condensed Consolidated financial statements included elsewhere in this report for further information related to each transaction.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Induced conversion expense decreased $1.3 million for the period due to the following:

In March 2026, we completed a privately negotiated induced conversion of $40.2 million principal amount of the 2021 Notes, for which we recorded $11.9 million in induced conversion expense, included in the Condensed Consolidated Statements of Operations. In September 2026, we completed a privately negotiated induced conversion of $56.3 million principal amount of the 2021 Notes, for which we recorded $1.8 million in induced conversion expense, included in the Condensed Consolidated Statements of Operations. In September 2025, we completed a privately negotiated induced conversion of $190.0 million principal amount of the 2021 Notes, for which we recorded $15.0 million in induced conversion expense, included in the Condensed Consolidated Statements of Operations.

The induced conversion expenses represent the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2021 Notes. See Note 7 to our Condensed Consolidated financial statements included elsewhere in this report for further information related to each transaction.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Interest expense	$596	$1,121	$(525)	$2,000	$3,569	$(1,569)

Interest expense comprises primarily cash interest and amortization of debt issuance costs on our debt.

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Interest expense decreased by $0.5 million, due primarily to decreased interest on our convertible debt, primarily from the 2021 Note Exchange transaction, which we completed in September 2025 and the 2021 Note Repurchases, which we completed in March 2026 and September 2026.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Interest expense decreased by $1.6 million, due primarily to decreased interest on our convertible debt, primarily from the 2021 Note Exchange transaction, which we completed in September 2025 and the 2021 Note Repurchases, which we completed in March 2026 and September 2026.

Income Tax Benefit (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Income tax benefit (expense)	$(40)	$89	$(129)	$4	$221	$(217)

We are subject to federal and state income taxes in the United States and foreign jurisdictions. Income tax expense increased $0.1 million for the three months ended September 30, 2026 and income tax benefit decreased $0.2 million for the nine months ended September 30, 2026 compared to the prior-year periods, due to changes in effective tax rates for each period.

On July 4, 2025, President Trump signed Public Law No. 119-21 - An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, or “H.R. 1”, into law. One key provision, applicable to us, is the treatment of domestic research and experimental expenditures, which can now be capitalized or expensed. As previously required under the Tax Cuts and Jobs Act, we capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of H.R. 1, we began deducting domestic Section 174 costs in 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $113.0 million, comprising cash deposits held at major financial institutions and short-term investments in a variety of securities, including U.S. government securities, treasury bills, corporate notes and bonds, commercial paper and money market funds. As of September 30, 2026, we had working capital of $299.0 million.

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

In September 2025, we completed the 2021 Note Exchange, and in March 2026 and September 2026, we completed the 2021 Note Repurchases. We accounted for the 2021 Note Exchange and the 2021 Note Repurchases as induced conversions in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20) and in accordance with ASU 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments, which we early adopted as of January 1, 2025. Refer to below discussion of 2025 Notes for further information.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$61,192	$43,610
Net cash provided by (used in) investing activities	30,110	(29,219)
Net cash used in financing activities	(100,679)	(9,077)

Operating Cash Flows

For the nine months ended September 30, 2026, we generated $61.2 million of net cash proceeds from operating activities. These net cash proceeds were due primarily to $64.5 million of net income adjusted for non-cash items, partially offset by a $3.3 million decrease in working capital due primarily to higher accounts receivable and prepaid expenses and other assets, partially offset by lower inventory and higher accrued compensation and employee related benefits.

Investing Cash Flows

For the nine months ended September 30, 2026, we generated $30.1 million of net cash proceeds from investing activities. These net cash proceeds were due to investment maturities of $115.1 million and proceeds from sales of investments of $45.2 million, partially offset by investment purchases of $121.0 million and equipment purchases of $9.2 million.

Financing Cash Flows

For the nine months ended September 30, 2026, we used $100.7 million of net cash from financing activities to purchase a portion of our 2021 Notes for $103.6 million and pay $2.4 million in taxes to cover RSU vesting, partially offset by proceeds of $5.3 million from stock-option exercises and our employee stock purchase plan.

Cash Requirements and Contractual Obligations

Our primary cash requirements are for operating expenses and capital expenditures. Our operating expenses have generally increased as we invest in developing products and technologies that we believe have the potential to drive long-term business growth.

Convertible Notes – As of September 30, 2026, the principal balance outstanding on the 2021 Notes and 2025 Notes is $1.0 million and $190.0 million, respectively. Refer to Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this report for maturity date, stated interest rate and additional information on the Notes.

Operating Lease Obligations – Our lease portfolio comprises primarily operating leases for our office space. For additional information regarding our operating leases, see Note 11 of our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase Commitments – Purchase commitments as of September 30, 2026 total $44.1 million and consist primarily of noncancelable commitments to purchase inventory.

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

We had cash, cash equivalents and short-term investments of $113.0 million as of September 30, 2026. Our investments are exposed to market risk due to fluctuations in prevailing interest rates, which may reduce the yield on our investments or their fair value. Because a significant portion of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2026.

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

We have developed, and continue developing, solutions for retail point of sale and loss prevention and SC&L package routing that have been, or that we expect to be, deployed by industry-leading enterprise end users. We have also launched features in Gen2X that we believe will improve our ability to deliver cost-effective enterprise solutions. If we do not make our offerings repeatable across multiple enterprises and in various market segments, we may fail to capitalize on our platform’s potential. We may not have the opportunity to address challenging new use cases across new market segments, such as health and beauty, cosmetics, pharmaceuticals and food, if we do not succeed in developing relationships with top-tier solution partners who know about and believe in our solutions.

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

Though less common, we have also increased prices from time to time, especially during times of increasing wafer and/or post-processing costs. In 2026, significantly due to increasing worldwide semiconductor demand, many of our vendors and subcontractors either increased prices, signaled future price increases or both. In response, we introduced modest price increases. We may be required to raise prices again if economic conditions, such as inflation, or other causes, such as geopolitical instability, create additional upward pressure on our product costs. Higher prices could reduce our market share and/or dampen adoption and market growth.

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

A wide range of Lower 900 MHz Band users, industry groups and companies, including us and other RAIN providers registered opposition to NextNav’s petition and asked the FCC to reject it. In early 2025, the FCC launched a Notice of Inquiry to explore ways in which the FCC could support alternative PNT technologies and solutions. Comments and reply comments were due in April and May 2025, respectively. In September 2026, a coalition of prominent industry groups including the RAIN Alliance, National Retail Federation and the Retail Industry Leaders Association formed the SpecTech Alliance to oppose NextNav’s petition.

NextNav has actively lobbied various federal government branches and units to support its proposal but the FCC has not yet acted on NextNav’s petition or on the PNT Notice of Inquiry. The fate of NextNav’s petition remains uncertain. If NextNav’s petition were to be approved as proposed, the consequent ISM band reconfiguration could negatively impact us and our industry. If the FCC were to take material steps toward considering, or ultimately adopting, NextNav’s proposal, our business could be negatively affected.

Some of our partners offer competitive products or services.

Some of our partners promote certain of our products and services while competing with our other products and services. For example, some of our OEM partners use our reader ICs to build and sell readers and gateways that compete with our readers and gateways. Similarly, some of our partners use our readers to build and sell gateways that compete with our gateways, or offer solutions that may compete with solutions we are developing. If we fail to manage such conflicts successfully, then our business and operating results could be negatively affected.

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

In February 2026, the U.S. Supreme Court determined that the International Emergency Economic Powers Act, or IEEPA, did not authorize the tariffs the U.S. administration had implemented in 2025. Following that decision, the administration rescinded the tariffs imposed under IEEPA effective February 24, 2026, and in its place imposed a surcharge on U.S. imports under Section 122 of the Trade Act of 1974. The Section 122 surcharge expired effective July 24, 2026, after which the U.S. administration imposed tariffs of 10% or 12.5% on the largest U.S. trading partners under authorities provided in Section 301 of the Trade Act of 1974, following determinations that those U.S. trading partners insufficiently enforce forced labor laws. Under separate authority, the U.S. also imposed tariffs on imports of steel, aluminum and copper; on certain semiconductor products including higher tariffs on Chinese-origin semiconductors; and on certain additional items under Section 232 of the Trade Expansion Act of 1962. Based on trade actions undertaken and/or threatened by the U.S. since 2025, significant trade partners such as Mexico, China and the European Union have at times imposed, or announced plans to impose, retaliatory tariffs. In August 2026, the U.S. administration invoked Section 338 of the Tariff Act of 1930 to impose 50% tariffs on a range of imports from Canada, resulting in retaliatory trade actions by Canada effective September 2026 and still further escalation of U.S. measures in response to Canada’s actions.

Given this dynamic environment, it is not possible to know with any degree of certainty what the negative direct and indirect consequences of tariffs and other trade restrictions could be on our business and financial results. We believe the direct impact of U.S. tariffs on our endpoint IC business is likely to be manageable because we import only a small portion of our wafers into the United States. However, the indirect impact of U.S. tariffs on products containing our endpoint ICs could be significant. For example, China remains a key producer of the goods our endpoint ICs connect, and a key producer of readers using our reader ICs, so high U.S. tariffs on imports from China could significantly and negatively affect our business and financial results.

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

Deterioration in the political, social, business or economic conditions in any jurisdictions in which we have significant suppliers, distributors or end users—including as a result of natural disasters, labor strikes, public health crises, geopolitical events, military conflicts, blockades or other developments—could slow or halt product shipments or disrupt our ability to procure, manufacture or post-process our products, as well as our ability to effectively and timely execute on end-user deployments. Consequent shortages of energy, jet fuel, purified water, raw materials as diverse as polymers or helium and other items that underpin the global economy can likewise disrupt our ability to procure, manufacture or post-process and ship our products or dampen market demand.

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

Investors, governmental and nongovernmental organizations, partners and end users monitor our environmental, social and governance, or ESG, practices. Our failure, or perceived failure, to adequately respond to concerns raised about our ESG practices could harm our business and reputation, and increased costs related to our ongoing or enhanced ESG practices and to reporting and disclosure requirements could negatively affect our operating results and stock price. We are also subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of the Congo and adjoining countries in their products even if these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals used in manufacturing our products, and we could face reputational challenges if we are unable to sufficiently verify the origins of all minerals we use in our products. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

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

AI technologies, including AI tools used to identify and exploit security vulnerabilities, may also increase security risks. If we, our platform, or any of the third parties on which we rely suffers or is believed to have suffered a security breach or other security incident, vulnerability, error, outage, ransomware or malicious event, then we could face increased costs, claims, liability, reduced revenue and harm to our reputation.

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
•
the need to identify and substitute components used in our products and requalify those products if the original components have significant price increases, have extended lead times or become unavailable;
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

Transactions relating to the 2025 Notes may affect our stock’s value.

If the 2025 Notes are converted by holders, then we are required to deliver cash, stock or any combination of cash or stock, at our election. If we elect to deliver stock, the ownership interests of our existing stockholders will be diluted, and public market sales of stock issued upon a conversion could decrease our stock price. Anticipated future conversions of the 2025 Notes into stock could also decrease our stock price, as could short selling by holders of the 2025 Notes to hedge their positions.

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

For more information on the Notes and the capped call transactions, see Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

As of September 30, 2026, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 43.2% of our stock. As a result, our executive officers, directors and principal stockholders may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including electing directors and approving mergers, acquisitions or other transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price. This ownership concentration could also prevent attempts by our stockholders to replace or remove our board of directors or management.

We may not have sufficient cash flow or access to cash necessary to satisfy our obligations under the 2025 Notes, and our current and future indebtedness may restrict our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2025 Notes, or to make cash payments in connection with any conversion of the 2025 Notes or upon any fundamental change if holders require us to repurchase their 2025 Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flow to service our debt and make necessary operating and capital expenditures, then we may be required to pursue other alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2025 Notes, will depend on the capital markets and our financial condition at that time. We may not be able to pursue these alternatives on favorable terms or at all, which could result in us defaulting on our debt obligations.

Our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•
make it more difficult for us to satisfy our debt obligations, including the 2025 Notes;
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

None except as previously reported in our Current Report on Form 8-K filed on September 10, 2026.

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

Impinj, Inc.

Date: October 28, 2026	By:	/s/ Cary Baker
Cary Baker Chief Financial Officer (principal financial officer and duly authorized signatory)